Form 10-Q
period 1998-06-30
ABGENIX INC
filed 1998-08-17
CIK 1052837

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1998

                                       OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number: 000-24207

                                  ABGENIX, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-3248826
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                              7601 DUMBARTON CIRCLE
                            FREMONT, CALIFORNIA 94555
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (510) 608-6500
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]   No [X]

As of August 1, 1998 there were 11,054,728 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  ABGENIX, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                Page No.
                                                                                                --------
Cover Page...................................................................................      1

Index........................................................................................      2

PART I - Financial Information

        ITEM 1 - Financial Statements

        Condensed Balance sheets - June 30, 1998, December 31, 1997 and pro forma
             stockholders' equity at June 30, 1998...........................................      3

        Condensed Statements of operations - three months ended June 30, 1998 and
             June 30, 1997 and six months ended June 30, 1998 and June 30, 1997..............      4

        Condensed Statements of cash flows - three months ended June 30, 1998 and
             June 30, 1997 and six months ended June 30, 1998 and June 30, 1997..............      5

        Notes to condensed financial statements.........,,,..................................      6

        ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................................      8

PART II - Other Information

        ITEM 1 - Legal Proceedings...........................................................     24

        ITEM 2 - Changes in Securities and Use of Proceeds...................................     24

        ITEM 3 - Defaults Upon Senior Securities.............................................     24

        ITEM 4 - Submission of Matters to a Vote of Security Holders.........................     24

        ITEM 5 - Other Information...........................................................     24

        ITEM 6 - Exhibits and Reports on Form 8-K............................................     24

SIGNATURES...................................................................................     29

                                  ABGENIX, INC.

                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                 PRO FORMA
                                                                                                                STOCKHOLDERS'
                                                                                               DECEMBER 31,      EQUITY AT
                                                                                                  1997         JUNE 30, 1998
                                                                             JUNE 30, 1998       (NOTE 1)         (NOTE 1)
                                                                             -------------     ------------    --------------
                                                                              (UNAUDITED)                        (UNAUDITED)
                                              ASSETS
Current assets:
   Cash and cash equivalents ...........................................        $    794        $  4,617
   Short-term investments ..............................................           7,022          10,704
   Receivable from related party .......................................             406              --
   Prepaid expenses and other current assets ...........................             998             550
                                                                                --------        --------
Total current assets ...................................................           9,220          15,871
Property and equipment, net ............................................           5,341           5,776
Deposits and other assets ..............................................             539             437
                                                                                --------        --------
                                                                                $ 15,100        $ 22,084
                                                                                ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Short-term payable to parent ........................................        $    158        $    212
   Payable to Xenotech for cross-license and settlement
        obligation .....................................................           3,750           3,750
   Accounts payable ....................................................             452             426
   Accrued stock issuance costs ........................................              --           1,200
   Other accrued liabilities ...........................................           1,761           2,000
   Current portion of long-term debt ...................................           1,642           1,646
                                                                                --------        --------
Total current liabilities ..............................................           7,763           9,234
Long-term debt .........................................................           3,136           3,979
Commitments:
   Redeemable convertible preferred stock, $0.0001 par value;
      20,000,000 shares authorized, 7,844,352 and 7,263,209
      shares issued and outstanding at June 30, 1998 and
      December 31, 1997, at amount paid in; aggregate redemption and liquidation value of approximately $49,020 and $45,003
      at June 30, 1998 and December 31, 1997, respectively .............          35,125           31,189         $     --
   Redeemable convertible preferred stock subscription receivable ......              --           (2,737)              --
   Redeemable convertible preferred stock issuable .....................              --            2,737               --
Stockholders' equity (net capital deficiency):
   Common stock, $0.0001 par value; 50,000,000 shares
   authorized, 324,242 and 233,542 shares issued and
   outstanding at June 30, 1998 and December 31, 1997,
   respectively; at amount paid in .....................................             442              351           35,567
   Contributions from parent ...........................................          29,277           29,277           29,277
   Additional paid-in capital ..........................................           2,296            1,776            2,296
   Deferred compensation ...............................................          (1,470)          (1,248)          (1,470)
   Accumulated deficit .................................................         (61,469)         (52,474)         (61,472)
                                                                                --------         --------         --------
Total stockholders' equity (net capital deficiency).....................         (30,924)         (22,318)        $  4,198
                                                                                --------         --------         ========
                                                                                $ 15,100         $ 22,084
                                                                                ========         ========

                             See accompanying notes.

                                  ABGENIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                    ----------------------------      ----------------------------
                                                                       1998             1997             1998             1997
                                                                    -----------      -----------      -----------      -----------
Revenues:
     Revenue under collaborative agreements from
     related parties (net of equity in losses of
     Xenotech of $195 and $375 for the three months
     ended June 30, 1998 and 1997 and $310 and
     $485 for the six months ended June 30, 1998
     and 1997, respectively) ...................................     $    212         $    430         $    502       $      765
     Contract revenue ..........................................          523               --            1,123               --
                                                                     --------         --------         --------       ----------
Total revenues .................................................          735              430            1,625              765
Operating expenses:
     Research and development ..................................        3,553            2,582            8,919            5,132
     General and administrative ................................          803              672            1,721            1,204
     Charge for cross-license and settlement-
       amount allocated from Cell Genesys ......................           --               --                            11,250
     Equity in losses from the Xenotech joint
       venture (charge for cross-license and settlement) .......           --               --               --            3,750
                                                                     --------         --------         --------       ----------
Total operating expenses .......................................        4,356            3,254           10,640           21,336
                                                                     --------         --------         --------       ----------
Operating loss .................................................       (3,621)          (2,824)          (9,015)         (20,571)
Other income and expenses:
     Interest income ...........................................          132               89              330              213
     Interest expense ..........................................         (161)            (186)            (310)            (263)
                                                                     --------         --------         --------       ----------
Net loss .......................................................     $ (3,650)        $ (2,921)        $ (8,995)      $  (20,621)
                                                                     ========         ========         ========       ==========
Basic net loss per share .......................................     $ (11.59)        $(265.55)        $ (30.80)      $(3,436.83)
                                                                     ========         ========         ========       ==========
Shares used in computing basic net loss per share ..............          315               11              292                6
                                                                     ========         ========         ========       ==========

                             See accompanying notes.

                                  ABGENIX, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -------------------------
                                                                          1998             1997
                                                                        --------         --------
OPERATING ACTIVITIES:
Net loss .......................................................        $ (8,995)        $(20,621)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Equity in losses of Xenotech (including the charge
         for cross-license and settlement) .....................             310            4,235
     Depreciation and amortization .............................             895              324
     Charge for cross-license and settlement ...................              --           11,250
     Changes in certain assets and liabilities:
         Receivable from related party .........................            (406)              --
         Prepaid expenses and other current assets .............            (448)            (917)
         Deposits and other assets .............................            (102)            (100)
         Short-term payable to parent ..........................             (54)          (1,073)
         Accounts payable ......................................              26               --
         Deferred revenue from related parties .................              --             (376)
         Accrued stock issuance costs ..........................          (1,200)              --
         Other accrued liabilities .............................            (239)          (1,250)
                                                                        --------         --------
Net cash used in operating activities ..........................         (10,213)          (8,528)
                                                                        --------         --------
INVESTING ACTIVITIES
Purchases of short-term investments ............................          (7,023)          (4,978)
Sales of short-term investments at maturity ....................          10,705            2,982
Capital expenditures ...........................................            (151)          (2,455)
Contributions to Xenotech ......................................            (321)            (434)
                                                                        --------         --------
Net cash provided by (used in) investing activities ............           3,210           (4,885)
                                                                        --------         --------
FINANCING ACTIVITIES
Net proceeds from issuances of redeemable convertible
     preferred stock ...........................................           3,936               --
Proceeds from issuance of note payable to parent ...............              --            1,579
Proceeds from long-term debt ...................................              --            5,946
Payments under long-term debt ..................................            (847)             (49)
Proceeds from issuance of common stock .........................              91                9
                                                                        --------         --------
Net cash provided by financing activities ......................           3,180            7,485
                                                                        --------         --------
Net increase (decrease) in cash and cash equivalents ...........          (3,823)          (5,928)
Cash and cash equivalents at the beginning of the period .......           4,617            7,190
                                                                        --------         --------
Cash and cash equivalents at the end of the period .............        $    794         $  1,262
                                                                        ========         ========

                             See accompanying notes.

                                  ABGENIX, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.      BASIS OF PRESENTATION

        The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1997 and accompanying notes included in the Company's Prospectus dated July 2, 1998 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-49415), as amended. The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

        Unaudited Pro Forma Stockholders' Equity (Net Capital Deficiency)

        In July 1998, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a price of $8.00 per share. The Company received cash of $18.6 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. Upon the closing of the initial public offering, each outstanding share of the Company's then outstanding convertible redeemable preferred stock was automatically converted into one share of common stock. On July 27, 1998, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock at a price of $8.00 per share to cover over-allotments. The Company received cash of approximately $2.8 million, net of underwriting discounts and commissions.

        Reclassification

        Certain 1997 balances have been reclassified to conform to the 1998 presentation.

2.      NET LOSS PER SHARE

        In 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

        Pro forma net loss per share has been computed to give effect to the automatic conversion of redeemable convertible preferred stock into common stock upon completion of the Company's initial public offering (using the as-if-converted method) from the original date of issuance.

        A reconciliation of shares used in calculation of basic and diluted and pro forma net loss per share follows (in thousands except per share data):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -----------------------       -----------------------
                                                            1998           1997           1998           1997
                                                          --------       --------       --------       --------
Net loss ..............................................   $ (3,650)      $ (3,091)      $ (8,995)      $(20,791)
                                                          ========       ========       ========       =========
Basic:
   Weighted-average shares of common stock
      outstanding used in computing basic
      and diluted net loss per share ..................        315             11            292               6
                                                          ========       ========       ========       =========
Basic net loss per share ..............................   $  11.59       $ 281.00       $  30.80       $3,465.17
                                                          ========       ========       ========       =========
Pro forma:
   Shares used in computing basic
      net loss per share (from above) .................        315             11            292              6
   Adjusted to reflect the effect of the assumed
      conversion of preferred stock from the
      date of issuance ................................      7,844          3,750          7,844          3,750
                                                          --------       --------       --------       ---------
   Weighted-average shares used in computing
      pro forma net loss per share ....................      8,159          3,761          8,136          3,756
                                                          ========       ========       ========       =========
Pro forma net loss per share ..........................   $  (0.45)      $  (0.82)      $  (1.11)      $  (5.54)
                                                          ========       ========       ========       =========

        Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is antidilutive.

3.      COLLABORATION AGREEMENT WITH XENOTECH

        Xenotech

        In 1991, Cell Genesys and JT America, Inc. formed Xenotech to develop genetically modified strains of mice which can produce human monoclonal antibodies and to commercialize products generated from these mice. Upon the creation of Abgenix, Cell Genesys' rights in the joint venture were assigned to the Company. Xenotech funds its research, which is generally conducted by Abgenix, through capital contributions from the partners. The Company paid and expensed as research and development $0, $0, $195,000 and $0 related to licensing the rights to this technology from Xenotech for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, respectively.

        The Company is obligated to pay 50% of all Xenotech's funding requirements. The Company accounts for its investment in Xenotech under the equity method; 50% of Xenotech's research and development expenses up to the Company's investment amount. Details are as follows:

                                                          Three months ended     Six months ended
                                                                June 30,             June 30,
                                                          ------------------     ----------------
                                                          1998        1997       1998      1997
                                                         ------      ------     ------    ------
Abgenix's share of
  Xenotech losses ....................................     195         258        312     4,094

Losses associated with
  cross-license and settlement .......................      --          --         --    (3,750)

Unabsorbed losses ....................................      --          --         (2)       --

Difference due to timing and
  change in deferred revenue .........................      --         117         --       141
                                                         ------      ------     ------    ------
Equity in losses of Xenotech .........................     195         375        310       485


       The company recognized revenue of $212,000, $430,000, $502,000 and $765,000 for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, respectively, net of its own payments to the joint venture related to this revenue.

       Summary unaudited financial information for Xenotech is as follows:

                                                          Three months ended     Six months ended
                                                               June 30,             June 30,
                                                          ------------------     ----------------
                                                           1998        1997       1998      1997
                                                          ------      ------     ------    ------

Research and license revenues
  from partners ......................................      100          --        310        25
Expenses:
  Research and development ...........................      420         481        858       696
  General and administrative .........................       70          37         77        52
  Cross-license and settlement
    expense ..........................................        --         --         --     7,470
                                                          ------      ------     ------    ------
Total expenses .......................................      490         518        935     8,218
Interest income ......................................       --           3         --         6
                                                          ------      ------     ------    ------
Net loss .............................................     (390)       (515)      (625)   (8,187)



4.     SUBSEQUENT EVENT

       In July 1998, Abgenix established a research collaboration with Millennium BioTherapeutics in which Millennium BioTherapeutics will make payments to the Company for performance of research activities. In addition, the agreement provides Millennium BioTherapeutics with an option, for a limited time, to enter into a research license and option agreement that provides Millennium BioTherapeutics with an option to obtain a license to develop, make, use and sell antibody products derived from the research collaboration. If the option is exercised, the research license and option agreement may provide Abgenix with up to approximately $7.5 million in license fees and milestone payments to be made in the future upon completion of certain milestones, including completion of research, clinical trials and the receipt of regulatory approvals. Additionally, if a product receives marketing approval from the FDA or equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Millennium BioTherapeutics.

                                  ABGENIX, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements in paragraph two under "Overview" regarding the Company's commercialization strategy, the statements in paragraph four under "Overview" regarding future revenues from current and potential future collaborative arrangements, the statements in paragraph eight and paragraph nine under "Results of Operations" regarding future increases on research and development and general and administrative expenses, respectively, the statements in paragraph four under "Liquidity and Capital Resources" regarding the Company's use of available resources during future periods, the statements in paragraph five under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements, and the statements below under "Additional Factors Affecting Future Operating Results", among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Additional Factors Affecting Future Operating Results".

OVERVIEW

        The business and operations of Abgenix commenced in 1989 and were initially conducted within Cell Genesys, Inc. ("Cell Genesys"). On June 24, 1996, Abgenix was incorporated and subsequently on July 15, 1996 was organized pursuant to a Stock Purchase and Transfer Agreement between the Company and Cell Genesys. The agreement set forth the terms and conditions for the transfer of the antibody business unit within Cell Genesys to Abgenix.

        Abgenix develops and intends to commercialize antibody therapeutic products for the prevention and treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, and cancer. The Company has developed XenoMouse technology, a proprietary technology which it believes enables it to quickly generate high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. Abgenix intends to use its XenoMouse technology to build and commercialize a large and diversified product portfolio through the establishment of corporate collaborations and internal product development programs. The Company has recently established collaborative arrangements with Pfizer Inc. ("Pfizer"), Schering-Plough Research Institute ("Schering-Plough"), Genentech, Inc. ("Genentech") and Millennium BioTherapeutics, Inc. ("Millennium BioTherapeutics"). In certain instances, the Company intends to commercialize select products on its own in niche markets such as Graft Versus Host Disease ("GVHD"). In addition, the Company has four proprietary antibody product candidates that are under development internally, two of which are in human clinical trials.

        In 1991, Cell Genesys and JT America, Inc. ("JT America") formed Xenotech, L.P. ("Xenotech"), an equally owned joint venture, to develop genetically modified strains of mice which can produce human monoclonal antibodies and to commercialize products generated from these mice. Upon the organization of Abgenix, Cell Genesys assigned its rights in Xenotech to Abgenix. Xenotech funds its research and development activities through capital contributions from the Company and JT America and the Company is obligated to fund 50% of all Xenotech expenses. Pursuant to contractual arrangements, the Company performs research for the joint venture and receives payments for such research. The Company accounts for its investment in Xenotech under the equity method of accounting.

        The Company expects that substantially all of its revenues for the foreseeable future will result from payments under collaborative arrangements, including fees upon signing, reimbursement for research and development and milestone payments. The Company has established collaborative arrangements with Pfizer, Schering-Plough, Genentech and Millennium BioTherapeutics. Pursuant to the Company's research collaboration with Pfizer, Pfizer may make additional payments to the Company upon completion of certain research milestones. Pfizer has an option to expand the research collaboration to include up to two additional antigen targets. If Pfizer chooses to exercise its option, the Company could receive potential license fees and milestone payments of up to approximately $8.0 million per antigen target upon the completion of certain milestones. Additionally, if a product receives marketing approval from the United States Food and Drug Administration ("FDA") or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Pfizer. Pursuant to the Company's research collaboration with Schering-Plough, Schering-Plough will be obligated to make additional payments to the Company upon completion of the research. In addition, the agreement provides Schering-Plough with an option, for a limited time, to enter into a research, option and license agreement. If the option is exercised, the research, option and license agreement may provide the Company with up to approximately $8.0 million in additional research fees and milestone payments upon the completion of certain milestones. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Schering-Plough. Pursuant to the Company's research collaboration with Genentech, Genentech is obligated to make payments to the Company for performance of research activities. In addition, the agreement provides Genentech with options, for a limited time, to enter into product license agreements with respect to each of two antigens. If an option is exercised, a product license agreement may provide Abgenix with up to approximately $5.5 million per antigen target in license fees and milestone payments to be made upon completion of certain milestones. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Genentech. Pursuant to the Company's research collaboration with Millennium BioTherapeutics entered into in July 1998, Millennium BioTherapeutics will make payments to the Company for performance of research activities. In addition, the agreement provides Millennium BioTherapeutics with an option, for a limited time, to enter into a research license and option agreement that provides Millennium BioTherapeutics with an option to obtain a license to develop, make, use and sell antibody products derived from the research collaboration. If the option is exercised, the research license and option agreement may provide Abgenix with up to approximately $7.5 million in license fees and milestone payments to be made in the future upon completion of certain milestones, including completion of research, clinical trials and the receipt of regulatory approvals. Additionally, if a product receives marketing approval from the FDA or equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Millennium BioTherapeutics. Payments under these collaborative arrangements will be subject to significant fluctuation in both timing and amount and therefore the Company's revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period. To date, all of the Company's revenues have resulted primarily from research and development funding and milestone payments and may not be indicative of the Company's future performance or of the ability of the Company to continue to achieve such milestones.

        Since inception, the Company has funded its research and development activities primarily through contributions from Cell Genesys, revenues from collaborative arrangements, private placements of preferred stock, equipment leaseline financings and loan facilities and most recently through an initial public offering in July 1998 yielding $23 million, gross of underwriting fees and expenses. The Company has incurred operating losses in each of the last three years of operation, including net losses of approximately $8.3 million, $7.1 million, $35.9 million and $9.0 million in 1995, 1996, 1997 and the six months ended June 30, 1998, respectively, and as of June 30, 1998, had an accumulated deficit of approximately $61.5 million. The Company's losses have resulted principally from costs incurred in performing research and development to develop its XenoMouse technology and subsequent antibody product candidates, from the non-recurring cross-license and settlement charge (described below) and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses until at least the year 2000 as a result of its expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. The Company expects the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in the Company's research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

        In 1994, Cell Genesys and GenPharm International, Inc., a subsidiary of Medarex, Inc. ("GenPharm"), and, beginning in 1996, Abgenix became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing human antibodies. Rather than endure the cost and business interruption of protracted litigation, on March 27, 1997, Cell Genesys announced, along with Abgenix, Xenotech and Japan Tobacco, Inc. ("Japan Tobacco"), that it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, the Company has licensed on a non-exclusive basis certain patents, patent applications, third party licenses and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies. The Company uses its XenoMouse technology to generate fully human antibody products and has not licensed the use of, and does not use, any transgenic rodents developed or used by GenPharm. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm due September 30, 1998 for $15.0 million payable by Cell Genesys and convertible into shares of Cell Genesys common stock. Of this note, approximately $3.8 million satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved and Xenotech was obligated to pay $7.5 million for each milestone. Xenotech paid $7.5 million to satisfy the first milestone and has recorded a payable to GenPharm for the remaining $7.5 million. The Company has recorded a liability of approximately $3.8 million in its balance sheet representing its share of the Xenotech obligation. The payable is due on or before November 1998. No additional payments will accrue under this agreement. The Company has recognized, as a non-recurring charge for cross-license and settlement, a total of $22.5 million. The Company concluded that the cost of the cross-license and settlement agreement was properly expensed under Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" because the cross-license received by the Company from GenPharm is non-exclusive and has no alternative future uses for the Company. The Company does not have any future financial obligations under the cross-license and settlement agreement.

        In connection with the grant of stock options since the Company's organization on July 15, 1996, the Company has recorded aggregate deferred compensation of approximately $2.3 million through June 30, 1998, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $528,000 and $298,000 in 1997 and the six months ended June 30, 1998, respectively.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

        Revenue under collaborative agreements from related parties consists of revenue derived principally from performing research for Xenotech. See "Six Months Ended June 30, 1998 and 1997." Revenues from Xenotech decreased from $430,000 in the three months ended June 30, 1997 to $212,000 in the three months ended June 30, 1998.

        Contract revenue of $523,000 in the three months ended June 30, 1998 consisted of fees paid for the achievement of research milestones under collaborative agreements.

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and planned clinical trials of the Company's product candidates and facilities expenses. Research and development expenses increased from $2.6 million in the three months ended June 30, 1997 to $3.6 million in the three months ended June 30, 1998. The increase in research and development expenses reflected increased expenses primarily for the manufacture of antibody products in connection with the preparation for and the initiation of clinical trials of ABX-CBL and ABX-IL8 in addition to the expenses of conducting these trials.

        General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services expenses and facilities expenses. General and administrative expenses increased from $672,000 in the three months ended June 30, 1997 to $803,000 in the three months ended June 30, 1998. The increase in general and administrative expenses reflected the hiring of two additional finance and administration employees and increased financing activity, primarily related to the Company's initial public offering.

        Other income and expenses consist of interest income from cash, cash equivalents and short term investments and interest expense incurred in connection with equipment lease line financing and loan facilities maintained by the Company.

Six Months Ended June 30, 1998 and 1997

        Revenue under collaborative agreements from related parties consists of revenue derived principally from performing research for Xenotech. Revenues from the Xenotech joint venture are recognized when earned, net of the Company's cash contributions to Xenotech, under the terms of the related agreements. Research and development funding received in advance under these agreements is recorded as deferred revenue. Revenues from the achievement of milestone events are recognized when the milestones have been achieved. Revenues from Xenotech decreased from $765,000 in the six months ended June 30, 1997 to $502,000 in the six months ended June 30, 1998. Revenues from Xenotech decreased because Xenotech's research related to developing the genetically modified mice was essentially completed during 1996.

        Contract revenues of $1.12 million in the six months ended June 30, 1998 consisted principally of a non-refundable signing fee paid in connection with the execution of a collaborative agreement in February 1998 and fees paid for the achievement of research milestones under existing collaborative agreements.

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and planned clinical trials of the Company's product candidates and facilities expenses. Research and development expenses increased from $5.1 million in the six months ended June 30, 1997 to $8.9 million in the six months ended June 30, 1998. The increase in research and development expenses reflected increased expenses primarily for the manufacture of antibody products in connection with the preparation for and the initiation of clinical trials of two of the Company's antibody product candidates under development, ABX-CBL and ABX-IL8 in addition to the expenses of conducting these trials. The Company anticipates that research and development expenses will increase in future periods as it expands research and development efforts and clinical trials.

        General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services expenses and facilities expenses. General and administrative expenses increased from $1.2 million in the six months ended June 30, 1997 to $1.7 million in the six months ended June 30, 1998. The increase in general and administrative expenses reflected the hiring of four finance personnel to take over the administrative functions formerly performed for the Company by Cell Genesys and increased financing activity, primarily related to the Company's initial public offering. The Company anticipates that general and administrative expenses will increase in the future as additional personnel are added to support its operations.

        The aggregate nonrecurring charge for cross-license and settlement of $15.0 million in the six months ended June 30, 1997 relates to the initial payment under the comprehensive patent cross-license and settlement agreement. The Company recorded the initial settlement amount of $15.0 million in March 1997. The remaining $7.5 million was recorded in December 1997. See "Overview".

        Other income and expenses consist of interest income from cash, cash equivalents and short-term investments and interest expense incurred in connection with equipment leaseline financing and loan facilities maintained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Since formation, the Company has financed its operations primarily through capital contributions by, and borrowings from Cell Genesys, revenue from collaborative arrangements, private placements of Preferred Stock, equipment leaseline financings and loan facilities and an initial public offering of its Common Stock. Through June 30, 1998, the Company has received net cash of $55.7 million from financing activities, consisting principally of approximately $14.3 million from contributions by Cell Genesys, $31.1 million from private placements of Preferred Stock, $4.3 million from construction financing, $2.0 million in lease financing and $4.0 million borrowed from Cell Genesys and converted to Preferred Stock. Cell Genesys is not obligated to provide any future funding to the Company. The Company's initial public offering of Common Stock in July 1998 generated net proceeds to the Company of approximately $21.4 million after deducting underwriting discounts and commissions, and before deducting expenses payable by the Company.

        The Company's net cash used in operating activities was $10.2 million and $8.5 million for the six months ended June 30, 1998 and 1997, respectively. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

        As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $7.8 million. The Company has an agreement with a financing company under which the Company has financed purchases of about $2.0 million of its laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. The Company also has a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at its current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (9.5% at June 30, 1998). As of June 30, 1998, no further borrowings were available under the construction financing line.

        Over the next 10 to 12 months, the Company intends to use the net proceeds of its initial public offering, together with the Company's previous cash balances, cash equivalents, short term investments and cash generated from collaborative arrangements as follows: (i) approximately $15.0 million for research and development, including the performance of preclinical and clinical trials; and (ii) approximately $3.75 million for the final cross-license and settlement payment reflected as a short-term payable to related party on the Company's balance sheet as of June 30, 1998. The balance of the net proceeds from the initial public offering, together with the Company's previous cash balances, cash equivalents, short term investments and cash generated from collaborative arrangements will be used for working capital and for other general corporate purposes over such 10 to 12 month period and thereafter. The amounts actually expended for each purpose and the timing of such expenditures may vary significantly depending upon numerous factors, including the results of clinical trials and preclinical testing, the achievement of milestones under collaborative arrangements, the ability of the Company to maintain existing and establish additional collaborative arrangements, the timing and outcome of regulatory actions regarding the Company's potential products, the costs and timing of expansion of marketing, sales and manufacturing activities, the costs involved in preparing, filing, protecting, maintaining and enforcing patent claims and other intellectual property rights and competing technological and market developments. Pending the foregoing uses, the Company has invested the net proceeds of the initial public offering in short-term, interest-bearing, investment grade securities.

        The Company plans to continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. The Company may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of completing required additional development of product candidates, performing preclinical testing and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of the Company's business. The Company's future liquidity and capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and expense involved in obtaining regulatory approvals, if any, competing technological and market developments, the establishment of further collaborative arrangements, if any, the time and expense of filing and prosecuting patent applications and enforcing patent claims, the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements, product in-licensing and other factors not within the

Company's control. Although the Company believes that the proceeds from the initial public offering, together with the Company's previous cash balances, cash equivalents, short-term investments and cash generated from collaborative arrangements will be sufficient to meet the Company's operating and capital requirements for at least the next two years, there can be no assurance that the Company will not require additional financing within this timeframe. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

        As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $15.4 million. The Company's net operating loss carryforwards exclude losses incurred prior to the organization of Abgenix in July 1996. Further, the amounts associated with the cross-license and settlement have been expensed for financial statement accounting purposes and have been capitalized and amortized over a period of approximately fifteen years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2012, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

YEAR 2000

        The Company relies on computers and computer software in the operation of its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the year 2000. To date, the Company has not found any material impact which may result from the failure of its computers and computer software or that of its vendors, suppliers and customers. The Company believes that its business, financial condition and results of operations will not be materially impacted by the year 2000 date recognition issue. However, the Company plans to further assess this issue during 1998 and, if appropriate, develop an action plan to correct it.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        Since Abgenix became a public company in July 1998, included here are risk factors as updated from the Company's Prospectus dated July 2, 1998 as amended. The following factors represent current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could have a materially adverse effect on the Company's results of operations, business, or financial position.

UNCERTAINTY ASSOCIATED WITH XENOMOUSE TECHNOLOGY

        The Company's XenoMouse technology is a new approach to the generation and development of antibody therapeutic products. To date, the Company has not commercialized any antibody products based on its XenoMouse technology. In addition, the Company is not aware of any commercialized antibody therapeutic product that has been generated or developed from any transgenic technologies. Current antibody product candidates based on, utilizing or derived from XenoMouse technology are at a very early stage of development. To date, the Company has begun clinical trials with respect to only one such antibody product candidate. While to date XenoMouse technology has been able to generate antibodies against the antigens to which it had been exposed, there can be no assurance that it will be able to do so with respect to all future antigens. Failure of the Company's XenoMouse technology to generate antibody product candidates that lead to the successful development and commercialization of products would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that its XenoMouse technology offers certain advantages, there can be no assurance that these advantages will be realized or, if realized, that XenoMouse technology will result in any meaningful benefits to current or potential collaborative partners or patients. There can be no assurance that the Company's XenoMouse technology will enable the Company or any of its collaborative partners to identify, generate, develop or commercialize antibody therapeutic products or product candidates in an efficient and timely manner, if at all.

EARLY STAGE OF DEVELOPMENT; HISTORY OF LOSSES AND UNCERTAINTY OF FUTURE PROFITABILITY

        The Company is at an early stage of development and must be evaluated in light of the uncertainties and complexities present in an early stage biopharmaceutical company. The product candidates under development by the Company are in the research or preclinical development stage or are in the early stage of clinical trials. Significant investment in additional research and development, preclinical and clinical testing, regulatory and sales and marketing activities will be necessary in order for the Company to commercialize its current and any future product candidates. There can be no assurance that the Company's product candidates under development will be successfully developed or that such product candidates, if successfully developed, will generate sufficient or sustainable revenues to enable the Company to be profitable.

        Since inception, the Company has funded its research and development activities primarily through contributions from Cell Genesys, revenues from collaborative arrangements, private placements of preferred stock, equipment leaseline financings and loan facilities and most recently through an initial public offering in July 1998 yielding $23 million, gross of underwriting fees and expenses. The Company has incurred net losses in each of the last three years of operation, including net losses of approximately $8.3 million, $7.1 million, $35.9 million and $9.0 million in 1995, 1996, 1997 and the six months ended June 30, 1998, respectively, and as of June 30, 1998, had an accumulated deficit of approximately $61.5 million. The Company's losses have resulted principally from costs incurred in performing research and development to develop its XenoMouse technology and subsequent antibody product candidates, from the non-recurring cross-license and settlement charge and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses until at least the year 2000 as a result of increases in its expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. The Company expects that the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in the Company's research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

        The Company expects that substantially all of its revenues for the foreseeable future will result from payments under collaborative arrangements, including fees upon signing, reimbursement for research and development and milestone payments. To date, all of the Company's revenues have resulted primarily from research and development funding and milestone payments and may not be indicative of the Company's future performance or of the ability of the Company to continue to achieve such milestones. The Company's ability to generate revenue or achieve profitability depends in part on its ability to enter into further collaborative or licensing arrangements, successfully complete preclinical or clinical trials, obtain regulatory approval for its product candidates and develop the capacity, either alone or through third parties, to manufacture, market and sell its products. Payments under the Company's existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount and therefore the Company's revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period. There can be no assurance that the Company will enter into further collaborative arrangements, successfully complete preclinical or clinical trials, obtain required regulatory approvals, or successfully develop, manufacture and market product candidates. Failure to do so will have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will ever achieve product revenues or profitability.

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

        All of the Company's product candidates are in the early stages of research and development and only ABX-CBL and ABX-IL8 have been used in human clinical trials. All of the Company's product candidates will require significant additional preclinical or clinical testing prior to obtaining regulatory approval for commercial use. In addition, the Company must file a product approval application with the United States Food and Drug Administration (the "FDA") prior to commercialization of any of the Company's products. The Company currently does not expect to file a product approval application with the FDA or corresponding regulatory filings in Europe for its product candidates at least prior to 1999 and does not expect to have any products commercially available at least prior to 2000, if at all.

        In addition, the Company's strategy includes building a large and diversified product portfolio, including a mix of out-licensed and internally developed product candidates. There can be no assurance that the Company will be able to implement this strategy or that current or future product candidates will ever result in viable commercial products. In order to develop a single product, the Company must develop and test multiple product candidates. Development of the Company's current and any future product candidates are subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include the possibility that the Company will experience delays in development, testing or marketing, that such development, testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by the Company, that the Company's products will not be proven safe or effective, that the Company's product candidates will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that any or all of the Company's product candidates will fail to receive any necessary regulatory approvals, that such product candidates will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the Company or its collaborative partners from marketing such products and that the Company's products will not achieve market acceptance. As a result of these risks, there can be no assurance that research and development efforts conducted by the Company or its collaborative partners will result in any commercially viable products. If a significant portion of the Company's development programs are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, there will be a material adverse effect on Company's business, financial condition and results of operations.

DEPENDENCE ON COLLABORATIVE ARRANGEMENTS

        The Company's strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation and maintenance of collaborative and licensing arrangements with several corporate partners. In order to successfully develop and commercialize new products and product candidates, the Company must enter into such collaborations, including collaborations with pharmaceutical and biotechnology companies, academic institutions and other entities to access proprietary antigens, to fund and complete its research and development activities, preclinical and clinical testing and manufacturing, to seek and obtain regulatory approvals and to achieve successful commercialization of existing and future product candidates. The Company has recently entered into collaborative arrangements with Pfizer, Schering-Plough, Genentech and Millenneum BioTherapeutics to generate fully human antibodies to specific antigens in the fields of cancer, inflammation, growth factor modulation and autoimmune disease, respectively. To date, only a limited number of antibody product candidates have been generated pursuant to such collaborations, and there can be no assurance that any such collaboration will be successful. There can also be no assurance that the Company will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, that any such collaborative arrangements or licenses will result in commercially successful products or that the current or any future collaborative or licensing arrangements will ultimately be successful. Failure of the Company to maintain its significant collaborative arrangements or enter into additional collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's dependence on collaborative and licensing arrangements with third parties subjects it to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities. The Company cannot control the amount and timing of resources its collaborative partners may devote to the product candidates, and there can be no assurance that such partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect such partners ability to complete its obligations under the arrangements. If any collaborative partner were to terminate or breach its agreement with the Company, or otherwise fail to complete its obligations in a timely manner, such conduct could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is not able to establish further collaborative arrangements or that any or all of the Company's existing collaborative arrangements are terminated, the Company would be required to seek new collaborative arrangements or to undertake product development and commercialization at its own expense, which could significantly increase the Company's capital requirements, place additional strain on its human resource requirements and limit the number of product candidates which the Company would be able to develop and commercialize. In addition, there can be no assurance that existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors. There can also be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any future collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and the Company could lead to delays or termination in the research, development or commercialization of certain product candidates or result in litigation or arbitration, which would be time consuming and expensive. Failure by any collaborative partner to develop or commercialize successfully any product candidate to which it has obtained rights from the Company or the decision by a collaborative partner to pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has an option to obtain licenses from Xenotech to commercialize antibody products generated by XenoMouse technology. Such option is for a certain number of targets each year. There can be no assurance that in any year the Company will exercise its rights for the full number of targets subject to such option or that such option will not limit the Company's ability to fully realize the commercial potential of its XenoMouse technology. In addition, disputes with Japan Tobacco could result in the loss of the right to commercialize a product candidate by either party.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

        Before obtaining regulatory approvals for the commercial sale of any products, the Company must demonstrate through preclinical testing and clinical trials that its product candidates are safe and effective for use in the target disease indication. With the exception of the recently initiated multi-center confirmatory Phase II trial in Graft Versus Host Disease ("GVHD"), clinical trials of the Company's ABX-CBL product candidate were conducted by third parties prior to the Company obtaining license rights to technologies related to this product candidate. As of June 30, 1998, ABX-CBL had only been administered to a total of 106 patients in GVHD and organ transplant rejection indications, and Phase I clinical trials for ABX-IL8 in psoriasis commenced in April 1998. As a result, patient follow up has been limited and clinical data obtained thus far have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines to support an application for regulatory approval. In addition, the results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results, even in later stage clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals in advanced clinical trials. There can be no assurance that clinical trials conducted by the Company or by third parties on behalf of the Company will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL or ABX-IL8. In addition, the Company's other two product candidates are still in preclinical development. The Company has not submitted investigational new drug applications ("IND") nor begun clinical trials for these two product candidates. No assurance can be given that any of the Company's preclinical or clinical development programs will be successfully completed, that any further IND will be filed or become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned.

        The commencement and rate of completion of clinical trials conducted by the Company may be delayed by many factors, including inability to manufacture sufficient quantities of materials used for clinical trials, slower than expected rate of patient recruitment, inability to adequately follow patients after treatment, unforeseen safety issues or any other adverse event reported during the clinical trials. The Company has limited experience in conducting or managing clinical trials and relies, and will continue to rely, on third parties to assist the Company in managing and monitoring clinical trials. Dependence on such third parties may result in delays in completing, or failure to complete, such trials if such third parties fail to perform under their agreements with the Company. Completion of trials may take several years or more, and the length of time generally varies substantially with the type, complexity, novelty and intended use of the product candidate. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections by regulatory authorities may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. There can be no assurance that the Company will be permitted by regulatory authorities to undertake any additional clinical trials for its potential products or, if such additional trials are conducted, that any of the Company's product candidates will prove to be safe and efficacious or will receive regulatory approvals. In addition, the Company's clinical trials are often conducted with patients who have failed conventional treatments and, in the case of GVHD, patients are often in the most advanced stages of the disease. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect the interpretation of clinical trial results. Failure of the Company's product candidates to demonstrate safety and efficacy in clinical trials could result in delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as a potential need for additional financing, any or all of which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, any delays in, or termination of, the Company's clinical trials would also have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be permitted by regulatory authorities to undertake any additional clinical trials for its product candidates or, if such additional trials are conducted, that any of the Company's product candidates will prove to be safe and efficacious or will receive regulatory approvals.

UNCERTAINTY OF PATENT POSITION AND DEPENDENCE ON PROPRIETARY RIGHTS

        The Company's success depends in part on its ability to obtain patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. Proprietary rights relating to the Company's technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed to, the Company will result in patents being issued. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company.

        While the Company has multiple patent applications pending in the United States, to date, the Company has no United States patents relating to XenoMouse technology. One issued European Patent owned by the Company relating to XenoMouse technology is currently undergoing opposition proceedings within the European Patent Office, and no assurance can be given regarding the outcome of this opposition. The Company intends to continue to file patent applications as appropriate for patents covering both its product candidates and processes. There can be no assurance that patents will issue from any of these applications, that any patent will issue on technology arising from additional research or that patents that may issue from such applications will be sufficient to protect the Company's technologies.

        Pursuant to the cross-license and settlement agreement with GenPharm International, Inc., a subsidiary of Medarex, Inc., ("GenPharm"), the Company entered into a cross-license agreement with Cell Genesys, Xenotech, Japan Tobacco and GenPharm, whereby the Company has licensed on a non-exclusive basis certain patents, patent applications, third party licenses, and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies that are integral to the Company's products and business. The Company uses its XenoMouse technology to generate fully human antibody products and has not licensed the use of, and does not use, any transgenic rodents developed or used by GenPharm. Breach of the cross-license agreement would have a material adverse effect on the Company's business, financial condition and results of operations.

        Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. The commercial success of the Company depends significantly on its ability to operate without infringing the patents and other proprietary rights of third parties. There can be no assurance that the Company's technologies do not and will not infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, the Company and its corporate partners may be enjoined from pursuing development or commercialization of their products. Such action would have a material adverse affect on the Company's business, financial condition and results of operations.

        The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and the Company, together with Cell Genesys, Xenotech and Japan Tobacco, recently settled litigation with GenPharm regarding certain patents and other intellectual property rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, paragraph six under the caption 'Overview'." The defense and prosecution of intellectual property suits, United States Patent and Trademark Office ("USPTO") interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by or licensed by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation, interference or other administrative proceedings will result in substantial expense to the Company and significant diversion of effort and resources by the Company's technical and management personnel. An adverse determination in such proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses which may not be available from third parties or prevent the Company from selling its products in certain markets, if at all. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could restrict or prevent the Company from manufacturing and selling its products, if any, which would have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. There can be no assurance that such confidentiality or proprietary information agreements will provide meaningful protection or adequate remedies for the Company's technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that the Company's trade secrets will not otherwise become known to or be independently developed by competitors.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. The Company is aware of several pharmaceutical and biotechnology companies, which are actively engaged in research and development in areas related to antibody therapy, that have commenced clinical trials of antibody therapeutics products or have successfully commercialized antibody products. Many of these companies are addressing diseases and disease indications which are being targeted by the Company or its collaborative partners. Certain of these competitors have specific expertise or technology related to antibody development, such as Centocor,

Inc., Protein Design Labs, Inc., IDEC Pharmaceuticals Corporation, Cambridge Antibody Technology Group, Inc. and GenPharm. Certain of the Company's competitors are developing or testing product candidates that may be directly competitive with the Company's product candidates. For example, the Company is aware that several companies, including Genentech, Inc., have potential product candidates that may inhibit the activity of IL-8. Furthermore, the Company is aware that ImClone Systems, Inc. has a potential product candidate in clinical development that may inhibit the activity of EGF. Many of these companies and institutions, either alone or together with their corporate partners, have substantially greater financial resources and larger research and development staffs than the Company. In addition, many of these competitors, either alone or together with their corporate partners, have significantly greater experience than the Company in developing products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products. Accordingly, the Company's competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products more rapidly than the Company. If the Company commences commercial sales of products, it will be competing against companies with greater marketing and manufacturing capabilities, areas in which it has limited or no experience.

        In addition to biotechnology and pharmaceutical companies, the Company faces, and will continue to face, competition from academic institutions, government agencies and research institutions. There are numerous competitors working on products to treat each of the diseases for which the Company is seeking to develop therapeutic products. In addition, any product candidate successfully developed by the Company may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from other drug development technologies and methods of preventing or reducing the incidence of disease and new small molecule or other classes of therapeutic agents. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive. The Company faces and will continue to face intense competition from other companies, including Japan Tobacco, for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their corporate partners, may succeed in developing technologies or products that are more effective than those of the Company. The Company's collaborative partners may elect to develop other antibody products which compete with the Company's products.

SIGNIFICANT GOVERNMENT REGULATIONS; NO ASSURANCE OF REGULATORY APPROVALS

        All new biopharmaceutical products, including the Company's product candidates under development and anticipated future products, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Federal Food, Drug and Cosmetic Act (the "FD&C Act") and other laws including the Public Health Service Act, and by state and local governments. Such regulations govern, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of such products. If biopharmaceutical products are marketed abroad, they also are subject to extensive regulation by foreign governments. To date, none of the Company's product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approvals requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals could adversely affect the successful commercialization of any drugs developed by the Company or its collaborative partners, impose costly procedures upon the Company's or its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's receipt of revenues or royalties. There can be no assurance that regulatory approval will be obtained for any therapeutic product candidate developed by the Company or its collaborative partners. Furthermore, regulatory approval may entail limitations on the indicated uses of a drug. Product approvals, if granted, can be withdrawn for failure to comply with ongoing regulatory requirements or upon the occurrence of unforeseen problems following initial marketing.

        Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. There can be no assurance that any approvals that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained. Further, failure to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process can result in sanctions being imposed on the Company or the manufacturers of its products, including delays, warning letters, fines, product recalls or seizures, injunctions, refusal of the FDA to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecutions. The Company may rely on its collaborative partners to file INDs and generally direct the regulatory approval process. There can be no assurance that the Company's collaborative partners will be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. Failure to obtain required governmental approvals will delay or preclude the Company's collaborative partners from marketing drugs or diagnostic products developed through the Company's research or limit the commercial use of such product candidates and could have a material adverse effect on the Company's business, financial condition and results of operations.

        Manufacturers of biopharmaceutical products also are required to comply with the applicable FDA current good manufacturing practice ("cGMP") regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be approved before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its suppliers will be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. Such failure would have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF MARKET ACCEPTANCE

        There can be no assurance that the Company's product candidates will gain any significant degree of market acceptance among physicians, patients, healthcare payors and the medical community in general even if clinical trials demonstrate safety and efficacy and necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of any product candidates developed by the Company will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety as well as cost-effectiveness of the product candidates, their potential advantage over alternative treatment methods and reimbursement policies of government and third-party payors. Physicians will not recommend therapies using the Company's products until such time, if at all, as clinical data or other factors demonstrate the efficacy of such procedures as compared to conventional drug and other treatments. Even if the clinical efficacy of therapies using the Company's products were established, physicians may elect not to recommend the therapies for any number of other reasons. The Company's product candidates, if successfully developed, will compete with a number of alternative drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies, and possibly new products currently under development by such companies and others. There can be no assurance that physicians, patients, third-party payors or the medical community in general will accept and utilize any product candidates that may be developed by the Company or its collaborative partners. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE

        The Company currently has limited experience in manufacturing its product candidates and lacks the resources or capability to manufacture any of its products on a commercial scale. While the Company currently manufactures limited quantities of antibody products for preclinical testing, the Company relies on contract manufacturers to produce ABX-CBL and ABX-IL8. With respect to products other than ABX-CBL and ABX-IL8, the Company will either be responsible for manufacturing or contract out manufacturing to third parties.

        The Company's contract manufacturers have limited experience in manufacturing ABX-CBL and ABX-IL8 in quantities sufficient for conducting clinical trials. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Furthermore, there are only a limited number of other third-party contract manufacturers who have the ability and capacity to produce the Company's product candidates. Failure by any contract manufacturer to deliver the required quantities of the Company's product candidates for either clinical or commercial use on a timely basis and at commercially reasonable prices and failure by the Company to find a replacement manufacturer would have a material adverse affect on the Company's business, financial condition and results of operations.

        In addition, the Company and its third party manufacturers are required to register their manufacturing facilities with the FDA and foreign regulatory authorities. The facilities will then be subject to inspections confirming compliance with cGMP established by the FDA or corresponding foreign regulations. Failure to maintain compliance with the cGMP requirements would materially adversely effect the Company's business, financial condition and results of operations.

NO MARKETING AND SALES EXPERIENCE

        The Company has no experience in marketing or selling pharmaceutical products and currently does not have a marketing, sales or distribution capability. The Company intends to enter into arrangements with third parties to market and sell most of its products. For select products, the Company may establish an internal marketing and sales force. There can be no assurance that the Company will be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that the Company enters into marketing and sales arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others. There can be no assurance that such efforts will be successful. If the Company is unable to enter into such third party arrangements, then the Company must develop a marketing and sales force, which may be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. There can be no assurance that the Company will successfully develop such experience or have sufficient resources to do so. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. The Company's failure to establish successful marketing and sales capabilities or to enter into successful marketing arrangements with third parties would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

        The Company is highly dependent on the principal members of its scientific and management staff. The loss of any of these persons could have a material adverse effect on the Company's business, financial condition and results of operations. In order to pursue its product development, marketing and commercialization plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Attracting and retaining qualified personnel will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. In addition, the Company relies on members of its Scientific and Medical Advisory Boards and other consultants to assist the Company in formulating its research and development strategy. All of the Company's consultants and the members of the Company's Scientific and Medical Advisory Boards are employed by entities other than the Company, and may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to the Company. The loss of services of any of these personnel could impede the achievement of the Company's development objectives and could have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT INFLUENCE BY CELL GENESYS, INC.

        Cell Genesys beneficially owns 40.6% of the outstanding capital stock as of August 1, 1998. As a result, Cell Genesys will have significant influence over all matters requiring the approval of the Company's stockholders, including the election of the Company's Board of Directors and changes in control of the Company. Cell Genesys and the Company have entered into a governance agreement, as amended (the "Governance Agreement"), which provides that so long as Cell Genesys or a group to which it belongs owns (i) a majority of the outstanding voting stock of the Company, Cell Genesys or the group shall have the right to nominate four out of the seven directors of the Company, (ii) less than a majority but greater than 25% of the outstanding voting stock of the Company, then Cell Genesys or such group shall have the right to nominate three out of the seven directors of the Company, or (iii) less than 25% but greater than 15% of the outstanding voting stock of the Company, then Cell Genesys or such group shall have the right to nominate one out of the seven directors of the Company. The Governance Agreement also provides that Cell Genesys and each officer and director of the Company who owns voting stock shall agree to vote for the persons nominated as set forth above. There can be no assurance that the Company will not be adversely impacted by the significant influence which Cell Genesys will have with respect to matters affecting the Company.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES

        The Company's directors, executive officers, principal stockholders and affiliated entities, in the aggregate, beneficially own approximately 53.7% of the Company's outstanding Common Stock as of August 1, 1998. These stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. There can be no assurance that the Company will not be adversely impacted by the control which such stockholders will have with respect to matters affecting the Company.

FUTURE CAPITAL REQUIREMENTS

        The Company plans to continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. The Company may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of completing required additional development of product candidates, performing preclinical testing and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of the Company's business. The Company's future liquidity and capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and expense involved in obtaining regulatory approvals, if any, competing technological and market developments, the establishment of further collaborative arrangements, if any, the time and expense of filing and prosecuting patent applications and enforcing patent claims, the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements, product in-licensing and other factors not within the Company's control. Although the Company believes that its current cash balances, cash equivalents, and short-term investments as well as cash generated from collaborative arrangements will be sufficient to meet the Company's operating and capital requirements for at least the next two years, there can be no assurance that the Company will not require additional financing within this timeframe. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO REIMBURSEMENT; UNCERTAINTY RELATING TO HEALTHCARE REFORM

        In both domestic and foreign markets, sales of the Company's potential products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The Company may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of its products. Such studies may require significant amount of resources to be provided by the Company. There can be no assurance that the Company's product candidates will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Both federal and state governments in the United States and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If adequate coverage and reimbursement rates are not provided by the government and third-party payors for the Company's potential products, the market acceptance of these products could be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL PRODUCT LIABILITY EXPOSURE AND LIMITED INSURANCE COVERAGE

        The use of any of the Company's product candidates in clinical trials, and the sale of any approved products, may expose the Company to liability claims resulting from such use or sale of its products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. There can be no assurance that the Company will not experience financial losses in the future due to product liability claims. Abgenix has obtained limited product liability insurance coverage for its clinical trials in the amount of $5.0 million per occurrence and $5.0 million in the aggregate. The Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses. A successful product liability claim or series of claims brought against the Company for uninsured liabilities or in excess of insured liabilities could have a material adverse effect on its business, financial condition and results of operations.

HAZARDOUS AND RADIOACTIVE MATERIALS; ENVIRONMENTAL MATTERS

        The Company's research and development processes involve the controlled use of hazardous and radioactive materials, chemicals and waste products. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. The risk of accidental contamination or injury from these materials and waste products cannot be completely eliminated and the Company does not expect to make material capital expenditures for environmental control facilities in the near-term. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by the costs of compliance with current or future environmental laws or regulations.

VOLATILITY OF COMMON STOCK PRICE

        The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or others, clinical trial results, developments concerning strategic alliance agreements, government regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company or others, future sales of substantial amounts of Common Stock by existing stockholders, comments by securities analysts and general market conditions can have an adverse effect on the market price of the Common Stock. In addition, the realization of any of the risks described in these "ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS" could have a dramatic and adverse impact on market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS AND DELAWARE LAW

        Certain provisions of the Company's Certificate of Incorporation and Bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue up to 5,000,000 shares of Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. In addition, the Company is subject to certain provisions of Delaware law, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the elimination of the right of stockholders to act by written consent without a meeting, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

ABSENCE OF DIVIDENDS

        The Company has never declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

PART II

        ITEM 1 - LEGAL PROCEEDINGS

        Not applicable.

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        In July 1998, the Company closed an initial public offering of 2,875,000 shares of its Common Stock at a per share price of $8.00 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49415), which was declared effective on July 2, 1998. The Company's managing underwriters for the offering were BancAmerica Robertson Stephens and Lehman Brothers Inc. Of the $23,000,000 in gross proceeds raised in connection with the offering, (i) $1,610,000 was paid to the managing underwriters in connection with underwriting discounts and (ii) approximately $924,000 is payable by the Company in connection with expenses, including legal, printing and filing fees, in connection with the offering. Of the remaining net proceeds, the Company has reserved $3,750,000 for payment of the cross-license and settlement with GenPharm. There were no direct or indirect payments to directors or officers of the Company or to any other person or entity. None of the proceeds from the offering have been used for the construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses. The Company is currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less. A portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of the Company.

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

        ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        Not applicable.

        ITEM 5 - OTHER INFORMATION

        Not applicable.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits


   3.1(12) Certificate of Incorporation of the Registrant, as currently in effect.

   3.2(12)    Bylaws of the Registrant, as currently in effect.

  10.1(12) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

  10.2(12)    1996 Incentive Stock Plan and form of agreement thereunder.

  10.3(12) 1998 Employee Stock Purchase Plan and form of agreement thereunder.

  10.4(12)    1998 Director Option Plan and form of agreement thereunder.

  10.5(12)    Warrant dated January 23, 1997 exercisable for shares of Series A
              Preferred Stock.

  10.6(12)    Warrant dated March 27, 1997 exercisable for shares of Series A
              Preferred Stock.

 +10.7(1) Joint Venture Agreement dated June 12, 1991 between Cell Genesys and JT Immunotech USA Inc.

 +10.7A(4)    Amendment No. 1 dated January 1, 1994 to Joint Venture Agreement.

 +10.7B(7)    Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement.

 +10.8(1)     Collaboration Agreement dated June 12, 1991 among Cell Genesys,
              Xenotech, Inc. and JT Immunotech USA Inc.

 +10.8A(3)    Amendment No. 1 dated June 30, 1993 to Collaboration Agreement.

  10.8B(11)   Amendment No. 2 dated January 1, 1994 to Collaboration Agreement.

 +10.8C(5)    Amendment No. 3 dated July 1, 1995 to Collaboration Agreement.

 +10.8D(7)    Amendment No. 4 dated June 28, 1996 to Collaboration Agreement.

 +10.8E(12)   Amendment No. 5 dated November 1997 to Collaboration Agreement.

 +10.9(1)     Limited Partnership Agreement dated June 12, 1991 among Cell
              Genesys, Xenotech, Inc. and JT Immunotech USA Inc.

 +10.9A(4)    Amendment No. 2 dated January 1, 1994 to Limited Partnership
              Agreement.

  10.9B(6)    Amendment No. 3 dated July 1, 1995 to Limited Partnership
              Agreement.

  10.9C(8)    Amendment No. 4 dated June 28, 1996 to Limited Partnership
              Agreement.

  10.10(2)    Field License dated June 12, 1991 among Cell Genesys, JT
              Immunotech USA Inc. and Xenotech, L.P.

  10.10A(8)   Amendment No. 1 dated March 22, 1996 to Field License.

  10.10B(8)   Amendment No. 2 dated June 28, 1996 to Field License.

 +10.11(1)    Expanded Field License dated June 12, 1991 among Cell Genesys, JT
              Immunotech USA Inc. and Xenotech, L.P.

  10.11A(8)   Amendment No. 1 dated June 28, 1996 to Expanded Field License.

 +10.12(12)   Amended and Restated Anti-IL-8 License Agreement dated March 19,
              1996 among Xenotech, L.P., Cell Genesys and Japan Tobacco Inc.

 +10.13(7)    Master Research License and Option Agreement dated June 28, 1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech, L.P.

 +10.13A(12)  Amendment No. 1 dated November 1997 to the Master Research License and Option Agreement.

 +10.14(12)   Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and the Registrant.

  10.15(12)   Governance Agreement dated July 15, 1996 between Cell Genesys and the Registrant.

  10.15A(12)  Amendment No. 1 dated October 13, 1997 to the Governance
              Agreement.

  10.15B(12)  Amendment No. 2 dated December 22, 1997 to the Governance
              Agreement.

  10.16(12)   Tax Sharing Agreement dated July 15, 1996 between Cell Genesys and the Registrant.

 +10.17(12)   Gene Therapy Rights Agreement effective as of November 1, 1997 between the Registrant and Cell Genesys.

 +10.18(12)   Patent Assignment Agreement dated July 15, 1996 by Cell Genesys in favor of the Registrant.

  10.19(9)    Lease Agreement dated July 31, 1996 between John Arrillaga,
              Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga
              Family Trust) as amended, and Richard T. Peery, Trustee, or his
              Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate
              Property Trust) as amended, and the Registrant.

  10.20(12)   Loan and Security Agreement dated January 23, 1997 between Silicon
              Valley Bank and the Registrant.

  10.21(12)   Master Lease Agreement dated March 27, 1997 between Transamerica
              Business Credit Corporation and the Registrant.

 +10.22(12)   License Agreement dated February 1, 1997 between Ronald J.
              Billing, Ph.D. and the Registrant.

 +10.23(10)   Release and Settlement Agreement dated March 26, 1997 among Cell
              Genesys, the Registrant, Xenotech, L.P., Japan Tobacco Inc. and
              GenPharm International, Inc.

 +10.24(10)   Cross License Agreement effective as of March 26, 1997, among Cell
              Genesys, the Registrant, Xenotech, L.P., Japan Tobacco Inc. and
              GenPharm International, Inc.

 +10.25(10)   Interference Settlement Procedure Agreement, effective as of March
              26, 1997, among Cell Genesys, the Registrant, Xenotech, L.P.,
              Japan Tobacco Inc. and GenPharm International, Inc.

 +10.26(12)   Agreement dated March 26, 1997 among Xenotech, L.P., Xenotech,
              Inc., Cell Genesys, the Registrant, Japan Tobacco Inc. and JT
              Immunotech USA Inc.

 +10.27(12)   Collaborative Research Agreement dated December 22, 1997 between
              Pfizer, Inc. and the Registrant.

  10.28(12)   Amended and Restated Stockholder Rights Agreement dated
              January 12, 1998 among the Registrant and certain holders of the
              Registrant's capital stock.

 +10.29(12)   Collaborative Research Agreement effective as of January 28, 1998 between Schering-Plough Research Institute and the Registrant.

  10.30(12)   Excerpts from the Minutes of a Meeting of the Board of Directors of the Registrant, dated October 23, 1996.

  10.31(12)   Excerpts from the Minutes of a Meeting of the Board of Directors of the Registrant, dated October 22, 1997.

 +10.32(12)   Exclusive Worldwide Product License dated November 1997 between
              Xenotech, L.P. and the Registrant.


 +10.33(12)   Research License and Option Agreement effective as of April 6,
              1998 between the Registrant and Genentech, Inc.

 +10.33A(12)  Amendment No. 1 effective as of June 18, 1998 to Research License and Option Agreement between the Registrant and Genentech, Inc.

++10.34(13)   Research Collaboration Agreement dated July 15, 1998 between
              Millenneum BioTherapeutics, Inc. and the Registrant.

  27.1        Financial Data Schedule.

*    Previously filed.

+    Confidential treatment granted for portions of these exhibits.

++   Confidential treatment requested for portions of this exhibit.

(1) Incorporated by reference to the same exhibit filed with Cell Genesys's Registration Statement on Form S-1 (File No. 33-46452), portions of which have been granted confidential treatment.

(2) Incorporated by reference to the same exhibit filed with Cell Genesys's Registration Statement on Form S-1 (File No. 33-46452).

(3) Incorporated by reference to the same exhibit filed with Cell Genesys's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, portions of which have been granted confidential treatment.

(4) Incorporated by reference to the same exhibit filed with Cell Genesys's Annual Report on Form 10-K for the year ended December 31, 1993, portions of which have been granted confidential treatment.

(5) Incorporated by reference to the same exhibit filed with Cell Genesys's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, portions of which have been granted confidential treatment.

(6) Incorporated by reference to the same exhibit filed with Cell Genesys's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(7) Incorporated by reference to the same exhibit filed with Cell Genesys's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, portions of which have been granted confidential treatment.

(8) Incorporated by reference to the same exhibit filed with Cell Genesys's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(9) Incorporated by reference to the same exhibit filed with Cell Genesys's Quarterly report on Form 10-Q for the quarter ended September 30, 1996.

(10) Incorporated by reference to the same exhibit filed with Cell Genesys's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, portions of which have been granted confidential treatment.

(11) Incorporated by reference to the same exhibit filed with Cell Genesys's Annual Report on Form 10-K for the year ended December 31, 1993.

(12) Incorporated by reference to the same exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 333-49415).

(13) Incorporated by reference to the same exhibit filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 17, 1998.

               (b)    Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998. However, the Company did file a report on form 8-K on July 17, 1998 relating to the agreement between the Company and Millennium BioTherapeutics, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 1998

                                  ABGENIX, INC.
                                  (Registrant)

                                  /S/ R. SCOTT GREER
                                  ----------------------------------------------
                                  R. Scott Greer
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /S/ R. KURT LEUTZINGER
                                  ----------------------------------------------
                                  Kurt Leutzinger
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS
--------
27.1    Financial Data Schedule