Form 10-Q
period 1998-09-30
ABGENIX INC
filed 1998-11-13
CIK 1052837

================================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________


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

                               Yes [X ]   No [ ]

As of November 1, 1998 there were 11,082,506 shares of the Registrant's Common Stock outstanding.

================================================================================

                           ABGENIX, INC.

                            FORM 10-Q

                              INDEX





Cover Page

Index

PART I - Financial Information

   Item 1 - Financial Statements

       Condensed Balance Sheets - September 30, 1998, and December 31, 1997

       Condensed Statements of Operations - Three and nine months ended
             September 30, 1998 and 1997

       Condensed Statements of Cash Flows - Nine months ended
             September 30, 1998 and 1997

       Notes to Condensed Financial Statements

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - Other Information

   Item 1 - Legal Proceedings

   Item 2 - Changes in Securities and Use of Proceeds

   Item 3 - Defaults Upon Senior Securities

   Item 4 - Submission of Matters to a Vote of Security Holders

   Item 5 - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                                  ABGENIX, INC.

                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     September 30, December 31,
                                                     1998          1997
                                                     ------------  ------------
                         ASSETS                      (Unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents .........................     $2,283        $4,617
  Short-term investments ............................     22,290        10,704
  Prepaid expenses and other current assets .........        370           550
                                                     ------------  ------------
  Total current assets ..............................     24,943        15,871
Property and equipment, net .........................      5,418         5,776
Deposits and other assets ...........................        420           437
                                                     ------------  ------------
                                                         $30,781       $22,084
                                                     ============  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Short-term payable to affiliate ...................        $34          $212
  Payable to Xenotech for cross-license
    and settlement obligation .......................      3,750         3,750
  Accounts payable ..................................        474           426
  Accrued stock issuance costs ......................      --            1,200
  Other accrued liabilities .........................      1,135         2,000
  Current portion of long-term debt .................      1,694         1,646
                                                     ------------  ------------
  Total current liabilities .........................      7,087         9,234
Long-term debt ......................................      2,710         3,979
Commitments
  Redeemable convertible preferred stock,
    $0.0001 par value; 20,000,000 shares
    authorized, 0 and 7,263,209 shares
    issued and outstanding at September 30,
    1998 and December 31, 1997, at amount
    paid in; aggregate redemption and
    liquidation value of approximately $45,003
    at  December 31, 1997............................      --           31,189
  Redeemable convertible preferred stock
    subscription receivable .........................      --           (2,737)
  Redeemable convertible preferred
    stock issuable ..................................      --            2,737
Stockholders' equity (net capital deficiency):
  Common stock, $0.0001 par value; 50,000,000
    shares authorized, 11,054,431 and 233,542
    shares issued and outstanding at September
    30, 1998 and December 31, 1997,
    respectively; at amount paid in .................     55,506           351
  Contributions from parent .........................     29,277        29,277
  Additional paid-in capital ........................      2,296         1,776
  Deferred compensation .............................     (1,320)       (1,248)
  Accumulated deficit ...............................    (64,775)      (52,474)
                                                     ------------  ------------
  Total stockholders' equity (net capital deficiency)     20,984       (22,318)
                                                     ------------  ------------
                                                         $30,781       $22,084
                                                     ============  ============

                             See accompanying notes.

                                  ABGENIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                     -------------------  ---------------------
                                     1998      1997       1998      1997
                                     --------- ---------  --------- -----------
Revenues:
  Revenue under collaborative
  agreements from related parties
  (net of equity in losses of
  Xenotech of $210 and $343 for the
  three months ended September 30,
  1998 and 1997 and $520 and $990 for
  the nine months ended September 30,
  1998 and 1997, respectively) .....     $212      $345       $710      $1,109
  Contract revenue .................      175        --      1,298           0
                                     --------- ---------  --------- -----------
Total revenues .....................      387       345      2,008       1,109
                                     --------- ---------  --------- -----------
Operating expenses:
  Research and development .........    3,120     3,726     11,976       8,787
  General and administrative .......      782       692      2,562       1,966
  Charge for cross-license and
    settlement-amount allocated
    from Cell Genesys ..............       --        --         --      11,250
  Equity in losses from the
    Xenotech joint venture (charge
    for cross-license and
    settlement) ....................       --     3,750         --       7,500
                                     --------- ---------  --------- -----------
Total operating expenses ...........    3,902     8,168     14,538      29,503
                                     --------- ---------  --------- -----------
Operating loss .....................   (3,515)   (7,823)   (12,530)    (28,394)
Other income and expenses:
  Interest income ..................      328        61        657         274
  Interest expense .................     (118)     (217)      (428)       (480)
                                     --------- ---------  --------- -----------
Net loss ...........................  ($3,305)  ($7,979)  ($12,301)   ($28,600)
                                     ========= =========  ========= ===========

Basic and diluted net loss per share   ($0.31) ($383.88)    ($3.27) ($2,576.11)
                                     ========= =========  ========= ===========
Shares used in computing basic and
  diluted net loss per share ......    10,716        21      3,767          11
                                     ========= =========  ========= ===========

                          (See accompanying notes.)

                                  ABGENIX, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
OPERATING ACTIVITIES:
Net loss .................................................  ($12,301) ($28,600)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Equity in losses of Xenotech (including the charge
         for cross-license and settlement) ...............       520     4,740
     Depreciation and amortization .......................     1,347       613
     Charge for cross-license and settlement .............       --     11,250
     Changes in certain assets and liabilities:
         Prepaid expenses and other current assets .......       180      (814)
         Deposits and other assets .......................      (100)     (100)
         Short-term payable to parent ....................      (178)   (2,429)
         Payable to Xenotech for cross-license and
           settlement obligation..........................       --      3,750
         Accounts payable ................................        49       796
         Deferred revenue from related parties ...........       --       (376)
         Accrued stock issuance costs ....................    (1,200)      --
         Other accrued liabilities .......................      (866)     (677)
                                                            --------- ---------
Net cash used in operating activities ....................   (12,549)  (11,847)
                                                            --------- ---------
INVESTING ACTIVITIES
Purchases of short-term investments ......................   (26,148)   (4,979)
Sales of short-term investments at maturity ..............    14,562     7,961
Capital expenditures .....................................      (528)   (2,613)
Contributions to Xenotech ................................      (417)     (935)
                                                            --------- ---------
Net cash used in investing activities ......                 (12,531)     (566)
                                                            --------- ---------
FINANCING ACTIVITIES
Net proceeds from issuances of redeemable convertible
     preferred stock .....................................     3,936       --
Proceeds from long-term debt .............................       --      8,495
Payments under long-term debt ............................    (1,221)     (333)
Proceeds from issuance of common stock ...................    20,031        13
                                                            --------- ---------
Net cash provided by financing activities ................    22,746     8,175
                                                            --------- ---------
Net increase (decrease) in cash and cash equivalents .....    (2,334)   (4,238)
Cash and cash equivalents at the beginning of the period .     4,617     7,190
                                                            --------- ---------
Cash and cash equivalents at the end of the period .......    $2,283    $2,952
                                                            ========= =========

                             See accompanying notes.

                         ABGENIX, INC.

                 NOTES TO FINANCIAL STATEMENTS
                       September 30, 1998

1.      BASIS OF PRESENTATION

        The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1997 and accompanying notes included in the Company's Prospectus dated July 2, 1998 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-49415), as amended. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

        Reclassification

        Certain 1997 balances have been reclassified to conform to the 1998 presentation.

2.      NET LOSS PER SHARE

        In 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share is computed using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Potentially dilutive securities have been excluded from the computation of net loss per share for the periods presented as their effect is antidilutive.

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





        A reconciliation of shares used in calculation of basic and diluted and pro forma net loss per share follows (in thousands except per share data):

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                --------------------- ----------------------
                                   1998       1997       1998       1997
                                ---------- ---------- ---------- -----------
Net loss ......................   ($3,305)   ($7,979)  ($12,301)   ($28,600)
                                ========== ========== ========== ===========
Basic:
   Weighted-average shares of
    common stock outstanding
    used in computing basic
    and diluted net loss
    per share ..........           10,716         21      3,767          11
                                ========== ========== ========== ===========
Basic net loss per share ......    ($0.31)  ($383.88)    ($3.27) ($2,576.11)
                                ========== ========== ========== ===========
Pro forma:
   Shares used in computing
     basic net loss per share
     (from above) .............    10,716         21      3,767          11
   Adjusted to reflect the
     effect of the assumed
     conversion of preferred
     stock from the date of
     issuance .................       171      3,750      5,280       3,750
                                ---------- ---------- ---------- -----------
   Weighted-average shares
     used in computing pro
     forma net loss per share .    10,886      3,771      9,047       3,761
                                ========== ========== ========== ===========
Pro forma net loss per share ..    ($0.30)    ($2.12)    ($1.36)     ($7.60)
                                ========== ========== ========== ===========

        Diluted net loss per share has not been presented separately as, due to the Company's net loss position, it is antidilutive.


3.      COLLABORATION AGREEMENT WITH XENOTECH

        In 1991, Cell Genesys, Inc. and JT America, Inc. formed Xenotech, L.P. ("Xenotech") to develop genetically modified strains of mice which can produce human monoclonal antibodies and to commercialize products generated from these mice. Upon the creation of Abgenix, Cell Genesys, Inc.'s rights in the joint venture were assigned to the Company. Xenotech funds its research, which is generally conducted by Abgenix, through capital contributions from the partners. The Company paid and expensed as research and development $0, $45,000, $195,000 and $45,000 related to licensing the rights to this technology from Xenotech for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997,respectively.

        The Company is obligated to pay 50% of all Xenotech's funding requirements. The Company accounts for its investment in Xenotech under the equity method; 50% of Xenotech's net loss up to the Company's investment amount. Details are as follows:

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                --------------------- ----------------------
                                   1998       1997       1998       1997
                                ---------- ---------- ---------- -----------
Abgenix's share of
  Xenotech losses .............      $208     $4,221       $520      $8,315

Losses associated with
  cross-license and settlement.       --      (3,750)       --       (7,500)

Unabsorbed losses .............         2        --         --         --

Difference due to timing and
  change in deferred revenue ..       --        (128)       --          175
                                ---------- ---------- ---------- -----------
Equity in losses of Xenotech ..      $210       $343       $520        $990
                                ========== ========== ========== ===========

       The Company recognized revenue of $212,000, $345,000, $710,000 and $1,109,000 for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively, net of its own payments to the joint venture related to this revenue.

       Summary unaudited financial information for Xenotech is as follows:

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                --------------------- ----------------------
                                   1998       1997       1998       1997
                                ---------- ---------- ---------- -----------
Research and license revenues
  from partners ...............     $ --         $47       $310         $72
Expenses:
  Research and development ....       415        981      1,273       1,648
  General and administrative ..         1         12         77          64
  Cross-license and settlement
    expense ...................       --       7,500        --       15,000
                                ---------- ---------- ---------- -----------
Total expenses ................       416      8,493      1,350      16,712
Interest income ...............       --           3        --            9
                                ---------- ---------- ---------- -----------
Net loss ......................     ($416)   ($8,443)   ($1,040)   ($16,631)
                                ========== ========== ========== ===========

4.  Stockholders' Equity

In July 1998, the Company completed its initial public offering and issued 2,500,000 shares of its common stock to the public at a 3price of $8.00 per share. The Company received cash of $18.6 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. Upon the closing of the initial public offering, each outstanding share of the Company's then outstanding convertible redeemable preferred stock was automatically converted into one share of common stock. On July 27, 1998 the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock at a price of $8.00 per share to cover over-allotments. The Company received cash of approximately $2.8 million, net of underwriting discounts and commissions.

5.     SUBSEQUENT EVENT

       In October 1998, Abgenix established its second research collaboration with Millennium BioTherapeutics, Inc. ("Millennium BioTherapeutics")in which Millennium BioTherapeutics will make payments to the Company for performance of research activities. In addition, the agreement provides Millennium BioTherapeutics with an option, for a limited time, to enter into a research license and option agreement that provides Millennium BioTherapeutics with an option to obtain a license to develop, make, use and sell antibody products derived from the research collaboration. If the option is exercised, the research license and option agreement may provide Abgenix with up to approximately $7.5 million in license fees and milestone payments to be made in the future upon completion of certain milestones, including completion of research, clinical trials and the receipt of regulatory approvals. Additionally, if a product receives marketing approval from the FDA or equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Millennium BioTherapeutics.

Also, in October 1998, Pfizer has exercised its option to expand its research collaboration with the Company to include a second undisclosed antigen target in the field of cancer and has an option for a third antigen target. After the exercise of an option by Pfizer, the Company could receive potential license fees and milestone payments of up to approximately $8.0 million per antigen upon the completion of certain milestones, including preclinical and clinical trials and receipt of regulatory approval. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Pfizer.
Pfizer will be responsible for manufacturing, product development and marketing of any products developed through this collaboration.









                          ABGENIX, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the statements in paragraph two under "Overview", as amended, regarding the Company's commercialization strategy, the statements in paragraph four under "Overview" regarding future revenues from current and potential future collaborative arrangements, the statements in paragraph five under "Overview" regarding the expectation and fluctuation of operating losses in future periods, the statements in paragraph eight and paragraph nine under "Results of Operations" regarding future increases in research and development and general and administrative expenses, respectively, the statements in paragraph four under "Liquidity and Capital Resources" regarding the Company's use of available resources during future periods, the statements in paragraph five under "Liquidity and Capital Resources" regarding the sufficiency of the Company's available resources to meet working capital and capital expenditure requirements, the statements under "Year 2000" regarding the impact of computer system failures on the Company's business and the statements below under "Additional Factors Affecting Future Operating Results", among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and below under "Additional Factors Affecting Future Operating Results".

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

        Abgenix develops and intends to commercialize antibody therapeutic products for the prevention and treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, and cancer. The Company has developed XenoMouse technology; a proprietary technology that it believes enables it to quickly generate high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. Abgenix intends to use its XenoMouse technology to build and commercialize a large and diversified product portfolio through the establishment of corporate collaborations and internal product development programs. The Company has established collaborative arrangements with Pfizer Inc. ("Pfizer"), Schering-Plough Research Institute ("Schering-Plough"), Genentech, Inc. ("Genentech") and Millennium BioTherapeutics, Inc. ("Millennium BioTherapeutics"). In certain instances, the Company intends to commercialize select products on its own in niche markets such as Graft Versus Host Disease ("GVHD"). In addition, the Company has four proprietary antibody product candidates that are under development internally, two of which are in human clinical trials.

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

Pursuant to the Company's research collaboration with Pfizer, Pfizer may make additional payments to the Company upon completion of certain research milestones. Pfizer has exercised its option to expand the research collaboration to include a second undisclosed antigen target in the field of cancer and has an option for one additional antigen target. After the exercise of an option by Pfizer, the Company could receive potential license fees and milestone payments of up to approximately $8.0 million per antigen target upon the completion of certain milestones. Additionally, if a product receives marketing approval from the United States Food and Drug Administration ("FDA") or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Pfizer.

Pursuant to the Company's research collaboration with Schering-
Plough, Schering-Plough will be obligated to make additional payments to the Company upon completion of the research. In addition, the agreement provides Schering-Plough with an option, for a limited time, to enter into a research, option and license agreement. If the option is exercised, the research, option and license agreement may provide the Company with up to approximately $8.0 million in additional research fees and milestone payments upon the completion of certain milestones. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Schering-Plough.

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

Pursuant to the Company's research collaboration with Millennium BioTherapeutics entered into in July 1998, Millennium BioTherapeutics will make payments to the Company for performance of research activities. In addition, the agreement provides Millennium BioTherapeutics with an option, for a limited time, to enter into a research license and option agreement that provides Millennium BioTherapeutics with an option to obtain a license to develop, make, use and sell antibody products derived from the research collaboration. If the option is exercised, the research license and option agreement may provide Abgenix with up to approximately $7.5 million in license fees and milestone payments to be made in the future upon completion of certain milestones, including completion of research, clinical trials and the receipt of regulatory approvals. Additionally, if a product receives marketing approval from the FDA or equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Millennium BioTherapeutics. Payments under these collaborative arrangements will be subject to significant fluctuation in both timing and amount and therefore the Company's revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period. To date, all of the Company's revenues have resulted primarily from research and development funding and milestone payments and may not be indicative of the Company's future performance or the ability of the Company to continue to achieve such milestones.

        Since inception, the Company has funded its research and development activities primarily through contributions from Cell Genesys, revenues from collaborative arrangements, private placements of preferred stock, equipment leaseline financings and loan facilities and most recently through an initial public offering in July 1998 yielding $21.4 million, net of underwriting fees. The Company has incurred operating losses in each of the last three years of operation, including net losses of approximately $8.3 million, $7.1 million, $35.9 million and $12.3 million in the years ended December 31, 1995, 1996 and 1997 and the nine months ended September 30, 1998, respectively, and as of September 30, 1998, had an accumulated deficit of approximately $64.8 million. The Company's losses have resulted principally from costs incurred in performing research and development to develop its XenoMouse technology and subsequent antibody product candidates, from the non-recurring cross-license and settlement charge (described below) and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses until at least the year 2000 as a result of its expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. The Company expects the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in the Company's research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

        In 1994, Cell Genesys and GenPharm International, Inc., a subsidiary of Medarex, Inc. ("GenPharm"), and, beginning in 1996, Abgenix became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing human antibodies. Rather than endure the cost and business interruption of protracted litigation, on March 27, 1997, Cell Genesys announced, along with Abgenix, Xenotech and Japan Tobacco, that it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, the Company has licensed on a non-exclusive basis certain patents, patent applications, third party licenses and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies. The Company uses its XenoMouse technology to generate fully human antibody products and has not licensed the use of, and does not use, any transgenic rodents developed or used by GenPharm. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm due September 30, 1998 for $15.0 million payable by Cell Genesys and convertible into shares of Cell Genesys common stock. Of this note, approximately $3.8 million satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved and Xenotech was obligated to pay $7.5 million for each milestone. Xenotech paid $7.5 million to satisfy the first milestone and has recorded a payable to GenPharm for the remaining $7.5 million. The Company has recorded a liability of approximately $3.8 million in its balance sheet representing its share of the Xenotech obligation. The payable is due in November 1998. No additional payments will accrue under this agreement. The Company has recognized, as a non-recurring charge for cross-license and settlement, a total of $22.5 million. The Company concluded that the cost of the cross-license and settlement agreement was properly expensed under Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" because the cross-license received by the Company from GenPharm is non-exclusive and has no alternative future uses for the Company. The Company does not have any future financial obligations under the cross-license and settlement agreement.

        In connection with the grant of stock options since the Company's organization on July 15, 1996, the Company has recorded aggregate deferred compensation of approximately $2.3 million through September 30, 1998, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $528,000 and $448,000 in the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

        Revenue under collaborative agreements from related parties consists of revenue derived principally from performing research for Xenotech. See "Nine Months Ended September 30, 1998 and 1997." Revenues from Xenotech decreased from $345,000 in the three months ended September 30, 1997 to $212,000 in the three months ended September 30, 1998. Revenues from Xenotech decreased because Xenotech's research related to developing the genetically modified mice was essentially completed during 1996.

        Contract revenue of $175,000 in the three months ended
September 30, 1998 consisted of fees paid for the achievement of research milestones under collaborative agreements.

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and planned clinical trials of the Company's product candidates and facilities expenses. Research and development expenses decreased from $3.7 million in the three months ended September 30, 1997 to $3.1 million in the three months ended September 30, 1998. The decrease in research and development expenses reflected decreased expenses primarily for the manufacture of antibody products in connection with the preparation for and the initiation of clinical trials of ABX-CBL and ABX-IL8.

        General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services expenses and facilities expenses. General and administrative expenses increased from $692,000 in the three months ended September 30, 1997 to $782,000 in the three months ended September 30, 1998. The increase in general and administrative expenses reflected the hiring of two additional finance and administration employees and increased financing activity, primarily related to the Company's initial public offering.

        Other income and expenses consist of interest income from cash, cash equivalents and short-term investments and interest expense incurred in connection with equipment lease line financing and loan facilities maintained by the Company. Interest income increased due to higher average balances of short-term investments and interest expense declined due to lower average balances of debt.

Nine Months Ended September 30, 1998 and 1997

        Revenue under collaborative agreements from related parties consists of revenue derived principally from performing research for Xenotech. Revenues from the Xenotech joint venture are recognized when earned, net of the Company's cash contributions to Xenotech, under the terms of the related agreements. Research and development funding received in advance under these agreements is recorded as deferred revenue. Revenues from the achievement of milestone events are recognized when the milestones have been achieved. Revenues from Xenotech decreased from $1.1 million in the nine months ended September 30, 1997 to $0.7 million in the nine months ended September 30, 1998. Revenues from Xenotech decreased because Xenotech's research related to developing the genetically modified mice was essentially completed during 1996.

        Contract revenues of $1.3 million in the nine months ended September 30, 1998 consisted principally of non-refundable signing fees paid in connection with the execution of collaborative agreements and fees paid for the achievement of research milestones under existing collaborative agreements.

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and planned clinical trials of the Company's product candidates and facilities expenses. Research and development expenses increased from $8.8 million in the nine months ended September 30, 1997 to $12.0 million in the nine months ended September 30, 1998. The increase in research and development expenses reflected increased expenses primarily for the manufacture of antibody products in connection with the preparation for and the initiation of clinical trials of two of the Company's antibody product candidates under development, ABX-CBL and ABX-IL8, in addition to the expenses of conducting these trials. The Company anticipates that research and development expenses will increase in future periods as it expands research and development efforts and clinical trials.

        General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services expenses and facilities expenses. General and administrative expenses increased from $2.0 million in the nine months ended September 30, 1997 to $2.6 million in the nine months ended September 30, 1998. The increase in general and administrative expenses reflected the hiring of four finance personnel to take over the administrative functions formerly performed for the Company by Cell Genesys and increased financing activity, primarily related to the Company's initial public offering. The Company anticipates that general and administrative expenses will increase in the future as additional personnel are added to support the Company's operations.

        The aggregate nonrecurring charge for cross-license and settlement of $18.8 million in the nine months ended September 30, 1997 relates to the initial payment of $15.0 million and one additional $3.8 million payment under the comprehensive patent cross-license and settlement agreement. The Company recorded the initial settlement amount of $15.0 million in March 1997 and the additional $3.8 million payment in September 1997. The remaining $3.8 million was recorded in December 1997. See "Overview".

        Other income and expenses consist of interest income from cash, cash equivalents and short-term investments and interest expense incurred in connection with equipment leaseline financing and loan facilities maintained by the Company. Interest income increased due to higher average balances of short-term investments and interest expense declined due to lower average balances of debt.


LIQUIDITY AND CAPITAL RESOURCES

        Since formation, the Company has financed its operations primarily through capital contributions by, and borrowings from Cell Genesys, revenue from collaborative arrangements, private placements of preferred stock, equipment leaseline financings and loan facilities and an initial public offering of its common stock. Through September 30, 1998, the Company has received net cash of $77.1 million from financing activities, consisting principally of approximately $14.3 million from contributions by Cell Genesys, $31.1 million from private placements of Preferred Stock, $4.3 million from construction financing, $2.0 million in lease financing, $4.0 million borrowed from Cell Genesys and converted to Preferred Stock and $21.4 million from the Company's initial public offering in July 1998. Cell Genesys is not obligated to provide any future funding to the Company.

        The Company's net cash used in operating activities was $12.5 million and $11.8 million for the nine months ended September 30, 1998 and 1997, respectively. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

        As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $24.6 million. The Company has an agreement with a financing company under which the Company has financed purchases of about $2.0 million of its laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. The Company also has a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at its current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (9.25% at September 30, 1998). As of September 30, 1998, no further borrowings were available under the construction financing line.

        Over the next 15 months, the Company intends to use the net proceeds of its initial public offering, together with the Company's previous cash balances, cash equivalents, short term investments and cash generated from collaborative arrangements as follows: (i) approximately $24.0 million for research and development, including the performance of preclinical and clinical trials; and (ii) approximately $3.75 million for the final cross-license and settlement payment reflected as a short-term payable to related party on the Company's balance sheet as of September 30, 1998. The balance of the net proceeds from the initial public offering, together with the Company's previous cash balances, cash equivalents, short term investments and cash generated from collaborative arrangements will be used for working capital and for other general corporate purposes over such 15 month period and thereafter. The amounts actually expended for each purpose and the timing of such expenditures may vary significantly depending upon numerous factors, including the results of clinical trials and preclinical testing, the achievement of milestones under collaborative arrangements, the ability of the Company to maintain existing and establish additional collaborative arrangements, the timing and outcome of regulatory actions regarding the Company's potential products, the costs and timing of expansion of marketing, sales and manufacturing activities, the costs involved in preparing, filing, protecting, maintaining and enforcing patent claims and other intellectual property rights and competing technological and market developments. Pending the foregoing uses, the Company has invested the net proceeds of the initial public offering in short-term, interest-bearing, investment grade securities.

        The Company plans to continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. The Company may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of completing required additional development of product candidates, manufacturing of product candidates, performing preclinical testing and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of the Company's business. The Company's future liquidity and capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and expense involved in obtaining regulatory approvals, if any, competing technological and market developments, the establishment of further collaborative arrangements, if any, the time and expense of filing and prosecuting patent applications and enforcing patent claims, the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements, product in-licensing and other factors not within the Company's control. Although the Company believes that the proceeds from the initial public offering, together with the Company's previous cash balances, cash equivalents, short-term investments and cash generated from collaborative arrangements will be sufficient to meet the Company's operating and capital requirements through 1999, there can be no assurance that the Company will not require additional financing within this timeframe. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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


YEAR 2000

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive supplies from our venders, or operate our accounting systems covering the general ledger, options and payroll.

          The Company's plan to resolve the Year 2000 Issue is based on a recently completed assessment of its exposure. All of the Company's time-sensitive software is widely used and purchased from major vendors, all of whom have announced that their software is either currently Year 2000 compliant or will be made so with upgrades before the end of 1999. The Company has already purchased the Year 2000-compliant upgrade of its accounting system. The Company will be testing each of its 60 personal computers over the next three months and will replace the BIOS of those that are non-compliant. In addition, the Company will be gathering information about the Year 2000 compliance status of its significant suppliers. None of the Company's systems interface with third parties.

          Upgrading the accounting system was already planned in order to acquire the benefits of its improved features, and was not accelerated by Year 2000 issues. The replacement of the BIOS of personal computers, if needed, will be done by current employees, and the cost will not be material, even if all computers are affected.

          Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, should our software vendors be wrong about the Year 2000 compliance of their products, or our suppliers' operations be disrupted by the Year 2000 issue, then the Company's ability to serve its customers and develop its products may be materially and adversely impacted. The Company's contingency plans for minimizing the impact include increasing inventories, establishing accounts with alternative vendors, and temporarily employing manual accounting systems until alternative systems can be installed.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

        Since Abgenix became a public company in July 1998, included here are risk factors as updated from the Company's Prospectus dated July 2, 1998, as amended. The following factors represent current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on the Company's results of operations, business, or financial position.

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

        Since inception, the Company has funded its research and development activities primarily through contributions from Cell Genesys, revenues from collaborative arrangements, private placements of preferred stock, equipment leaseline financings and loan facilities and most recently through an initial public offering in July 1998 yielding $21.4 million, net of underwriting fees. The Company has incurred net losses in each of the last three years of operation, including net losses of approximately $8.3 million, $7.1 million, $35.9 million and $12.3 million in the years ended December 31, 1995, 1996 and 1997 and the nine months ended September 30, 1998, respectively, and as of September 30, 1998, had an accumulated deficit of approximately $64.8 million. The Company's losses have resulted principally from costs incurred in performing research and development to develop its XenoMouse technology and subsequent antibody product candidates, from the non-recurring cross-license and settlement charge and from general and administrative costs associated with the Company's operations. The Company expects to incur additional operating losses until at least the year 2000 as a result of increases in its expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. The Company expects that the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in the Company's research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

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


NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

        All of the Company's product candidates are in the early stages of research and development and only ABX-CBL and ABX-IL8 have been used in human clinical trials. All of the Company's product candidates will require significant additional preclinical or clinical testing prior to obtaining regulatory approval for commercial use. In addition, the Company must file a product approval application with the United States Food and Drug Administration (the "FDA") prior to commercialization of any of the Company's products. The Company currently does not expect to file a product approval application with the FDA or corresponding regulatory filings in Europe for its product candidates prior to at least 1999 and does not expect to have any products commercially available prior to at least 2000, if at all.

        In addition, the Company's strategy includes building a large and diversified product portfolio, including a mix of out-licensed and internally developed product candidates. There can be no assurance that the Company will be able to implement this strategy or that current or future product candidates will ever result in viable commercial products. In order to develop a single product, the Company must develop and test multiple product candidates. Development of the Company's current and any future product candidates are subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include the possibility that the Company will experience delays in development, manufacturing, testing or marketing, that such development, testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by the Company, that the Company's products will not be proven safe or effective, that the Company's product candidates will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that any or all of the Company's product candidates will fail to receive any necessary regulatory approvals, that such product candidates will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the Company or its collaborative partners from marketing such products and that the Company's products will not achieve market acceptance. As a result of these risks, there can be no assurance that research and development efforts conducted by the Company or its collaborative partners will result in any commercially viable products. If a significant portion of the Company's development programs are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, there will be a material adverse effect on Company's business, financial condition and results of operations.

DEPENDENCE ON COLLABORATIVE ARRANGEMENTS

        The Company's strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation and maintenance of collaborative and licensing arrangements with several corporate partners. In order to successfully develop and commercialize new products and product candidates, the Company must enter into such collaborations, including collaborations with pharmaceutical and biotechnology companies, academic institutions and other entities to access proprietary antigens, to fund and complete its research and development activities, preclinical and clinical testing and manufacturing, to seek and obtain regulatory approvals and to achieve successful commercialization of existing and future product candidates. The Company has entered into collaborative arrangements with Pfizer, Schering-Plough, Genentech and Millennium BioTherapeutics to generate fully human antibodies to specific antigens in the fields of cancer, inflammation, growth factor modulation, cardiovascular disease and autoimmune disease, respectively. To date, only a limited number of antibody product candidates have been generated pursuant to such collaborations, and there can be no assurance that any such collaboration will be successful. There can also be no assurance that the Company will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, that any such collaborative arrangements or licenses will result in commercially successful products or that the current or any future collaborative or licensing arrangements will ultimately be successful. Failure of the Company to maintain its significant collaborative arrangements or enter into additional collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's dependence on collaborative and licensing arrangements with third parties subjects it to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities. The Company cannot control the amount and timing of resources its collaborative partners may devote to the product candidates, and there can be no assurance that such partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect such partner's ability to complete its obligations under the arrangements. If any collaborative partner were to terminate or breach its agreement with the Company, or otherwise fail to complete its obligations in a timely manner, such conduct could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is not able to establish further collaborative arrangements or that any or all of the Company's existing collaborative arrangements are terminated, the Company would be required to seek new collaborative arrangements or to undertake product development and commercialization at its own expense, which could significantly increase the Company's capital requirements, place additional strain on its human resource requirements and limit the number of product candidates which the Company would be able to develop and commercialize. In addition, there can be no assurance that existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors. There can also be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any future collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and the Company could lead to delays or termination in the research, development or commercialization of certain product candidates or result in litigation or arbitration, which would be time consuming and expensive. Failure by any collaborative partner to develop or commercialize successfully any product candidate to which it has obtained rights from the Company or the decision by a collaborative partner to pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has an option to obtain licenses from Xenotech to commercialize antibody products generated by XenoMouse technology. Such option is for a certain number of targets each year. There can be no assurance that in any year the Company will exercise its rights for the full number of targets subject to such option or that such option will not limit the Company's ability to fully realize the commercial potential of its XenoMouse technology. In addition, disputes with Japan Tobacco could result in the loss of the right to commercialize a product candidate by either party.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

        Before obtaining regulatory approvals for the commercial sale of any products, the Company must demonstrate through preclinical testing and clinical trials that its product candidates are safe and effective for use in the target disease indication. With the exception of the multi-center confirmatory Phase II trial in Graft Versus Host Disease ("GVHD"), clinical trials of the Company's ABX-CBL product candidate were conducted by third parties prior to the Company obtaining license rights to technologies related to this product candidate. As of September 30, 1998, ABX-CBL had only been administered to a total of 121 patients in GVHD and organ transplant rejection indications, and Phase I clinical trials for ABX-IL8 in psoriasis commenced in April 1998. As a result, patient follow up has been limited and clinical data obtained thus far have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines to support an application for regulatory approval. In addition, the results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results, even in later stage clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals in advanced clinical trials. There can be no assurance that clinical trials conducted by the Company or by third parties on behalf of the Company will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL or ABX-IL8. In addition, the Company's other two product candidates are still in preclinical development. The Company has not submitted investigational new drug applications ("IND") nor begun clinical trials for these two product candidates. No assurance can be given that any of the Company's preclinical or clinical development programs will be successfully completed, that any further IND will be filed or become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned.

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

        Pursuant to the cross-license and settlement agreement with GenPharm, the Company entered into a cross-license agreement with Cell Genesys, Xenotech, Japan Tobacco and GenPharm, whereby the Company has licensed on a non-exclusive basis certain patents, patent applications, third party licenses, and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies that are integral to the Company's products and business. The Company uses its XenoMouse technology to generate fully human antibody products and has not licensed the use of, and does not use, any transgenic rodents developed or used by GenPharm. Breach of the cross-license agreement would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and the Company, together with Cell Genesys, Xenotech and Japan Tobacco, recently settled litigation with GenPharm regarding certain patents and other intellectual property rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", paragraph six under the caption `Overview'. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office ("USPTO") interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by or licensed by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation, interference or other administrative proceedings will result in substantial expense to the Company and significant diversion of effort and resources by the Company's technical and management personnel. An adverse determination in such proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses which may not be available from third parties or prevent the Company from selling its products in certain markets, if at all. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could restrict or prevent the Company from manufacturing and selling its products, if any, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. The Company is aware of several pharmaceutical and biotechnology companies, which are actively engaged in research and development in areas related to antibody therapy, that have commenced clinical trials of antibody therapeutics products or have successfully commercialized antibody products. Many of these companies are addressing diseases and disease indications that are being targeted by the Company or its collaborative partners. Certain of these competitors have specific expertise or technology related to antibody development, such as Centocor, Inc., Protein Design Labs, Inc., IDEC Pharmaceuticals Corporation, Cambridge Antibody Technology Group, Inc. and GenPharm. Certain of the Company's competitors are developing or testing product candidates that may be directly competitive with the Company's product candidates. For example, the Company is aware that several companies, including Genentech, Inc., have potential product candidates that may inhibit the activity of interleukin-8 ("IL-8"). Furthermore, the Company is aware that ImClone Systems, Inc., has a potential product candidate in clinical development that may inhibit the activity of epidermal growth factor ("EGF"). Many of these companies and institutions, either alone or together with their corporate partners, have substantially greater financial resources and larger research and development staffs than the Company. In addition, many of these competitors, either alone or together with their corporate partners, have significantly greater experience than the Company in developing products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products. Accordingly, the Company's competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products more rapidly than the Company. If the Company commences commercial sales of products, it will be competing against companies with greater marketing and manufacturing capabilities, areas in which it has limited or no experience.

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

SIGNIFICANT GOVERNMENT REGULATIONS; NO ASSURANCE OF REGULATORY
APPROVALS

        All new biopharmaceutical products, including the Company's product candidates under development and anticipated future products, are subject to extensive and rigorous regulation by the federal government, principally the FDA, under the Federal Food, Drug and Cosmetic Act (the "FD&C Act") and other laws including the Public Health Service Act, and by state and local governments. Such regulations govern, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of such products. If biopharmaceutical products are marketed abroad, they also are subject to extensive regulation by foreign governments. To date, none of the Company's product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approvals requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals could adversely affect the successful commercialization of any drugs developed by the Company or its collaborative partners, impose costly procedures upon the Company's or its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's receipt of revenues or royalties. There can be no assurance that regulatory approval will be obtained for any therapeutic product candidate developed by the Company or its collaborative partners. Furthermore, regulatory approval may entail limitations on the indicated uses of a drug. Product approvals, if granted, can be withdrawn for failure to comply with ongoing regulatory requirements or upon the occurrence of unforeseen problems following initial marketing.

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

SIGNIFICANT INFLUENCE BY CELL GENESYS, INC.

        Cell Genesys beneficially owns 40.5% of the outstanding capital stock as of November 1, 1998. As a result, Cell Genesys will have significant influence over all matters requiring the approval of the Company's stockholders, including the election of the Company's Board of Directors and changes in control of the Company. Cell Genesys and the Company have entered into a governance agreement, as amended (the "Governance Agreement"), which provides that so long as Cell Genesys or a group to which it belongs owns (i) a majority of the outstanding voting stock of the Company, Cell Genesys or the group shall have the right to nominate four out of the seven directors of the Company, (ii) less than a majority but greater than 25% of the outstanding voting stock of the Company, then Cell Genesys or such group shall have the right to nominate three out of the seven directors of the Company, or
(iii) less than 25% but greater than 15% of the outstanding voting stock of the Company, then Cell Genesys or such group shall have the right to nominate one out of the seven directors of the Company. The Governance Agreement also provides that Cell Genesys and each officer and director of the Company who owns voting stock shall agree to vote for the persons nominated as set forth above. There can be no assurance that the Company will not be adversely impacted by the significant influence which Cell Genesys will have with respect to matters affecting the Company.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES

        The Company's directors, executive officers, principal stockholders and affiliated entities, in the aggregate, beneficially own approximately 54.1% of the Company's outstanding Common Stock as of November 1, 1998. These stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. There can be no assurance that the Company will not be adversely impacted by the control which such stockholders will have with respect to matters affecting the Company.


FUTURE CAPITAL REQUIREMENTS

        The Company plans to continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. The Company may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of completing required additional development of product candidates, manufacturing of product candidates, performing preclinical testing and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of the Company's business. The Company's future liquidity and capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and expense involved in obtaining regulatory approvals, if any, competing technological and market developments, the establishment of further collaborative arrangements, if any, the time and expense of filing and prosecuting patent applications and enforcing patent claims, the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements, product in-licensing and other factors not within the Company's control. Although the Company believes that its current cash balances, cash equivalents, and short-term investments as well as cash generated from collaborative arrangements will be sufficient to meet the Company's operating and capital requirements through 1999, there can be no assurance that the Company will not require additional financing within this timeframe. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        In July 1998, the Company closed an initial public offering of 2,875,000 shares of its Common Stock at a per share price of $8.00 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49415), which was declared effective on July 2, 1998. The Company's managing underwriters for the offering were BancAmerica Robertson Stephens (now BancBoston Robertson Stephens) and Lehman Brothers Inc. Of the $23,000,000 in gross proceeds raised in connection with the offering, (i) $1,610,000 was paid to the managing underwriters in connection with underwriting discounts and (ii) approximately $1,359,000 was paid by the Company in connection with expenses, including legal, printing and filing fees, in connection with the offering. Of the remaining net proceeds, the Company has reserved $3,750,000 for payment of the cross-license and settlement with GenPharm. There were no direct or indirect payments to directors or officers of the Company or to any other person or entity. None of the proceeds from the offering have been used for the construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses. The Company is currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less. A portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of the Company. During the three months ended September 30, 1998, approximately $2.7 million of the net proceeds have been spent on research and development activities.

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

        ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        With respect to stockholder proposals not included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named in management's proxy for the 1999 Annual Meeting of Stockholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, including with respect to proposals received by the Company after April 1, 1999.

        ITEM 5 - OTHER INFORMATION

        Not applicable.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

   3.1 (12) Certificate of Incorporation of the Registrant, as currently in effect.

   3.2  (12) Bylaws of the Registrant, as currently in effect.

  10.1 (12) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

  10.2 (12) 1996 Incentive Stock Plan and form of agreement thereunder.

  10.3 (12) 1998 Employee Stock Purchase Plan and form of agreement thereunder.

  10.4 (12) 1998 Director Option Plan and form of agreement thereunder.

  10.5  (12) Warrant dated January 23, 1997 exercisable for shares of
Series A Preferred Stock.

  10.6  (12) Warrant dated March 27, 1997 exercisable for shares of
Series A Preferred Stock.

+ 10.7   (1) Joint Venture Agreement dated June 12, 1991 between Cell
Genesys and JT Immunotech USA Inc.

+ 10.7A  (4) Amendment No. 1 dated January 1, 1994 to Joint Venture
Agreement.

+ 10.7B  (7) Amendment No. 2 dated June 28, 1996 to Joint Venture
Agreement.

+ 10.8   (1) Collaboration Agreement dated June 12, 1991 among Cell
Genesys, Xenotech, Inc. and JT Immunotech USA Inc.

+ 10.8A  (3) Amendment No. 1 dated June 30, 1993 to Collaboration
Agreement.

  10.8B (11) Amendment No. 2 dated January 1, 1994 to Collaboration
Agreement.

+ 10.8C  (5) Amendment No. 3 dated July 1, 1995 to Collaboration
Agreement.

+ 10.8D  (7) Amendment No. 4 dated June 28, 1996 to Collaboration
Agreement.

+ 10.8E (12) Amendment No. 5 dated November 1997 to Collaboration
Agreement.

+ 10.9   (1) Limited Partnership Agreement dated June 12, 1991 among
Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.

+ 10.9A  (4) Amendment No. 2 dated January 1, 1994 to Limited
Partnership Agreement.

  10.9B  (6) Amendment No. 3 dated July 1, 1995 to Limited Partnership
Agreement.

  10.9C  (8) Amendment No. 4 dated June 28, 1996 to Limited Partnership
Agreement.

  10.10  (2) Field License dated June 12, 1991 among Cell Genesys, JT
Immunotech USA Inc. and Xenotech, L.P.

  10.10A (8) Amendment No. 1 dated March 22, 1996 to Field License.

  10.10B (8) Amendment No. 2 dated June 28, 1996 to Field License.

+ 10.11  (1) Expanded Field License dated June 12, 1991 among Cell
Genesys, JT Immunotech USA Inc. and Xenotech, L.P.

  10.11A (8) Amendment No. 1 dated June 28, 1996 to Expanded Field
License.

+ 10.12 (12) Amended and Restated Anti-IL-8 License Agreement dated
March 19, 1996 among Xenotech, L.P., Cell Genesys and Japan Tobacco
Inc.

+ 10.13  (7) Master Research License and Option Agreement dated June
28, 1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech, L.P.

+ 10.13A(12) Amendment No. 1 dated November 1997 to the Master Research
License and Option Agreement.

+ 10.14 (12) Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and the Registrant.

  10.15 (12) Governance Agreement dated July 15, 1996 between Cell
Genesys and the Registrant.

  10.15A(12) Amendment No. 1 dated October 13, 1997 to the Governance
Agreement.

  10.15B(12) Amendment No. 2 dated December 22, 1997 to the Governance
Agreement.

  10.16 (12) Tax Sharing Agreement dated July 15, 1996 between Cell
Genesys and the Registrant.

+ 10.17 (12) Gene Therapy Rights Agreement effective as of November 1,
1997 between the Registrant and Cell Genesys.

+ 10.18 (12) Patent Assignment Agreement dated July 15, 1996 by Cell
Genesys in favor of the Registrant.

  10.19  (9) Lease Agreement dated July 31, 1996 between John
Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77
(Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate
Property Trust) as amended, and the Registrant.

  10.20 (12) Loan and Security Agreement dated January 23, 1997 between
Silicon Valley Bank and the Registrant.

  10.21 (12) Master Lease Agreement dated March 27, 1997 between
Transamerica Business Credit Corporation and the Registrant.

+ 10.22 (12) License Agreement dated February 1, 1997 between Ronald J.
Billing, Ph.D. and the Registrant.

+ 10.23 (10) Release and Settlement Agreement dated March 26, 1997 among Cell Genesys, the Registrant, Xenotech, L.P., Japan Tobacco Inc.
and GenPharm International, Inc.

+ 10.24 (10) Cross License Agreement effective as of March 26, 1997, among Cell Genesys, the Registrant, Xenotech, L.P., Japan Tobacco Inc.
and GenPharm International, Inc.

+ 10.25 (10) Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, the Registrant, Xenotech, L.P.,
Japan Tobacco Inc. and GenPharm International, Inc.

+ 10.26 (12) Agreement dated March 26, 1997 among Xenotech, L.P.,
Xenotech, Inc., Cell Genesys, the Registrant, Japan Tobacco Inc. and JT
Immunotech USA Inc.

+ 10.27 (12) Collaborative Research Agreement dated December 22, 1997 between Pfizer, Inc. and the Registrant.

  10.28 (12) Amended and Restated Stockholder Rights Agreement dated
January 12, 1998 among the Registrant and certain holders of the Registrant's capital stock.

+ 10.29 (12) Collaborative Research Agreement effective as of January
28, 1998 between Schering-Plough Research Institute and the Registrant.

  10.30 (12) Excerpts from the Minutes of a Meeting of the Board of Directors of the Registrant, dated October 23, 1996.

  10.31 (12) Excerpts from the Minutes of a Meeting of the Board of Directors of the Registrant, dated October 22, 1997.

+ 10.32 (12) Exclusive Worldwide Product License dated November 1997 between Xenotech, L.P. and the Registrant.

+ 10.33 (12) Research License and Option Agreement effective as of
April 6, 1998 between the Registrant and Genentech, Inc.

+ 10.33 A(12)Amendment No. 1 effective as of June 18, 1998 to Research
License and Option Agreement between the Registrant and Genentech, Inc.

++10.34 (13) Research Collaboration Agreement dated July 15, 1998 between Millennium BioTherapeutics, Inc. and the Registrant.

  27.1       Financial Data Schedule.
______________

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

(b)     Reports on Form 8-K

The Company filed a report on form 8-K on July 17, 1998 relating to the agreement between the Company and Millennium BioTherapeutics, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998

ABGENIX, INC.
(Registrant)

/S/ R. SCOTT GREER
-----------------------------------
R. Scott Greer
President and Chief Executive
Officer
(Principal Executive Officer)


/S/ KURT LEUTZINGER
-----------------------------------
Kurt Leutzinger
Vice President and Chief Financial
Officer
(Principal Financial and Accounting
Officer)

                                INDEX TO EXHIBITS


EXHIBITS
- --------
27.1    Financial Data Schedule