Form 10-K405
period 1998-12-31
ABGENIX INC
filed 1999-03-18
CIK 1052837

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                COMMISSION FILE NUMBER ________________________.

                                 ABGENIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3248826
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 7601 DUMBARTON CIRCLE, FREMONT, CALIFORNIA                        94555
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

                                 (510) 608-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:Common Stock, $0.0001
                                                                 par value
                                                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 1999, was $160,249,335. The number of shares of Common Stock, $0.0001 par value, outstanding on March 9, 1999, was 14,660,496.

     Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 2, 1999 (the "Proxy Statement"), are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth below and in the documents incorporated herein by reference, and those factors described under "Additional Factors that Might Affect Future Results". In this Annual Report on Form 10-K, references to "Abgenix," "we," "us" and "our" refer to Abgenix, Inc. and its subsidiaries.

OVERVIEW

     We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, and cancer. We have developed XenoMouse technology, a proprietary technology which we believe enables quick generation of high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. We intend to use XenoMouse technology to build and commercialize a large and diversified product portfolio through the establishment of corporate collaborations and internal product development programs.

     We have established collaborative arrangements to use our XenoMouse technology to produce fully human antibodies for eight companies covering at least 11 antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, transplant rejection, cardiovascular disease and growth factor modulation. Our collaborative partners include Cell Genesys, Inc., Pfizer, Inc., Schering-Plough Research Institute, Genentech, Inc., Millennium BioTherapeutics, Inc., Research Corporation Technologies, Centocor, Inc., and AVI BioPharma, Inc. Among our eight collaborative partners, Pfizer, Genentech and Millenium BioTherapeutics have each entered into additional collaborations with us specifying additional antigens for XenoMouse antibody development. The financial terms of the XenoMouse technology collaborations typically include upfront payments, potential license fees and milestone payments payable to us by the collaborative partner assuming the partner takes the product candidate to commercialization. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the collaborative partner.

     We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We recently completed a multi-center confirmatory Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease. Our other three antibody product candidates were generated using XenoMouse technology. We completed a Phase I clinical trial for our fully human antibody product candidate in psoriasis, ABX-IL8, and began a Phase I/II clinical trial with psoriasis patients in November 1998. In addition, we entered a Phase I clinical trial for ABX-IL8 in rheumatoid arthritis in January 1999. We are in preclinical development with two other fully human antibody product candidates: ABX-EGF for use in the treatment of cancer; and ABX-RB2 for use in the treatment of chronic immunological disorders. We expect to initiate Phase I clinical trials with ABX-EGF in mid-1999.

     In January 1999, we entered into a multi-antigen research license and option agreement with Genentech. Under the agreement, we granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets. Included in the ten are two previously identified antigen targets under previous collaboration arrangements with Genentech. We believe that this license will allow Genentech to integrate the use of XenoMouse technology much earlier in its research and development efforts, allowing a more complete realization of the advantages of XenoMouse technology. We plan to pursue similar multi-antigen research licenses with new or existing collaborative partners.

     In February 1999, we reported the preliminary results of our multi-center confirmatory Phase II clinical trial for ABX-CBL in graft versus host disease. This trial supports the safety and efficacy data seen in previously published clinical trials conducted by third parties. The trial was conducted at nine sites on 27 patients. Data from 23 of the 27 patients was evaluated for efficacy at four dosing levels. A response rate of 73% was reported among the 15 patients in the three highest dose groups. The remaining eight patients reported a 25% response at the lowest dose. We believe the treatment was safe and well tolerated except for temporary muscle pain. We will submit the complete report to the FDA and, if approved, expect to commence a pivotal Phase III clinical trial for ABX-CBL in mid-1999.

BACKGROUND

THE NORMAL ANTIBODY RESPONSE

     The human immune system protects the body against a variety of infections and other illnesses. Specialized cells, which include B cells and T cells, work in concert with the other components of the immune system to recognize, neutralize and eliminate from the body numerous foreign substances, infectious organisms and malignant cells. In particular, B cells generally produce protein molecules, known as antibodies, which are capable of recognizing substances potentially harmful to the human body. Such substances are called antigens. Upon being bound by an antibody, antigens can be neutralized and blocked from interacting with and causing damage to normal cells. In order to effectively neutralize or eliminate an antigen without harming normal cells, the immune system must be able to generate antibodies that bind tightly (i.e., with high affinity) to one specific antigen (i.e., with specificity).

     All antibodies have a common core structure composed of four subunits, two identical light (L) chains and two identical heavy (H) chains, named according to their relative size. The heavy and light chains are assembled within the B cell to form an antibody molecule which consists of a constant region and a variable region. As shown in figure one, an antibody molecule may be represented schematically in the form of a "Y" structure.

                                   [FIGURE 1]

     The base of the "Y," together with the part of each arm immediately next to the base, is called the constant region because its structure tends to be very similar across all antibodies. In contrast, the variable regions are at the end of the two arms and are unique to each antibody with respect to their three dimensional structures and protein sequences. Because variable regions define the specific binding sites for a variety of antigens, there is a need for significant structural diversity in this portion of the antibody molecule. Such diversity is achieved in the body primarily through a unique mode of assembly involving a complex series of recombination steps for various gene segments of the variable region, including the V, D and J segments
(see figure two shown below).      [FIGURE 2]

     The human body is repeatedly exposed to a variety of different antigens. Accordingly, the immune system must be able to generate a diverse repertoire of antibodies that are capable of recognizing these multiple antigen structures with a high degree of specificity. The immune system has evolved a two-step mechanism in order to accomplish this objective. The first step, immune surveillance, is achieved through the generation of diverse circulating B cells, each of which assembles different antibody gene segments in a semi-random fashion to produce and display on its surface a specific antibody. As a result, a large number of distinct, albeit lower affinity, antibodies are generated in the circulation so as to recognize essentially any foreign antigen that enters the body. While capable of recognizing the antigens as foreign, these lower affinity antibodies are generally incapable of effectively neutralizing them.

     This limitation of the immune surveillance process is generally overcome by the normal immune system in a second step called "affinity maturation." Triggered by the initial binding to a specific antigen, the small fraction of B cells that recognize this antigen is then primed by the immune system to progressively generate antibodies with higher and higher affinity through a process of repeated mutation and selection. As a result, the reactive antibodies develop increasingly higher specificity and affinity with the latter being potentially a hundred to a thousand times higher than those generated in the previous immune surveillance process. These more specific, higher affinity antibodies have a greater likelihood of effectively neutralizing or eliminating the antigen while minimizing the potential of damaging healthy cells.

ANTIBODIES AS PRODUCTS

     Recent advances in the technologies for creating and producing antibody products coupled with a better understanding of how antibodies and the immune system function in key disease states have led to renewed interest in the commercial development of antibodies as therapeutic products. According to a recent survey by the Pharmaceutical Research and Manufacturers of America, antibodies account for over 20% of all biopharmaceutical products in clinical development. As of December 31, 1998, we are aware of eight antibody therapeutic products approved for marketing in the United States for the treatment of a wide range of medical disorders. These products are Orthoclone, ReoPro, Rituxan, Zenapax, Herceptin, Synagis, Remicaid and Simulect. These products are currently being marketed for a wide range of medical disorders such as transplant rejection, cardiovascular disease, cancer and infectious diseases.

     We believe that, as products, antibodies have several potential clinical and commercial advantages over traditional therapies. These advantages include the following:

     - faster product development;

     - fewer unwanted side effects as a result of high specificity for the disease target;

     - greater patient compliance and higher efficacy as a result of favorable pharmacokinetics;

     - delivery of various payloads, including drugs, radiation and toxins, to specific disease sites; and

     - ability to elicit a desired immune response.

LIMITATIONS OF CURRENT APPROACHES TO DEVELOPMENT OF ANTIBODY PRODUCTS

     Despite the early recognition of antibodies as promising therapeutic agents, most approaches thus far to develop them as products have been met with a number of commercial and technical limitations. Initial efforts were aimed at the development of hybridoma cells, which are immortalized mouse antibody-secreting B cells. Such hybridoma cells are derived from normal mouse B cells which have been genetically manipulated so that they are capable of reproducing over an indefinite period of time. They are then cloned to produce a homogeneous population of identical cells which produce one single type of mouse antibody capable of recognizing one specific antigen ("monoclonal antibody").

     While mouse monoclonal antibodies can be generated to bind to a number of antigens, they contain mouse protein sequences and tend to be recognized as foreign by the human immune system. As a result, they are quickly eliminated by the human body and have to be administered frequently. When patients are repeatedly treated with mouse antibodies, they will begin to produce antibodies that effectively neutralize the mouse antibody, a reaction referred to as a Human Anti-Mouse Antibody, or HAMA, response. In many cases, the HAMA response prevents the mouse antibodies from having the desired therapeutic effect and may cause the patient to have an allergic reaction. The potential use of mouse antibodies is thus best suited to situations where the patient's immune system is compromised or where only short-term therapy is required. In such settings, the patient is often incapable of producing antibodies that neutralize the mouse antibodies or has insufficient time to do so.

     Recognizing the limitations of mouse monoclonal antibodies, researchers have developed a number of approaches to make them appear more human-like to a patient's immune system. For example, improved forms of mouse antibodies, referred to as "chimeric" and "humanized" antibodies, are genetically engineered and assembled from portions of mouse and human antibody gene fragments. While such chimeric and humanized antibodies are more human-like, they still retain a varying amount of the mouse antibody protein sequence, and accordingly may continue to trigger the HAMA response. Additionally, the humanization process can be expensive and time consuming, requiring at least two months and sometimes over a year of secondary manipulation after the initial generation of the mouse antibody. Once the humanization process is complete, the remodeled antibody gene must then be expressed in a recombinant cell line appropriate for antibody manufacturing, adding additional time before the production of preclinical and clinical material can be initiated. In addition, the combination of mouse and human antibody gene fragments can result in a final antibody product which is sufficiently different in structure from the original mouse antibody leading to a decrease in specificity or a loss of affinity.

                  [EVOLUTION OF ANTIBODY TECHNOLOGIES GRAPHIC]

HUMAN ANTIBODIES

     The HAMA response can potentially be avoided through the generation of antibody products with fully human protein sequences. Such fully human antibodies may increase the market acceptance and expand the use of antibody therapeutics. Several antibody technologies have been developed to produce antibodies with 100% human protein sequences (see figure three shown above). One approach to generating human antibodies, called "phage display " technology, involves the cloning of human antibody genes into bacteriophage, viruses that infect bacteria, in order to display antibody fragments on the surfaces of bacteriophage particles. This approach attempts to mimic in vitro the immune surveillance and affinity maturation processes that occur in the body. Because phage display technology cannot take advantage of the naturally occurring in vivo affinity maturation process, the antibody fragments initially isolated by this approach are typically of moderate affinity. In addition, further genetic engineering is required to convert the antibody fragments into fully assembled antibodies and significant manipulation, taking from several months to a year, may be required to increase their affinities to a level appropriate for human therapy. Before preclinical or clinical material can be produced, the gene encoding the antibody derived from phage display technology must, as with a humanized antibody, be introduced into a recombinant cell line.

     Two additional approaches involving the isolation of human immune cells have been developed to generate human antibodies. One such approach is the utilization of immunodeficient mice which lack both B and T cells. Human B cells and other immune tissue are transplanted into these mice which are then subsequently immunized with target antigens to stimulate the production of human antibodies. However, this process is generally limited to generating antibodies only to nonhuman antigens or antigens to which the human B cell donor had previously responded. Accordingly, this approach may not be suitable for targeting many key diseases such as cancer, and inflammatory and autoimmune disorders where antibodies to human antigens may be required for appropriate therapy. The other approach involves collecting human B cells which have been producing desired antibodies from patients exposed to a specific virus or pathogen. As with the previous approach, this process may not be suitable for targeting diseases where antibodies to human antigens are required, and therefore is generally limited to infectious disease targets which will be recognized as foreign by the human immune system.

THE ABGENIX SOLUTION -- XENOMOUSE TECHNOLOGY

     Our approach to generating human antibodies with fully human protein sequences is to use genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system. Rather than engineering each antibody product candidate, these transgenic mice capitalize on the natural power of the mouse immune system in surveillance and affinity maturation to produce a broad repertoire of high affinity antibodies. By introducing human antibody genes into the mouse genome, transgenic mice with such traits can be bred indefinitely. Importantly, these transgenic mice are capable of generating human antibodies to human antigens because the only human products expressed in the mice (and therefore recognized as "self ") are the antibodies themselves. Any other human tissue or protein is thus recognized as a foreign antigen by the mouse and an immune response will be mounted. Abnormal production of certain human proteins, such as cytokines and growth factors or their receptors have been implicated in various human diseases. Neutralization or elimination of these abnormally produced or regulated human proteins with the use of human antibodies could ameliorate or suppress the target disease. Therefore, the ability of these transgenic mice to generate human antibodies against human antigens could offer an advantage to drug developers compared with some of the other approaches described previously. A challenge with this approach, however, has been to introduce enough of the human antibody genes in appropriate configuration into the mouse genome to ensure that these mice are capable of recognizing the broad diversity of antigens relevant for human therapies.

     To make our transgenic mice a robust tool capable of consistently generating high affinity antibodies which can recognize a broad range of antigens, we equipped the XenoMouse with approximately 80% of the human heavy chain antibody genes and a significant amount of the human light chain genes. We believe that the complex assembly of these genes together with their semi-random pairing allows XenoMouse to recognize a diverse repertoire of antigen structures. XenoMouse technology further capitalizes on the natural in vivo affinity maturation process to generate high affinity, fully human antibodies. In addition, we have developed multiple strains of XenoMouse, each of which is capable of producing a different class of antibody to perform different therapeutic functions. We believe that our various XenoMouse strains will provide maximum flexibility for drug developers in generating antibodies of the specific type best suited for a given disease indication.

XENOMOUSE TECHNOLOGY ADVANTAGES

     We believe that our XenoMouse technology offers the following advantages:

     Producing Antibodies With Fully Human Protein Sequences. Our XenoMouse technology, unlike chimeric and humanization technologies, allows the generation of antibodies with 100% human protein sequences. Antibodies created using XenoMouse technology are not expected to cause a HAMA response even when administered repeatedly to immunocompetent patients. For this reason, antibodies produced using XenoMouse technology are expected to offer a better safety profile and to be eliminated less quickly from the human body, reducing the frequency of dosing.

     Generating a Diverse Antibody Response to Essentially Any Disease Target Appropriate for Antibody Therapy. Because a substantial majority of human antibody genes has been introduced into XenoMouse, the technology has the potential to generate high affinity antibodies that recognize more antigen structures than other transgenic technologies. In addition, through immune surveillance, XenoMouse technology is expected to be capable of generating antibodies to almost any medically relevant antigen, human or otherwise. For a given antigen target, having multiple antibodies to choose from could be important in selecting the optimal antibody product.

     Generating High Affinity Antibodies Which Do Not Require Further Engineering. XenoMouse technology uses the natural in vivo affinity maturation process to generate antibody product candidates usually in two to four months. These antibody product candidates may have affinities as much as a hundred to a thousand times higher than those seen in phage display. In contrast to antibodies generated using humanization and phage display technology, XenoMouse antibodies are produced without the need for any subsequent engineering, a process which at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody's structure and therefore functionality will be altered between the initial antibody selected and the final antibody placed into production.

     Enabling More Efficient Product Development. In contrast to humanization or phage display, which require the cloning of an antibody gene and the generation of a recombinant cell line, the B cells generated in XenoMouse can be turned directly into hybridoma cell lines for human antibody production. Therefore, a supply of monoclonal antibodies can be produced quickly to allow the timely initiation of preclinical and clinical studies. Furthermore, since XenoMouse technology can potentially produce multiple product candidates more quickly than humanization and phage display technology, preclinical testing can be conducted on several antibodies in parallel to identify the optimal product candidate which will be tested in clinical trials.

     Providing Flexibility in Choosing Manufacturing Processes. Once an antibody with the desired characteristics has been identified, preclinical material can be produced either directly from hybridomas or from recombinant cell lines. Humanized and phage display antibodies, having been engineered, cannot be produced in hybridomas. In addition to potential time savings, production in hybridomas avoids the need to license certain third party intellectual property rights covering the production of antibodies in recombinant cell lines.

ABGENIX STRATEGY

     Our objective is to be a leader in the generation, development and commercialization of novel antibody-based biopharmaceutical products. Key elements of our strategy to accomplish this objective include the following:

     Building a Large and Diversified Product Portfolio. Utilizing our XenoMouse technology, we intend to build a large and diversified product portfolio, including a mix of out-licensed and internally developed product candidates. We are targeting serious medical conditions including: cancer, inflammation, transplant rejection, cardiovascular disease and growth factor modulation. For our internal programs, we intend to collaborate with leading academic researchers and companies involved in the identification and development of novel antigens. We believe the speed and cost advantages of our technology will enable us to make cost-effective use of available human and capital resources. We can thus pursue multiple product candidates in parallel through the preclinical and early clinical stages before entering into a corporate collaboration to complete clinical and developmental stages and to bring the product candidate to market. Thus, we believe we can create a package that includes antigen rights, human antibodies, and preclinical and clinical data for use by Abgenix or for marketing to potential collaborative partners.

     Leveraging XenoMouse Technology Through Technology Collaborations. We intend to diversify our product portfolio and generate revenues by licensing XenoMouse technology to numerous pharmaceutical and biotechnology companies interested in developing antibody-based products. We expect to enter into several XenoMouse technology collaborations each year. These agreements typically allow our collaborative partner to generate fully human antibodies to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we may immunize the mice with the collaborative partner's antigen target for additional compensation. As an extension of this concept, we may grant multi-antigen research licenses to select collaborative partners, allowing them to incorporate XenoMouse technology into early stages of their antibody product research efforts without specifically knowing the antigens that they intend to target for XenoMouse antibody generation. These collaborative partners would then need to execute product licenses for any antibody product they wished to develop and commercialize.

     The financial terms of our XenoMouse technology collaborations typically include upfront payments, potential license fees and milestone payments plus royalties on any future product sales. We have established collaborative arrangements with eight corporate partners covering at least 11 antigen targets. To date, three of these collaborative partners have each entered into additional collaborations specifying additional antigens for XenoMouse antibody development.

     Establishing Collaborations for Proprietary Product Candidates. We also intend to build our product portfolio and generate revenues by licensing proprietary product candidates. These proprietary product collaborations would involve antibodies made to antigen targets that we source. We expect to enter into at least one proprietary product collaboration each year. After generating antibody product candidates and self funding preclinical and in some cases clinical activities to determine preliminary safety and efficacy, we intend to enter into development and commercialization agreements with collaborative partners for these proprietary product candidates that we created. For some of our products, we may enter into proprietary product collaborations at the preclinical or early clinical development stage allowing the collaborative partner to complete development and to market the product. For other products, we may develop the product through clinical trials and license the product candidate to a collaborative partner for marketing.

     Current antibody candidates for potential proprietary product collaborations include ABX-CBL, ABX-IL8, ABX-EGF and ABX-RB2. The financial terms of these product collaborations could include license fees upon signing, milestone payments, and reimbursement for research and development activities that we perform plus royalties on future product sales, if any. Given our greater investment in creating a proprietary product candidate, we expect that an arrangement for these product candidates could afford higher payments and royalty rates than a typical XenoMouse technology collaboration.

PROPRIETARY PRODUCT DEVELOPMENT PROGRAMS

     We are currently developing antibody therapeutics for a variety of indications. The table below sets forth the development status of our product candidates as of January 31, 1999.

-----------------------------------------------------------------------------------
       PRODUCT
      CANDIDATE                     INDICATION                     STATUS(1)
-----------------------------------------------------------------------------------
  ABX-CBL                 GVHD                               Phase II
-----------------------------------------------------------------------------------
  ABX-IL8                 Psoriasis                          Phase I/II
                          ---------------------------------------------------------
                          Rheumatoid Arthritis               Phase I
-----------------------------------------------------------------------------------
  ABX-EGF                 EGF-Dependent Cancers              Preclinical
-----------------------------------------------------------------------------------
  ABX-RB2                 Transplant Rejection               Preclinical
                          ---------------------------------------------------------
                          Autoimmune Disease                 Preclinical
-----------------------------------------------------------------------------------

---------------
(1) "Phase II" indicates safety, dosing and efficacy testing in a limited patient population. "Phase I" indicates safety and proof of concept testing in a limited patient population and toxicology testing in animal models. "Preclinical" indicates that the product candidate selected for development has met predetermined criteria for potency, specificity, manufacturability and pharmacologic activity in animal and in vitro models.

ABX-CBL

     The CBL antigen is selectively expressed on activated immune cells including T cells, B cells and natural killer cells. To accelerate our commercialization plans, we obtained an exclusive license to ABX-CBL in February 1997. We believe that a mouse antibody can be utilized to treat GVHD patients because their immune system is either non-functioning or severely suppressed and, therefore, no HAMA responses should be generated. We believe ABX-CBL has the ability to destroy activated immune cells without affecting the rest of the immune system.

     Graft Versus Host Disease. We are developing ABX-CBL to reduce unwanted immune responses that occur in GVHD. GVHD is a life-threatening complication that frequently occurs following an allogeneic bone marrow transplant ("BMT"). BMTs are used in the treatment of patients with end stage leukemia, certain other serious cancers and immune system disorders. An allogeneic BMT procedure involves transferring marrow, the graft, from a healthy person into an immunosuppressed patient, the host. The transplant is intended to restore normal circulating immune cells to a patient whose own immune system is functionally deficient or has been damaged by the treatment of an underlying disease such as cancer and therefore does not have the ability to mount a sufficient immune response. Often a portion of the graft recognizes the host's own cells as foreign, becomes activated and attacks them, resulting in GVHD. GVHD is graded based on clinical symptoms from I, which is the mildest form, to IV, which is the most severe form. It typically involves damage to multiple organ systems, including the skin, liver and intestines. GVHD causes extreme suffering and is the primary cause of death in allogeneic BMT patients. It is estimated that approximately 12,000 allogeneic BMTs were performed worldwide in 1998, and this number has been growing at about 15% per year. GVHD occurs in approximately 50% of allogeneic BMTs and the treatment costs for GVHD in the United States are estimated to be about $80,000 per patient. Based on a published clinical study, it is estimated that roughly 50% of patients with GVHD fail to respond to current treatments, which consist of steroid and other drug treatments to suppress the grafted immune cells. Less than 15% of steroid-resistant GVHD sufferers survive for more than one year. We believe that a safer and more effective treatment for GVHD could result in increased use of BMTs.

     Clinical Status. We recently completed a multi-center confirmatory Phase II clinical trial for ABX-CBL for the treatment of steroid-resistant, grade II/IV GVHD. In February 1999, preliminary results were reported for the trial, which studied four escalating intravenous dose regimens. It was conducted at nine sites and involved 27 patients evaluated for safety, 23 of which were also evaluated for efficacy end points. A clinical response was defined as a two-grade improvement in the International Bone Marrow Transplant Registry GVHD Severity Scale. GVHD is graded based on clinical symptoms from grade I, which is the mildest form, to grade IV, which is the most severe form. Two of eight patients responded in the lowest dose cohort. Eleven of 15 patients responded among the three highest doses. Temporary muscle pain during the infusions determined the maximum tolerated dose. We believe the treatment was safe and well tolerated except for the observed muscle pain.

     As an extension to the original Phase II trial protocol, we filed for and received permission from the FDA to enroll additional patients at a single dose. This protocol remains open and continues to enroll patients. Our application to the FDA for approval to advance to Phase III clinical trials will contain the original Phase II data plus all additional data then available from the extension protocol. There can be no assurance that the results of the extension protocol will be favorable or will extend the findings of the original Phase II study. In addition, the FDA may view our application as insufficient and require additional clinical trials before allowing us to commence a Phase III clinical trial. Additional clinical trials will be extensive, expensive and time-consuming.

     In four separate clinical studies conducted prior to Abgenix obtaining an exclusive license to ABX-CBL, a total of 25 patients with GVHD were treated with the antibody. No safety concerns with ABX-CBL were identified in these studies. One such trial, which has been published, was conducted on eleven patients at St. Jude Hospital in Memphis, Tennessee. In this trial, ten patients with steroid-resistant, Grade III to IV GVHD were treated with daily doses of ABX-CBL for up to six weeks. The publication reported that five of ten patients had a complete remission of GVHD, while four of ten had at least a two-grade improvement in their GVHD score. Only one patient did not respond to the therapy. Another patient who was treated at St. Jude Hospital after publication of the study experienced a two-grade improvement in the patient's GVHD score without adverse side effects. Six additional patients with GVHD were treated at the University of Wisconsin and Cook-Ft. Worth Hospital. The reports from these sites indicated that these patients showed similar results to those described in the published trial conducted at St. Jude Hospital, with four of the six patients showing at least a two grade improvement in their GVHD score. In addition, eight other GVHD patients received treatment at Stanford University and four of the patients were noted to have some improvement in their GVHD score, despite using a dose of less than one-tenth of that employed at the other sites. Immune reaction to the mouse antibody was assessed in several patients and no HAMA response was detected clinically. Furthermore, no adverse clinical responses consistent with an antibody-induced allergic reaction were observed. In addition, a number of patients were followed after the conclusion of the study for as long as one year and no adverse ABX-CBL events were observed. There can be no assurance that the results of our ABX-CBL clinical trials will demonstrate the same levels of safety and efficacy as those shown by the clinical trials completed prior to Abgenix obtaining an exclusive license to ABX-CBL.

ABX-IL8

     IL-8, an important inflammatory cytokine produced at sites of inflammation, attracts and activates white blood cells that mediate the inflammation process. A number of preclinical studies suggest that excess IL-8 may contribute to the pathology and clinical symptoms associated with certain inflammatory disorders. Clinical studies have demonstrated significantly increased levels of IL-8 in plasma or other bodily fluids of patients with certain inflammatory diseases, including psoriasis, rheumatoid arthritis, reperfusion injury and inflammatory bowel disease. Antibodies to IL-8 have been shown to block immune cell infiltration and the associated pathology in animal models of several of these diseases. Using our XenoMouse technology, we have generated ABX-IL8, a proprietary fully human monoclonal antibody, that binds to IL-8 with high affinity. We in-licensed ABX-IL8 from Xenotech in March 1996. In exchange for a license fee and royalty payments on future product sales, we received an exclusive license to ABX-IL8 within the United States, its territories and possessions, Canada and Mexico and a co-exclusive license with Japan Tobacco in the rest of the world, excluding Japan, Taiwan and South Korea. We are evaluating ABX-IL8 for possible use in the treatment of psoriasis and rheumatoid arthritis.

     Psoriasis. Psoriasis is a chronic disease that results in plaques, a thickening and scaling of the skin accompanied by local inflammation. The disease affects approximately four to five million patients in the United States and can be debilitating in its most severe form. Approximately 500,000 psoriasis patients suffer from a severe enough form of the disease to require systemic therapy with immune suppressants and ultraviolet phototherapy. The risk of serious adverse side effects associated with these therapies often requires the patients to alternate these various therapeutic modalities as a precautionary measure.

     Scientific studies have shown that IL-8 concentrations can be elevated by a factor of 150 in psoriatic plaques when compared to normal tissue. We believe that IL-8 may promote psoriasis by contributing to three distinct disease-associated processes. First, IL-8 is produced by a type of skin cell called keratinocytes, and is a potent growth factor for these skin cells. It may therefore contribute to the abnormal keratinocyte proliferation in psoriatic plaques. Second, IL-8 attracts and activates immune cells which contribute to the inflammation of the psoriatic plaque. Finally, IL-8 promotes angiogenesis which augments the blood supply necessary for growth of the psoriatic plaque.

     Clinical Status. We have completed a Phase I dose-escalating human clinical trial examining the safety of administering a single intravenous infusion of five different doses of ABX-IL8 to patients with moderate to severe psoriasis. There were no serious or unexpected drug-related adverse events. In late 1998, we initiated a multi-center, multi-dose, dose-escalating study in moderate to severe psoriasis patients. This study is expected to be completed in the second half of 1999 and data will be collected from 40 patients at eight sites.

     Rheumatoid Arthritis. Rheumatoid arthritis is a chronic disease marked by inflammation and pain in joints throughout the body. The disease affects over two million people in the United States. Elevated levels of IL-8 in the synovial fluid of rheumatoid arthritis patients have been reported to correlate with the number of infiltrating immune cells. Third-party published studies have reported that the injection of non-human antibodies to IL-8 into a rabbit model of rheumatoid arthritis blocked immune cell infiltration and synovial membrane damage.

     Clinical Status. Because of the similarity in the histopathology of the inflamed joint and that of the psoriatic plaque, we entered a Phase I clinical trial for ABX-IL8 in rheumatoid arthritis in January 1999. ABX-IL8 will be administered by injection to the inflamed knee joints of arthritis patients who have undergone a pre-dose biopsy and a high resolution ultrasound scan.

ABX-EGF

     Tumor cells that overexpress epidermal growth factor receptors ("EGFr") on their surface often depend on EGFr's activation for growth. EGFr is overexpressed in a variety of cancers including lung, breast, ovarian, bladder, prostate, colorectal, kidney and head and neck. This activation is triggered by the binding to EGFr by EGF or Transforming Growth Factor alpha ("TGFa"), both of which are expressed by the tumor or by neighboring cells. We believe that blocking the ability of EGF and TGFa to bind with EGFr may offer a treatment for certain cancers. ABX-EGF, a fully human monoclonal antibody generated using XenoMouse technology, binds to EGFr with high affinity and has been shown to inhibit tumor cell proliferation in vivo and cause eradication of EGF dependent human tumors established in mouse models. We in-licensed ABX-EGF from Xenotech in November 1997. In exchange for a license fee and royalty payments on future product sales, we received an exclusive worldwide license to ABX-EGF. We are conducting preclinical studies and assessing which tumor types to pursue as possible targets for treatment with ABX-EGF. Studies have shown that ABX-EGF can inhibit growth of EGF-dependent human tumors cells in mouse models. ABX-EGF has also demonstrated the ability to reverse cancer cell growth and cause eradication of established tumors in mice even when administered after significant tumor growth has occurred. Furthermore, in these models where tumors were eradicated, no relapse of the tumor was observed after discontinuation of the antibody treatment. Based on the results seen to date in preclinical studies, we plan to initiate clinical trials with ABX-EGF in mid-1999.

ABX-RB2

     In certain immunological diseases where chronic administration of a drug targeting the CBL antigen is desirable, it may be important to use a fully human antibody to avoid the risk of a HAMA response. Such diseases include organ transplant rejection, primarily kidney and corneal transplant rejection, as well as autoimmune disorders.

     Using our XenoMouse technology, we have generated ABX-RB2, a fully human antibody which targets the CBL antigen, and we are conducting preclinical studies on this product candidate. While no human data is available on ABX-RB2, several clinical trials have been performed using ABX-CBL prior to Abgenix obtaining an exclusive license to ABX-CBL, the first generation mouse antibody to the CBL antigen, for the treatment of kidney and corneal transplant rejection. Although there can be no assurance that the data observed with ABX-RB2 in these indications will demonstrate the same degree of efficacy as the data observed with ABX-CBL, we believe the ABX-CBL studies may assist in the design of preclinical and clinical protocols for future development of ABX-RB2.

     Organ Transplant Rejection. Each year there are approximately 11,000 kidney transplants in the United States. Depending upon a variety of patient risk factors, many of these procedures result in the patient's immune system rejecting the organ. Current therapy for kidney transplant rejection involves administering steroids or other immune system modulators to suppress the immune system. These therapies suffer from suboptimal efficacy profiles or dose limiting toxicities.

     Prior to Abgenix obtaining an exclusive license to ABX-CBL, three clinical trials had been conducted using ABX-CBL for the treatment of kidney transplant rejection. In two trials conducted at Sendai Shakai Hoken Hospital in Japan, ABX-CBL was administered intravenously daily for nine days to 41 patients whose kidney transplant rejections were resistant to steroid therapy. In the first trial, organ rejection was reversed in 17 of 19 patients. In the second trial, organ rejection was reversed in a dose-dependent fashion in 18 of the 22 patients treated. A third clinical trial was conducted at the University of California at Los Angeles. In this study, 13 of the 18 patients had cadaveric donor transplants. This more refractory population responded to nine days of ABX-CBL treatment with an overall response rate of 50%. Subset analysis indicated that of the patients treated prior to severe renal failure, as many as 75% experienced reversal of the kidney rejections. No serious treatment-related side effects were observed in any of the patients in these three trials.

     In addition to the use of ABX-RB2 in kidney transplant rejection, we are also exploring its potential use in corneal transplantation. In a clinical trial conducted at the University of California at San Diego prior to Abgenix obtaining an exclusive license to ABX-CBL, six patients were treated with ABX-CBL after the onset of rejection and four showed graft preservation. No serious adverse side effects related to the infusion of ABX-CBL or to an immune response were observed in any of the six patients.

     Autoimmune Disease. In autoimmune disease, a subset of the patient's immune cells react abnormally to a natural component of the patient's own tissue. Because the CBL antigen is selectively expressed on activated immune cells including T cells, B cells and natural killer cells, we believe that ABX-RB2 may be effective in treating autoimmune disease. We intend to conduct preclinical studies in a series of animal models of autoimmune disease, including rheumatoid arthritis, lupus, multiple sclerosis, and diabetes.

XENOMOUSE TECHNOLOGY COLLABORATIONS

     We have entered into multiple XenoMouse technology collaborations with pharmaceutical and biotechnology companies. To date, we have collaborative arrangements with eight companies covering at least 11 antigen targets. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one specific antigen target provided by the collaborative partner. Some of these agreements involve multiple antigen targets. In most cases, we provide our mice to collaborative partners who carry out immunizations with their specific antigen target. In other cases, we may perform the immunizations for the collaborative partner and receive additional compensation.

     Our XenoMouse technology collaborations have similar structures. Our collaborative partner first enters into a research collaboration agreement. This agreement permits our collaborative partner to conduct limited research on a specific antigen using our XenoMouse technology. Our collaborative partner may then elect to enter into a research license and option agreement. If entered into, this agreement allows our collaborative partner to conduct additional research to develop antibody product candidates to a specific antigen target. Generally, a research license and option agreement does not allow our collaborative partner to initiate clinical trials with antibody product candidates. To initiate clinical trials with antibody product candidates to a specific antigen target, our collaborative partner must exercise the option to enter into a product license agreement. If our collaborative partner exercises its product license option, it has the right to conduct all clinical trials and commercialize antibody product candidates. To date, none of our collaborative partners has exercised its option to enter into a product license agreement and none of these options has expired.

     As an extension of this concept, we may grant multi-antigen research licenses to select collaborative partners, allowing them to incorporate XenoMouse technology into early stages of their antibody product research efforts without specifically knowing the antigens that they intend to target for XenoMouse antibody generation. These collaborative partners would then need to execute product licenses for any antibody product they wished to develop and commercialize.

     The financial terms of our XenoMouse technology collaborations typically include upfront payments, potential license fee and milestone payments. Based upon our current collaborative agreements, these fees and payments may approximate $8.0 million per antigen target assuming our collaborative partner takes the antibody product candidate to commercialization. In certain instances, the collaborative partner could make reimbursement payments to Abgenix for research that we conduct on behalf of such partner. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on future product sales by the collaborative partner, if any. Generally, the collaborative partner is responsible for and bears the costs of product development, worldwide manufacturing and marketing of product candidates generated under these collaborations.

     Our dependence on collaborative arrangements with third parties subjects us to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates. Even if we fulfill our obligations under a collaborative agreement, the collaborative partner can terminate the agreement at any time following proper written notice. If any collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially adversely affected.

     Among our eight collaborative partners, Pfizer, Genentech and Millennium have each entered into additional collaborations specifying additional antigens for XenoMouse antibody development. The following table lists our collaborations as of January 31, 1999.

--------------------------------------------------------------------------------------------
                   PARTNER                                  FIELD                   DATE
--------------------------------------------------------------------------------------------
  Genentech                                      Multiple Targets                1/99
                                                 Growth Factor Modulation        6/98*
                                                 Cardiovascular                  4/98*
--------------------------------------------------------------------------------------------
  AVI BioPharma                                  Cancer                          1/99
--------------------------------------------------------------------------------------------
  Centocor                                       Cardiovascular                  12/98
--------------------------------------------------------------------------------------------
  Research Corporation Technologies              Transplant Rejection            12/98
--------------------------------------------------------------------------------------------
  Pfizer                                         Cancer                          10/98
                                                 Cancer                          12/97
--------------------------------------------------------------------------------------------
  Millennium                                     Inflammation                    9/98
                                                 Inflammation                    7/98
--------------------------------------------------------------------------------------------
  Schering-Plough                                Inflammation                    1/98
--------------------------------------------------------------------------------------------
  Cell Genesys                                   Gene Therapy                    11/97
--------------------------------------------------------------------------------------------

---------------
* These agreements were superceded by the January 1999 multi-antigen agreement.

     Genentech. In April 1998, we entered into a research license and option agreement with Genentech to produce fully human antibodies to an antigen target in the field of growth factor modulation. In June 1998, Genentech expanded its research collaboration with us to include a second antigen target in the field of cardiovascular disease.

     In January 1999, we entered into a multi-antigen research license and option agreement with Genentech. Under the agreement, we granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets, but not more than two in any one year, over the agreement's six year term. Included in the ten are the two previously identified antigen targets under the now superceded research license and option agreement at the new option, license fee and milestone payment levels. The agreement can be renewed by Genentech for up to an additional four targets over a subsequent three year period. Genentech acquired 495,356 shares of our common stock for an aggregate purchase price of $8.0 million. To renew the agreement at the end of the sixth year, Genentech must purchase an additional $2.5 million of our common stock at a 50% premium to the then current market price. Genentech, of South San Francisco, California, is a leading biotechnology company with extensive efforts in antibody-based products.

     AVI BioPharma. In January 1999, we entered into a research license and option agreement with AVI to generate fully human antibodies to human chorionic gonadotropin (hCG) for the treatment of various cancers. AVI has reported that a therapeutic vaccine based on hCG has shown promise in Phase II clinical trials. AVI, of Portland, Oregon, is a publicly traded biotechnology company.

     Centocor. In December 1998, we entered into a research collaboration agreement with Centocor to generate fully human antibodies to an undisclosed Centocor antigen in the cardiovascular field. Centocor, of Malvern, Pennsylvania, is a leading developer and marketer of antibody-based products.

     Research Corporation Technologies. In December 1998, we entered into a binding memorandum of understanding for a research collaboration agreement with RCT to generate fully human antibodies to CD45rb. Resultant antibody product candidates could potentially be used in treating organ transplant rejection and autoimmune disorders. RCT, of Tucson, Arizona, is a corporation involved in technology transfer between universities and industry. Under the RCT agreement, we may receive either a percentage of sublicense income received by RCT or milestone and royalty payments on sales of products.

     Pfizer. In December 1997, we entered into a research collaboration agreement with Pfizer to generate fully human antibodies to an antigen target in the cancer field. In October 1998, Pfizer exercised its option to expand its research collaboration with us to include a second antigen target in the field of cancer. Pfizer is paying us to perform the immunizations and to undertake certain research activities. As part of this arrangement, in January 1998 Pfizer purchased 160,000 shares of our series C preferred stock for $1.3 million and received an option to collaborate with us on up to three antigen targets. These shares converted into 160,000 shares of common stock at our initial public offering. Pfizer, of Groton, Connecticut, is a leading global pharmaceutical company.

     Millennium BioTherapeutics. In July 1998, we entered into a research collaboration agreement with Millennium BioTherapeutics to generate fully human antibodies to an antigen target in the field of inflammation. In October 1998, we entered into a research, license and option agreement with Millennium BioTherapeutics covering the same antigen target. In September 1998, we entered into a second research collaboration agreement with Millennium BioTherapeutics covering a second antigen target in the field of inflammation. Millennium BioTherapeutics, of Cambridge, Massachusetts, is a leading genomics company.

     Schering-Plough. In January 1998, we entered into a research collaboration agreement with Schering-Plough to generate fully human antibodies to an antigen target in the field of inflammation. Under this agreement, Schering-Plough is paying us to perform the immunizations and certain research activities. Schering-Plough, of Kenilworth, New Jersey, is a leading global pharmaceutical company.

     Cell Genesys. In November 1997, we entered into the gene therapy rights agreement (the "GTRA") with Cell Genesys. Cell Genesys received certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy. Cell Genesys, of Foster City, California, is a leading gene therapy company.

JOINT VENTURE WITH JAPAN TOBACCO

XENOTECH

     In June 1991, Cell Genesys entered into several agreements with JT America for the purpose of forming an equally owned limited partnership named Xenotech. In connection with the formation of Xenotech, both Cell Genesys and JT America contributed cash, and Cell Genesys contributed the exclusive right to certain of its technology for the research and development of genetically modified strains of mice that can produce fully human antibodies. Cell Genesys assigned its rights in Xenotech to Abgenix in connection with the formation of Abgenix. As part of the Xenotech relationship, Abgenix provides research and development on behalf of Xenotech in exchange for cash payments. As of December 31, 1998, Abgenix has made capital contributions to Xenotech of approximately $18.6 million and has received approximately $42.9 million in funding for research related to the development of XenoMouse technology.

PRODUCT RIGHTS

     Under the master research, license and option agreement among Abgenix, Japan Tobacco and Xenotech (the "MRLOA"), Abgenix and Japan Tobacco have been provided with colonies of transgenic mice that have been developed for Xenotech pursuant to Abgenix's research and development efforts on behalf of Xenotech. Under the MRLOA, Abgenix and Japan Tobacco have the right to use the transgenic mice for research purposes. The right to commercialize medical products that incorporate antibodies derived through the use of the transgenic mice can be licensed from Xenotech by Abgenix and/or Japan Tobacco pursuant to a nomination process. This process gives Abgenix and Japan Tobacco the right to select a certain number of antigens per year and receive an option to the commercial rights in antibodies that bind to the selected antigens. Both Abgenix and Japan Tobacco are obligated to make royalty payments to Xenotech on revenues derived from the sale of such antibody products. All payments to Xenotech are then shared equally by Abgenix and JT America.

     During the nomination process, if either Abgenix or Japan Tobacco, but not both, selects an antigen, the selecting party receives an option to obtain an exclusive worldwide license. If both Abgenix and Japan Tobacco select the same antigen at the same time, each party has an option to an exclusive license in its home territory and a co-exclusive license in the rest of the world. The MRLOA defines the home territory of Japan Tobacco as Japan, Korea and Taiwan, and the home territory of Abgenix as North America. In the former case where one party selects an antigen, the nonselecting party has the opportunity to obtain an option to an exclusive license to the selected antigen in the nonselecting party's home territory by exercising its buy-in right within the allotted time. Each party has a limited number of buy-in rights, and they cannot be exercised by the nonselecting party if the antigen selected is subject to proprietary rights of a third party and the third party is unwilling to license its rights to the antigen to the nonselecting party.

     We must obtain licenses from Xenotech to commercialize antibody products generated by XenoMouse technology. If we have used our yearly allotment of licenses to develop antigen targets and desire to acquire a license to develop additional antigen targets, we may have to negotiate with JT America or others to acquire such rights. Disputes with JT America or its parent company, Japan Tobacco, may result in the loss of the right to commercialize a product candidate by either party. Limits on our ability to acquire additional licenses to develop antigen targets or disputes with JT America or Japan Tobacco will limit our ability to establish collaborations and fully realize the commercial potential of XenoMouse technology.

GENE THERAPY RIGHTS AGREEMENT WITH CELL GENESYS

     As stated above, the GTRA provides Cell Genesys with certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy. Under the GTRA, Cell Genesys has certain rights to direct us to make antibodies to two antigens per year. In addition, Cell Genesys has an option to enter into a license to commercialize antibodies binding to such antigens in the field of gene therapy. Cell Genesys is obligated to make certain payments to us for these rights including reimbursement of license fees and royalties on future product sales payable to Xenotech under the MRLOA, and Abgenix would then receive a portion of such royalties from Xenotech. The GTRA also prohibits us from granting any third-party licenses for antibody products based on antigens nominated by us for our own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by us where gene therapy is a secondary field, we are obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

INTELLECTUAL PROPERTY

     We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. While we have pending patent applications in the United States relating to XenoMouse technology, no patents have issued. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

     In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information. The parties to these agreements may breach them. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

     Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of infringement or violation, Abgenix and our collaborative partners may be prevented from pursuing product development or commercialization. Such a result will materially adversely affect our business, financial condition and results of operations.

     In March 1997, we entered into a cross-license and settlement agreement with GenPharm to avoid protracted litigation. See "-- Patent Cross-License and Settlement Agreement with GenPharm." Abgenix has one issued European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

     - enforce our issued and licensed patents;

     - protect trade secrets or know-how that we own or license; or

     - determine the enforceability, scope and validity of the proprietary rights of others.

If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with such arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially adversely affect our business, financial condition and results of operations.

PATENT CROSS-LICENSE AND SETTLEMENT AGREEMENT WITH GENPHARM

     In 1994, Cell Genesys and GenPharm and, beginning in 1996, Abgenix became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing fully human antibodies. Rather than endure the cost and business interruption of protracted litigation, in March 1997, Cell Genesys, along with Abgenix, Xenotech and Japan Tobacco, signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, Abgenix has licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies. We use our XenoMouse technology to generate fully human antibody products and have not licensed the use of, and do not use, any transgenic rodents developed or used by GenPharm. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm due September 30, 1998 for $15.0 million payable by Cell Genesys and convertible into shares of Cell Genesys common stock. Of this note, approximately $3.8 million satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved by GenPharm, and Xenotech was obligated to pay $7.5 million for each milestone. Xenotech paid $7.5 million to satisfy the first milestone and has recorded a payable to GenPharm for the remaining $7.5 million. We recorded a liability of approximately $3.8 million in our balance sheet representing our equal share of the Xenotech obligation. The obligation was paid in November 1998. No additional payments will accrue under this agreement. We have recognized, as a non-recurring charge for cross-license and settlement, a total of $22.5 million. We concluded that the cost of the cross-license and settlement agreement was properly expensed under Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" because the cross-license received by us from GenPharm is non-exclusive and has no alternative future uses for us. We also concluded that the $11.3 million was properly allocated from Cell Genesys because it related to the technology Cell Genesys contributed to Abgenix upon our organization. We do not have any future financial obligations under the cross-license and settlement agreement.

GOVERNMENT REGULATION

     Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. Non-compliance with applicable requirements can result in fines, warning letters, recall or seizure of products, clinical study holds, total or partial suspension of production, refusal of the government to grant approvals, withdrawal of approval, and civil and criminal penalties.

     Abgenix believes its antibody products will be classified by the FDA as "biologic products" as opposed to "drug products." The steps ordinarily required before a biological product may be marketed in the United States include: (1) preclinical testing; (2) the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials may commence; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the biologic; (4) the submission to the FDA of a Biologics License Application; and (5) FDA approval of the application, including approval of all product labeling.

     Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests together with manufacturing information and analytical data are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. If we submit an IND, our submission may not result in FDA authorization to commence clinical trials. Also, the lack of an objection by the FDA does not mean it will ultimately approve an application for marketing approval. Furthermore, we may encounter problems in clinical trials that cause us or the FDA to delay, suspend or terminate our trials.

     Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board ("IRB") and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

     Clinical trials are conducted in three sequential phases which may overlap. Phase I clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biologic agent in humans. In Phase II clinical trials, evidence is sought about the desired therapeutic efficacy of a biologic agent in limited studies of patients with the target disease. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to or have developed the disease. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

     Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections by regulatory authorities may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

     Only two of our product candidates, ABX-CBL and ABX-IL8, are currently in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by Abgenix or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8 or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

     Our other product candidates are still in preclinical development, and we have not submitted INDs or begun clinical trials for these product candidates. Our preclinical or clinical development efforts may not be successfully completed. Further INDs may not be filed. Clinical trials may not commence as planned.

     Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

     - inability to manufacture sufficient quantities of materials used for clinical trials;

     - slower than expected rate of patient recruitment;

     - inability to adequately follow patients after treatment;

     - unforeseen safety issues;

     - lack of efficacy during the clinical trials; or

     - government or regulatory delays.

We have limited experience in conducting and managing clinical trials. We rely on third parties, including our collaborative partners, to assist us in managing and monitoring clinical trials. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if they fail to perform under our agreements with them.

     Our product candidates may fail to demonstrate safety and efficacy in clinical trials. Such failure may delay development of other product candidates, and hinder our ability to conduct related preclinical testing and clinical trials. As a result of such failures, we may also be unable to obtain additional financing. Our business, financial condition and results of operations will be materially adversely affected by any delays in, or termination of, our clinical trials.

     Abgenix and our contract manufacturer also are required to comply with the applicable FDA current good manufacturing practice ("cGMP") regulations. cGMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. The facilities must be approved before they can be used in commercial manufacturing of our products. Abgenix or our contract manufacturer may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. If Abgenix or our contract manufacturer fails to comply, our business, financial condition and results of operations will be materially adversely affected.

     For clinical investigation and marketing outside the United States, we may be subject to the regulatory requirements of other countries, which vary from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above.

COMPETITION

     The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as Abgenix or our collaborative partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. These companies include GenPharm, Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

     Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. Recently, Sangstat Medical Corp. received approval for an organ transplant rejection product that may compete with ABX-CBL, which is in clinical trials. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8. Furthermore, we are aware that ImClone Systems, Inc., Medarex and OSI Pharmaceuticals, Inc. have potential antibody and small molecule product candidates already in clinical development that may compete with ABX-EGF, which is in preclinical development. We may also compete with Japan Tobacco in supplying XenoMouse technology or antibody product candidates to potential collaborative partners.

     Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

     - developing products;

     - undertaking preclinical testing and human clinical trials;

     - obtaining FDA and other regulatory approvals of products; and

     - manufacturing and marketing products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before us. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

     We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, any product candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

     - other drug development technologies and methods of preventing or reducing the incidence of disease;

     - new small molecules; or

     - other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. These studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially adversely affected.

MANUFACTURING

     We lack the resources and capability to manufacture our products on a commercial scale. We currently manufacture only limited quantities of antibody products for preclinical testing. While we maintain a limited inventory of antibody products, we depend on a sole source contract manufacturer to produce ABX-CBL, ABX-IL8 and ABX-EGF under cGMP regulations for use in our clinical trials. Our contract manufacturer has a limited number of facilities in which our product candidates can be produced. Our contract manufacturer has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization.

     There are, on a worldwide basis, a limited number of contract facilities in which our product candidates can be produced under cGMP regulations for use in pharmaceutical drugs. It can also take a substantial period of time for a contract facility to begin producing antibodies under cGMP regulations. Accordingly, we depend on our contract manufacturer to produce our product candidates under cGMP regulations which meets acceptable standards for our clinical trials.

     Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Our contract manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially adversely affected.

     In addition, Abgenix and our third-party manufacturer are required to register manufacturing facilities with the FDA and foreign regulatory authorities. The facilities will then be subject to inspections confirming compliance with good manufacturing practice requirements established by the FDA or corresponding foreign regulations. If Abgenix or our third-party manufacturer fail to maintain compliance with the good manufacturing practice requirements, our business, financial condition and results of operations will be materially adversely affected.

EMPLOYEES

     As of December 31, 1998, we employed 60 persons, of whom 16 hold Ph.D. or M.D. degrees and 11 hold other advanced degrees. Approximately 48 employees are engaged in research and development, and 12 support administration, finance, management information systems and human resources.

     Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

SCIENTIFIC AND MEDICAL ADVISORY BOARDS

     We have established Scientific and Medical Advisory Boards to provide specific expertise in areas of research and development relevant to our business. The Scientific and Medical Advisory Boards meet periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific and Medical Advisory Board members include:

Frederick Applebaum, M.D. ...................  Director, Clinical Research Division, Fred
                                               Hutchinson Cancer Research Center
Benedict Cosimi, M.D. .......................  Professor of Surgery, Harvard Medical School,
                                               and Chief of Transplant Unit, Massachusetts
                                               General Hospital
Anthony DeFranco, M.D., Ph.D. ...............  Professor, Biochemistry and Biophysics,
                                               University of California, San Francisco
John Gallin, M.D. ...........................  Director, Warren Grant Magnusen Clinical
                                               Center, NIH
Raju S. Kucherlapati, Ph.D. .................  Professor and Chair, Molecular Genetics,
                                               Albert Einstein College of Medicine
Michele Nussenswieg, M.D., Ph.D. ............  Professor, Molecular Immunology, The
                                               Rockefeller University
Matthew Scharff, M.D. .......................  Professor of Medicine, Albert Einstein College
                                               of Medicine
Lee Simon, M.D. .............................  Professor of Medicine, Harvard Medical School
David Yocum, M.D. ...........................  Professor of Medicine, University of Arizona
                                               Medical School

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

OUR XENOMOUSE TECHNOLOGY MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS

     Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology. We are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at a very early stage of development. We have begun clinical trials with respect to only one fully human antibody product candidate, ABX-IL8. We cannot be certain that XenoMouse technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential collaborative partners or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially adversely affected. See "Business -- The Abgenix Solution -- XenoMouse Technology."

CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES WILL BE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN

     Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

     Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

     Only two of our product candidates, ABX-CBL and ABX-IL8, are currently in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by Abgenix or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8 or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

     In addition, our other product candidates are in preclinical development, and we have not submitted investigational new drug applications nor begun clinical trials for such product candidates. Our preclinical or clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. Our clinical trials may not commence as planned.

     Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

     - inability to manufacture sufficient quantities of materials used for clinical trials;

     - slower than expected rate of patient recruitment;

     - inability to adequately follow patients after treatment;

     - unforeseen safety issues;

     - lack of efficacy during the clinical trials; or

     - government or regulatory delays.

We have limited experience in conducting and managing clinical trials. We rely on third parties, including our collaborative partners, to assist us in managing and monitoring clinical trials. Our reliance on such third parties may result in delays in completing, or failing to complete, such trials if they fail to perform under our agreements with them.

     Our product candidates may fail to demonstrate safety and efficacy in clinical trials. Such failure may delay development of other product candidates, and hinder our ability to conduct related preclinical testing and clinical trials. As a result of such failures, we may also be unable to obtain additional financing. Our business, financial condition and results of operations will be materially adversely affected by any delays in, or termination of, our clinical trials.

THE CLINICAL SUCCESS OF ABX-CBL IS UNCERTAIN

     We recently completed a multi-center confirmatory Phase II trial in graft versus host disease, or GVHD. As of December 31, 1998, ABX-CBL had been administered to a total of only 133 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 133 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. In our clinical trials, we administered ABX-CBL to only 48 of these patients, 27 of which were used for our preliminary Phase II report submitted to the FDA. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. Such adverse effects may affect the interpretation of clinical trial results.

     As an extension to the original Phase II trial protocol, we filed for and received permission from the FDA to enroll additional patients at a single dose. This protocol remains open and continues to enroll patients. Our application to the FDA for approval to advance to Phase III clinical trials will contain the original Phase II data plus all additional data then available from the extension protocol. There can be no assurance that the results of the extension protocol will be favorable or will extend the findings of the original Phase II study. In addition, the FDA may view our application as insufficient and require additional clinical trials before allowing us to commence a Phase III clinical trial. Additional clinical trials will be extensive, expensive and time-consuming. If ABX-CBL fails to receive regulatory approval, our business, financial condition and results of operations may be materially adversely affected.

SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS IS UNCERTAIN

     Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

     - delays in product development, clinical testing or manufacturing;

     - unplanned expenditures in product development, clinical testing or manufacturing;

     - failure in clinical trials or failure to receive regulatory approvals;

     - emergence of superior or equivalent products;

     - inability to manufacture product candidates on a commercial scale;

     - inability to market products due to third-party proprietary rights;

     - election by our collaborative partners not to pursue product development;

     - failure by our collaborative partners to successfully develop products;
       and

     - failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our collaborative partners may not result in any commercially viable products. To date, none of our collaborative partners has exercised its right to obtain a product license. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations will be materially adversely affected. See "Business -- Proprietary Product Development Programs."

WE ARE AN EARLY STAGE COMPANY

     You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory and sales and marketing activities to commercialize current and future product candidates. We cannot assure you that such product candidates, if successfully developed, will generate sufficient or sustainable revenues to enable us to be profitable.

WE HAVE A HISTORY OF LOSSES

     We have incurred net losses in each of the last four years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998. As of December 31, 1998, our accumulated deficit was approximately $69.3 million. Our losses have resulted principally from:

     - research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

     - cross-license and settlement costs relating to our patent portfolio; and

     - general and administrative costs relating to our operations.

     We expect to incur additional operating losses until at least the year 2000 as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR FUTURE PROFITABILITY IS UNCERTAIN

     Prior to June 1996, our business was owned by Cell Genesys and operated as a business unit. Since that time, we have funded our research and development activities primarily from contributions from Cell Genesys, private placements of preferred stock, the initial public offering of our common stock, revenues generated from our collaborative arrangements, equipment leaseline financings and loan facilities. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, such payments have been in the form of upfront payments, reimbursement for research and development expenses and milestone payments, but may include license fees in the future. Payments under our existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We cannot assure you that we will:

     - enter into further collaborative arrangements;

     - successfully complete preclinical or clinical trials;

     - obtain required regulatory approvals;

     - successfully develop, manufacture and market product candidates; or

     - generate additional revenues or profitability.

If we fail to achieve any of the above goals, our business, financial condition and results of operations will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Proprietary Product Development Programs."

WE WILL NEED TO FIND COLLABORATIVE PARTNERS TO DEVELOP MANY OF OUR PRODUCT CANDIDATES

     Our strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation of collaborative arrangements with several collaborative partners. Potential collaborative partners include pharmaceutical and biotechnology companies, academic institutions and other entities. We must enter into these collaborations to successfully develop and commercialize product candidates. Such collaborations are necessary in order for us to:

     - access proprietary antigens for which we can generate fully human antibody products;

     - fund our research and development activities;

     - fund preclinical testing, clinical trials and manufacturing;

     - seek and obtain regulatory approvals; and

     - successfully commercialize existing and future product candidates.

     Only a limited number of fully human antibody product candidates have been generated pursuant to our collaborations. None of these collaborative product candidates has entered clinical testing and may not result in commercially successful products. Current or future collaborative arrangements may not be successful. If we fail to maintain our existing collaborative arrangements or to enter into additional collaborative arrangements, our business, financial condition and results of operations will be materially adversely affected.

     Our dependence on collaborative arrangements with third parties subjects us to a number of risks. Such collaborative arrangements may not be on terms favorable to Abgenix. Agreements with collaborative partners typically allow partners significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement at any time following proper written notice. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially adversely affected. If we are not able to establish further collaborative arrangements or any or all of our existing collaborative arrangements are terminated, we may be required to seek new collaborative arrangements or to undertake product development and commercialization at our own expense. Such an undertaking may:

     - limit the number of product candidates that we will be able to develop and commercialize;

     - reduce the likelihood of successful product introduction;

     - significantly increase our capital requirements; and

     - place additional strain on management's time.

     Existing or future collaborative partners may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between Abgenix and our collaborative partners may lead to delays or termination in the research, development or commercialization of product candidates or result in time consuming and expensive litigation or arbitration. If our collaborative partners pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially adversely affected.

OUR JOINT VENTURE WITH JT AMERICA, INC. MAY LIMIT OUR ABILITY TO DEVELOP PRODUCT CANDIDATES

     In 1991, Cell Genesys and JT America, Inc. formed Xenotech, L.P., an equally-owned joint venture, to develop genetically modified strains of mice which can produce fully human monoclonal antibodies, called XenoMouse technology, and to commercialize products generated from XenoMouse technology. Upon our organization, Cell Genesys assigned its rights in Xenotech to us.

     We must obtain licenses from Xenotech to commercialize antibody products generated by XenoMouse technology. We have the right to license the use of XenoMouse technology from Xenotech to develop a certain number of antigen targets each year. If we have used our yearly allotment of licenses to develop antigen targets and desire to acquire a license to develop additional antigen targets, we may have to negotiate with JT America or others to acquire such rights. Disputes with JT America, or its parent company Japan Tobacco, Inc., may result in the loss of the right to commercialize a product candidate by either party. Limits on our ability to acquire additional licenses to develop antigen targets, or disputes with JT America or Japan Tobacco, will limit our ability to establish collaborations and fully realize the commercial potential of XenoMouse technology. See "Business -- Joint Venture With Japan Tobacco."

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE

     The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as Abgenix or our collaborative partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc., Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

     Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. Recently, Sangstat Medical Corp. received approval for an organ transplant rejection product that may compete with ABX-CBL, which is in clinical trials. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8. Furthermore, we are aware that ImClone Systems, Inc., Medarex and OSI Pharmaceuticals, Inc. have potential antibody and small molecule product candidates already in clinical development that may compete with ABX-EGF, which is in preclinical development. We may also compete with Japan Tobacco in supplying XenoMouse technology or antibody product candidates to potential collaborative partners.

     Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

     - developing products;

     - undertaking preclinical testing and human clinical trials;

     - obtaining FDA and other regulatory approvals of products; and

     - manufacturing and marketing products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before us. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

     We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, any product candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

     - other drug development technologies and methods of preventing or reducing the incidence of disease;

     - new small molecules; or

     - other classes of therapeutic agents.

Developments by competitors may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN

     Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy, and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

     - establishment and demonstration of clinical efficacy and safety;

     - cost-effectiveness of our product candidates;

     - their potential advantage over alternative treatment methods;

     - reimbursement policies of government and third-party payors; and

     - marketing and distribution support for our product candidates.

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our antibody products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. For example, antibody products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that Abgenix or our collaborative partners develop. If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be materially adversely affected. See "Business -- Proprietary Product Development Programs," "-- Competition," and "-- Pharmaceutical Pricing and Reimbursement."

OUR PATENT POSITION IS UNCERTAIN AND OUR SUCCESS DEPENDS ON OUR PROPRIETARY
RIGHTS

     Our success depends in part on our ability to:

     - obtain patents;

     - protect trade secrets;

     - operate without infringing upon the proprietary rights of others; and

     - prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. While we have pending patent applications in the United States relating to XenoMouse technology, no patents have been issued. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

     In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may breach such agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors. See "Business -- Intellectual Property."

WE MAY FACE CHALLENGES FROM THIRD PARTIES REGARDING THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS

     Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of infringement or violation, Abgenix and our collaborative partners may be prevented from pursuing product development or commercialization. Such a result will materially adversely affect our business, financial condition and results of operations.

     In March 1997, we entered into a cross-license and settlement agreement with GenPharm to avoid protracted litigation. Under the cross-license, we licensed on a non-exclusive basis certain patents, patent applications, third-party licenses, and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies that are integral to our products and business. Our business, financial condition and results of operations will be materially adversely affected if any of the parties breaches the cross-license agreement. We have one issued European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain. See "Business -- Intellectual Property -- Patent Cross-License and Settlement Agreement with GenPharm."

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

     - enforce our issued and licensed patents;

     - protect trade secrets or know-how that we own or license; or

     - determine the enforceability, scope and validity of the proprietary rights of others.

If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially adversely affect our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS

     Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates safety and efficacy. For example, we have not received FDA approval to commence Phase III clinical trials for ABX-CBL. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

     - adversely affect the successful commercialization of any drugs that Abgenix or our collaborative partners develop;

     - impose costly procedures on Abgenix or our collaborative partners;

     - diminish any competitive advantages that Abgenix or our collaborative partners may attain; and

     - adversely affect our receipt of revenues or royalties.

     Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Compliance with other regulatory requirements may not be maintained. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, Abgenix or our contract manufacturers may be subject to sanctions, including:

     - delays;

     - warning letters;

     - fines;

     - product recalls or seizures;

     - injunctions;

     - refusal of the FDA to review pending market approval applications or supplements to approval applications;

     - total or partial suspension of production;

     - civil penalties;

     - withdrawals of previously approved marketing applications; and

     - criminal prosecutions.

     We expect to rely on our collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, our collaborative partners will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. Delays and limitations may materially adversely affect our business, financial condition and results of operations.

     Abgenix and our contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. Such facilities must be approved before we can use them in commercial manufacturing of our products. Abgenix or our contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If Abgenix or our contract manufacturers fails to comply, our business, financial condition and results of operations will be materially adversely affected. See "Business -- Government Regulation."

WE RELY ON A SOLE SOURCE THIRD-PARTY MANUFACTURER AND DO NOT HAVE
COMMERCIAL SCALE MANUFACTURING EXPERIENCE

     We lack the resources and capability to manufacture our products on a commercial scale. We currently manufacture only limited quantities of antibody products for preclinical testing. While we maintain a limited inventory of antibody products, we depend on a sole source contract manufacturer to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations for use in our clinical trials. Our contract manufacturer has a limited number of facilities in which our product candidates can be produced. Our contract manufacturer has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization.

     There are, on a worldwide basis, a limited number of contract facilities in which our product candidates can be produced under good manufacturing practice regulations for use in pharmaceutical drugs. It can also take a substantial period of time for a contract facility to begin producing antibodies under good manufacturing practice regulations. Accordingly, we depend on our contract manufacturer to produce our product candidates under good manufacturing practice regulations which meet acceptable standards for our clinical trials.

     Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Our contract manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially adversely affected.

     In addition, Abgenix and our third-party manufacturer are required to register manufacturing facilities with the FDA and foreign regulatory authorities. The facilities will then be subject to inspections confirming compliance with good manufacturing practice requirements established by the FDA or corresponding foreign regulations. If Abgenix or our third-party manufacturer fails to maintain compliance with the good manufacturing practice requirements, our business, financial condition and results of operations will be materially adversely affected. See "Business -- Manufacturing."

WE DO NOT HAVE MARKETING AND SALES EXPERIENCE

     We do not have a marketing, sales or distribution capability. For certain products, we may establish an internal marketing and sales force. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales experience or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially adversely affected.

WE DEPEND ON KEY PERSONNEL AND MUST CONTINUE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

     We are highly dependent on the principal members of our scientific and management staff. If we lose any of these persons, our business, financial condition and results of operations may be materially adversely affected. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.

     In addition, we rely on members of our Scientific and Medical Advisory Boards and other consultants to assist us in formulating our research and development strategy. All of our consultants and the members of our Scientific and Medical Advisory Boards are employed by other entities. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us. If we lose the services of these personnel, the achievement of our development objectives may be impeded. Such impediments may materially adversely affect our business, financial condition and results of operations. See "Business -- Scientific and Medical Advisory Boards."

DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK

     Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 28.5% of our outstanding common stock after giving effect to our sale of 495,356 shares of common stock to Genentech in January 1999 and our sale of 3,000,000 shares of common stock to the public in March 1999. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders. Such matters include the election of directors and the approval of mergers or other business combination transactions. We may be adversely impacted by the control that such stockholders will have with respect to matters affecting us. See Item 12 of Part III -- "Security Ownership of Certain Beneficial Owners and Management."

WE MAY REQUIRE ADDITIONAL FINANCING

     We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. We will be required to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of and regulatory approval for product candidates. Our future liquidity and capital requirements will depend on many factors, including:

     - the scope and results of preclinical testing and clinical trials;

     - the retention of existing and establishment of further collaborative arrangements, if any;

     - continued scientific progress in our research and development programs;

     - the size and complexity of these programs;

     - the time and expense involved in obtaining regulatory approvals, if any;

     - competing technological and market developments;

     - the time and expense of filing and prosecuting patent applications and enforcing patent claims;

     - the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements and product in-licensing; and

     - other factors not within our control.

     We believe that the net proceeds from our sale of 3,000,000 shares of common stock to the public at a public offering price of $15.00 per share in March 1999, together with our current cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative arrangements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially adversely affected.

CELL GENESYS EXERCISES SIGNIFICANT INFLUENCE OVER US

     As of December 31, 1998, Cell Genesys beneficially owns 23.0% of our outstanding capital stock after giving effect to our sale of 495,356 shares of common stock to Genentech in January 1999 and our sale of 3,000,000 shares of common stock to the public in March 1999. As a result, Cell Genesys will have significant influence over all matters requiring the approval of our stockholders. Such matters include the election of our Board of Directors and changes in control of Abgenix. We have entered into a governance agreement with Cell Genesys which provides that so long as Cell Genesys or a group to which it belongs owns a specific percentage of our outstanding voting stock, Cell Genesys or the group shall have the right to nominate a fixed number of directors to serve on our Board. The details of this arrangement are set forth in the table below:

                   PERCENTAGE OWNERSHIP                      NUMBER OF DIRECTORS
                   --------------------                      -------------------
50% or more................................................      4 out of 7
Less than 50% but greater than 25%.........................      3 out of 7
Less than 25% but greater than 15%.........................      1 out of 7

The governance agreement also provides that Cell Genesys and each of our officers and directors who owns voting stock shall agree to vote for the persons nominated as set forth above. We may be adversely impacted by the significant influence which Cell Genesys will have with respect to matters affecting us. See
Item 10 of Part III -- "Directors and Executive Officers of the Registrant" and
Item 13 of Part III -- "Certain Transactions."

WE FACE UNCERTAINTY OVER REIMBURSEMENT AND HEALTHCARE REFORM

     In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially adversely affected.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE

     The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials. Our insurance coverage limits are $5.0 million per occurrence and $5.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially adversely affected.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS

     Our research and manufacturing activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE IS HIGHLY VOLATILE

     The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

     - fluctuations in our operating results;

     - announcements of technological innovations or new commercial therapeutic products by us or our competitors;

     - published reports by securities analysts;

     - progress with clinical trials;

     - governmental regulation;

     - changes in reimbursement policies;

     - developments in patent or other proprietary rights;

     - developments in our relationship with collaborative partners;

     - public concern as to the safety and efficacy of our products; and

     - general market conditions.

SUBSTANTIAL SALES OF SHARES MAY IMPACT MARKET PRICE OF OUR COMMON STOCK

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 1998, we have outstanding 11,615,649 shares of common stock, after giving effect to our sale of 495,356 shares of common stock to Genentech in January 1999 and assuming no exercise of outstanding options or warrants after December 31, 1998. Of these shares, the following are freely tradeable:

     - the 1,146,300 shares that may be sold by certain individuals and entities under a registration statement declared effective by the Securities and Exchange Commission on February 16, 1999;

     - the 2,875,000 shares sold in our initial public offering in July 1998;

     - the 3,000,000 shares sold by us to the public in March 1999;

     - the 450,000 shares that will be sold to the public if the underwriters of our March 1999 public offering exercise their option to cover over-allotments, if any; and

     - an additional 2,771,302 shares, subject in certain instances to volume re-sale limitations under Rule 144.

     4,327,691 shares of common stock held by existing stockholders may not be sold publicly unless they are registered under the Securities Act of 1933, as amended, or are sold pursuant to Rule 144 or another exemption from registration. These shares will become eligible for public resale at various times over a period of less than one year following the completion of the proposed offering, subject to volume limitations.

     The remaining 495,356 shares were sold to Genentech in January 1999. We are obligated to register for public resale the 495,356 shares sold to Genentech pursuant to the terms of a registration rights agreement. Genentech has certain demand rights with respect to the registration of these shares. The demand rights are currently exercisable and expire in July 1999. In July 1999, whether or not Genentech exercises its demand rights, we are obligated to register the Genentech shares for public resale. Our registration of the Genentech shares may have an adverse effect on our ability to raise capital. Sales of the Genentech shares into the public market may have an adverse effect on the market price of our common stock.

     In connection with our March 1999 public offering, certain of our outstanding shares are subject to lock-up agreements under which the holders agree that they will not sell their shares for a period of 90 days after the date the public offering is declared effective by the Securities and Exchange Commission, March 3, 1999, without the prior written consent of BancBoston Robertson Stephens Inc., one of the underwriters managing our March 1999 public offering. 350,740 of the freely tradeable shares, 4,317,691 of the 4,327,691 restricted shares and the 495,356 Genentech shares are subject to these lock-up agreements.

     In addition, the holders of 6,698,052 shares of common stock and 121,667 shares issuable upon the exercise of warrants will be entitled to certain demand and piggyback rights with respect to registration of such shares under the Securities Act. If such holders, exercising the demand registration rights, cause a large number of securities to be registered and sold in the public market, such sales may have an adverse effect on the market price for our common stock. If we were to initiate a registration and include shares held by these holders pursuant to the exercise of their piggyback registration rights, such sales may have an adverse effect on our ability to raise capital.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

     Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions which may discourage takeover attempts, including transactions in which stockholders might receive a premium for their shares. This may limit stockholders' ability to approve a transaction that they may think is in their best interest. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws require that any action required or permitted to be taken by our stockholders must be taken at a properly called meeting of stockholders that may be called only by the Board of Directors, the Chairman of the Board or the President. In addition, the Board of Directors has the authority, without stockholder action, to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control.

WE DO NOT INTEND TO PAY DIVIDENDS

     We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends in the foreseeable future.

WE FACE UNCERTAINTY WITH YEAR 2000 COMPLIANCE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive supplies from our venders, or operate our accounting and other internal systems. If our software vendors are unable to address the Year 2000 compliance of their products, or should our suppliers' operations be disrupted by the Year 2000 Issue, then our ability to serve collaborative partners and develop products may be materially adversely affected. See Item 7 of Part II -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

     - our XenoMouse technology may not produce safe, efficacious or commercially viable products;

     - clinical trials will be expensive and their outcome is uncertain;

     - the clinical success of ABX-CBL is uncertain;

     - successful development of our products is uncertain;

     - we are an early stage company;

     - we have a history of losses;

     - our future profitability is uncertain;

     - we will need to find collaborative partners to develop many of our product candidates;

     - our joint venture with JT America, Inc. may limit our ability to develop product candidates;

     - we face intense competition and rapid technological change;

     - market acceptance of our products is uncertain;

     - our patent position is uncertain and our success depends on our proprietary rights;

     - we may face challenges from third parties regarding the validity of our patents and proprietary rights;

     - we are subject to extensive government regulations and we may not be able to obtain regulatory approvals;

     - we rely on a sole source third-party manufacturer and do not have commercial scale manufacturing experience;

     - we do not have marketing and sales experience; and

     - other factors referenced in this Annual Report on Form 10-K.

Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Business," "Additional Factors that Might Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, you should not place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. PROPERTIES

     We are currently leasing 52,400 square feet of office and laboratory facilities in Fremont, California. During 1997, we built out approximately 46,000 square feet of laboratory and office space at the Fremont site. Abgenix believes this facility, with potential additional build-outs, will meet its space requirements for research and development and administration for the next several years. Our lease expires in the year 2007 with options to extend.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock began trading publicly on the Nasdaq National Market on July 2, 1998 under the symbol "ABGX." The following table lists quarterly information on the price range of the common stock based on the high and low reported last sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                            HIGH        LOW
                                                           -------    -------
Fiscal 1999:
  First Quarter (through March 17, 1999).................  $18.125    $    14.00
Fiscal 1998:
  Fourth Quarter.........................................  $18.00     $     6.00
  Third Quarter..........................................    9.25           5.375

     As of December 31, 1998, there were approximately 162 holders of record of the common stock. On March 17, 1999, the last reported sale price on the Nasdaq National Market for the common stock was $15.25.

RECENT SALES OF UNREGISTERED SECURITIES

     (a) Since our incorporation (June 24, 1996), we have issued and sold the following unregistered securities:

          (1) On July 15, 1996, we issued 1,691,667 shares of series A senior convertible preferred stock to Cell Genesys in exchange for $10.0 million.

          (2) On July 15, 1996, we issued 2,058,333 shares of series 1 subordinated convertible preferred stock to Cell Genesys, and in exchange, Cell Genesys contributed research, development and manufacturing technology, as well as patents and other intellectual property specific to the antibody therapy programs to be pursued by Abgenix, including Cell Genesys' interest in its joint venture with Japan Tobacco.

          (3) On July 15, 1996, Abgenix, in exchange for a loan in the principal amount of up to $4,000,000, issued a convertible promissory note to Cell Genesys convertible at an exercise price per share of $6.00 into up to 666,667 shares of series A convertible preferred stock.

          (4) From July 15, 1996 to October 22, 1998, we granted options to purchase 2,156,295 shares of common stock to employees, directors and consultants under the 1996 Plan at exercise prices ranging from $0.60 to $10.00 per share. Of the 2,156,295 shares granted, 1,622,008 remain outstanding, 349,023 shares of common stock have been purchased pursuant to exercises of stock options or stock purchase rights under the 1996 Plan and 185,264 shares have been canceled and returned to the 1996 Plan.

          (5) On January 23, 1997 and March 27, 1997, we issued two warrants to purchase an aggregate of 121,667 shares of series A senior convertible preferred stock (convertible into 121,667 shares of common stock) to Cell Genesys with a weighted average exercise price per share of $6.00.

          (6) On December 23, 1997, we issued 3,267,685 shares of series B preferred stock to 29 accredited or institutional purchasers at a purchase price per share of $6.50. In connection with and contemporane-ous to this transaction the 1,691,667 shares of series A senior convertible preferred stock, the 2,058,333 shares of series 1 subordinated convertible preferred stock and the $4,000,000 convertible promissory note issued to Cell Genesys, described above, were all converted into an aggregate 4,416,667 shares of series A convertible preferred stock.

          (7) On January 12, 1998, we issued 160,000 shares of series C preferred stock to Pfizer at a per share purchase price of $8.00. This issuance was in connection with a collaborative arrangement entered into between Abgenix and Pfizer.

          (8) On January 27, 1999, we issued 495,356 of common stock to Genentech at a per share purchase price of $16.15. This issuance was in connection with a multi-antigen research license and option agreement entered into between Abgenix and Genentech.

     The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationship with Abgenix, to information about Abgenix.

     (b) There were no underwritten offerings employed in connection with any of the transactions set forth in (a) above.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 1998, we closed an initial public offering of 2,875,000 shares of common stock at a per share price of $8.00 pursuant to a registration statement on Form S-1 (registration no. 333-49415), which was declared effective on July 2, 1998. Our managing underwriters for the offering were BancAmerica Robertson Stephens (now BancBoston Robertson Stephens Inc.) and Lehman Brothers Inc. Of the $23,000,000 in gross proceeds raised in connection with the offering, we paid (i) $1,610,000 to the managing underwriters in connection with underwriting discounts and (ii) approximately $1,359,000 for expenses, including legal, printing and filing fees, in connection with the offering. Of the remaining net proceeds, we have reserved $3,750,000 for payment of the cross-license and settlement with GenPharm. There were no direct or indirect payments to our directors or officers or to any other person or entity. We have not used any of the proceeds from this offering for the construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. We have invested these remaining net proceeds in highly liquid instruments, such as commercial paper and U.S. Government obligations, with an average maturity of twelve months or less. We may use a portion of those net proceeds for the acquisition of businesses, products and technologies that complement ours. During the six months ended December 31, 1998, we spent approximately $8.7 million of the net proceeds on research and development activities.

     In March 1999, we closed a public offering of 3,000,000 shares of common stock at a per share price of $15.00 pursuant to a registration statement on Form S-1 (registration no. 333-71289), which was declared effective on March 3, 1999. Our managing underwriters for the offering were BancBoston Robertson Stephens Inc., Lehman Brothers Inc. and Pacific Growth Equities, Inc. Of the $45,000,000 in gross proceeds raised in the offering, we paid (i) $2,700,000 to the managing underwriters for underwriting discounts and commissions and (ii) approximately $500,000 for expenses, including legal, printing and filing fees, in connection with the offering. We intend to use the net proceeds of the offering for research and development including clinical trials and preclinical testing of our product candidates, and for working capital and general corporate purposes. The amounts spent for each purpose may vary significantly, depending on the progress of our product development efforts, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations of the commercial potential of our product candidates, status of competitive products, the rate at which operating losses are incurred, the receipt of funding from collaborative partners and other factors, many of which are beyond our control. We may also use some of the proceeds to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of this offering will be invested in short-term, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     You should read the following selected financial data in conjunction with our Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1996, 1997, and 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from our Financial Statements that are included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 1996 and the statement of operations data for the years ended December 31, 1994 and 1995 are derived from our Financial Statements that are not included in this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                            1994      1995        1996          1997         1998
                                           -------   -------   -----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues:
  Revenue under collaborative agreements
     from related parties................  $ 6,200   $ 6,200   $     4,719   $    1,343   $    1,344
  Contract revenue.......................       --        --            --          611        2,498
                                           -------   -------   -----------   ----------   ----------
          Total revenues(1)..............    6,200     6,200         4,719        1,954        3,842
Operating expenses:
  Research and development...............    7,921    11,879         9,433       11,405       17,588
  General and administrative.............    1,955     2,603         2,565        3,525        3,405
  Charge for cross-license and
     settlement -- amount allocated from
     Cell Genesys(2).....................       --        --            --       11,250           --
  Equity in losses from the Xenotech
     joint venture (charge for
     cross-license and settlement in
     1997)(2)............................       --        --            --       11,250          107
                                           -------   -------   -----------   ----------   ----------
          Total operating expenses.......    9,876    14,482        11,998       37,430       21,100
                                           -------   -------   -----------   ----------   ----------
Operating loss...........................   (3,676)   (8,282)       (7,279)     (35,476)     (17,258)
Interest income (expense), net...........       --        --           179         (404)         431
                                           -------   -------   -----------   ----------   ----------
Net loss.................................  $(3,676)  $(8,282)  $    (7,100)  $  (35,880)  $  (16,827)
                                           =======   =======   ===========   ==========   ==========
Net loss per share(3)....................                      $(46,710.53)  $(1,032.70)  $    (3.00)
                                                               ===========   ==========   ==========
Shares used in computing net loss per
  share(3)...............................                              152       34,744    5,602,963

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........  $ 10,172    $ 15,321    $ 16,744
Working capital............................................     5,564       6,637      13,101
Total assets...............................................    14,357      22,084      24,220
Long-term debt, less current portion.......................     1,757       3,979       2,180
Redeemable convertible preferred stock(4)..................    10,150      31,189          --
Accumulated deficit........................................   (16,594)    (52,474)    (69,301)
Total stockholders' equity (net capital deficiency)........    (2,316)    (22,318)     16,959

---------------
(1) Our statement of operations includes our revenues and expenses as a business unit within Cell Genesys prior to July 15, 1996. During the years ended December 31, 1994, 1995 and 1996, our revenues were derived principally from Xenotech for the development of XenoMouse technology, which was essentially completed in 1996.

(2) In 1997, we incurred a non-recurring charge for cross-license and settlement of $22.5 million. This amount represents an allocation from Cell Genesys of $11.25 million and an entry of $11.25 million to record the equity in the losses of Xenotech L.P., our equally owned joint venture with JT America, Inc. See Note 6 of Notes to our Financial Statements.

(3) Net loss per share data has not been presented prior to 1996 as there were no equity securities outstanding prior to that date.

(4) In connection with the initial public offering of our common stock in July 1998, each outstanding share of preferred stock was converted into one share of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under "Additional Factors that Might Affect Future Results" set forth in Item 1 of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     Our business and operations commenced in 1989 and were initially conducted as a business unit of Cell Genesys. On June 24, 1996, we were incorporated and subsequently on July 15, 1996 were organized pursuant to a stock purchase and transfer agreement with Cell Genesys. The agreement sets forth the terms and conditions for the transfer of the antibody business unit within Cell Genesys to us. Our accompanying financial statements include our operations since July 15, 1996, and the revenues and expenses of the Abgenix business unit within Cell Genesys prior to July 15, 1996. The statements of cash flows do not reflect the carve out balances before July 15, 1996, as such information would not be meaningful. Prior to July 15, 1996, specifically identified revenues and expenses such as research and development attributable to the antibody business unit were allocated to us from Cell Genesys. General and administrative expenses were allocated based on our research and development expenses as a percentage of Cell Genesys' total research and development expenses. From July 16, 1996 to July 31, 1997, Cell Genesys performed certain general and administrative functions on our behalf. As of December 31, 1998, Cell Genesys beneficially owned 30.2% of our outstanding capital stock.

OVERVIEW

     We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, and cancer. We have developed XenoMouse technology, a proprietary technology which we believe enables quick generation of high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to commercialize either through corporate collaborations or internal product development programs.

     We have established collaborative arrangements to use XenoMouse technology to produce fully human antibodies with eight companies covering at least 11 antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, transplant rejection, cardiovascular disease and growth factor modulation. Our collaborative partners include Cell Genesys, Pfizer, Schering-Plough, Genentech, Millennium BioTherapeutics, Research Corporation Technologies, Centocor and AVI BioPharma. Among our eight collaborative partners, Pfizer, Genentech and Millennium BioTherapeutics have each entered into additional collaborations with us specifying additional antigens for XenoMouse antibody development. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaboration arrangements vary, reflecting the value we add to the development of any particular product candidate. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we may immunize the mice with the collaborative partner's antigen target for additional compensation. As an extension of this concept, we may grant multi-antigen research licenses to select collaborative partners, allowing them to incorporate XenoMouse technology into early stages of their antibody product research efforts without specifically knowing the antigens that they intend to target for XenoMouse antibody generation. These collaborative partners will need to execute product licenses for any antibody product they wish to develop and commercialize.

     The financial terms of our existing collaborations typically include upfront payments, potential license fees and milestone payments paid to us by the collaborative partner. Based on our collaborative agreements entered into, these payments and fees may approximate $8.0 million per antigen target assuming our collaborative partner takes the antibody product candidate to commercialization. In certain instances, the collaborative partner could make reimbursement payments to us for research that we conduct on its behalf. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the collaborative partner. Furthermore, the collaborative partner will be responsible for worldwide manufacturing, product development and marketing of any product developed through the collaboration.

     Our dependence on collaborative and licensing arrangements with third parties subjects us to a number of risks. Agreements with collaborative partners typically allow them significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates. Even if we fulfill our obligations under a collaborative agreement, the collaborative partner can terminate the agreement at any time following proper written notice. If any collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially adversely affected.

     We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We recently completed a multi-center confirmatory Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease. Our other three product candidates were generated using XenoMouse technology. We completed a Phase I clinical trial for our fully human antibody product candidate in psoriasis, ABX-IL8, and began a Phase I/II clinical trial in November 1998. In addition, we entered a Phase I clinical trial for ABX-IL8 in rheumatoid arthritis in January 1999. We are in preclinical development with two other fully human antibody product candidates: ABX-EGF for use in the treatment of cancer; and ABX-RB2 for use in the treatment of chronic immunological disorders. We expect to initiate Phase I clinical trials with ABX-EGF in mid-1999.

     In January 1999, we entered into a multi-antigen research license and option agreement with Genentech. Under the agreement, we granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets. Included in the ten are two previously identified antigen targets under previous collaboration arrangements with Genentech. We believe that this license will allow Genentech to integrate the use of XenoMouse technology much earlier in its research and development efforts, allowing a more complete realization of the advantages of XenoMouse technology. We plan to pursue similar multi-antigen research licenses with new or existing collaborative partners.

     In February 1999, we reported the preliminary results of our multi-center confirmatory Phase II clinical trial for ABX-CBL in graft versus host disease. This trial supports the safety and efficacy data seen in previously published clinical trials conducted by third parties. The trial was conducted at nine sites on 27 patients. Data from 23 of the 27 patients was evaluated for efficacy at four dosing levels. A response rate of 73% was reported among the 15 patients in the three highest dose groups. The remaining eight patients reported a 25% response at the lowest dose. We believe the treatment was safe and well tolerated except for temporary muscle pain. We will submit the complete report to the FDA and, if approved, expect to commence a pivotal Phase III clinical trial for ABX-CBL in mid-1999.

     In 1991, Cell Genesys and JT America formed Xenotech, an equally owned joint venture, to develop XenoMouse technology and to commercialize products generated from XenoMouse technology. Upon the organization of Abgenix, Cell Genesys assigned its rights in Xenotech to Abgenix. Xenotech funds its research and development activities through capital contributions from Abgenix and JT America, and Abgenix is obligated to fund 50% of all Xenotech expenses. During 1995, 1996 and 1997, Abgenix derived revenues principally from performing research for Xenotech for the continued development of XenoMouse technology.

During this three-year period, Abgenix recognized aggregate revenues from Xenotech research in the approximate amount of $12.3 million. The development of XenoMouse technology was substantially completed in 1996 with modest ongoing research activities in 1997 and 1998. Therefore, Abgenix does not expect to recognize significant revenues from research performed on behalf of Xenotech in the future. Abgenix accounts for its investment in Xenotech under the equity method of accounting.

     Since inception, we have funded our research and development activities primarily through:

     - contributions from Cell Genesys;

     - revenues from collaborative arrangements;

     - private placements of preferred stock;

     - our initial public offering of common stock in July 1998 resulting in net proceeds of $20.1 million; and

     - equipment leaseline financings and loan facilities.

     We have incurred operating losses in each of the last three years of operation, including net losses of approximately $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998. As of December 31, 1998, we had an accumulated deficit of approximately $69.3 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, from the non-recurring cross-license and settlement charge (described in the next paragraph) and from general and administrative costs associated with our operations. We expect to incur additional operating losses until at least the year 2000 as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

     In 1994, Cell Genesys and GenPharm and, beginning in 1996, Abgenix, became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing fully human antibodies. Rather than endure the cost and business interruption of protracted litigation, in March 1997, Cell Genesys, along with Abgenix, Xenotech and Japan Tobacco, signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, Abgenix has licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies. We use our XenoMouse technology to generate fully human antibody products and have not licensed the use of, and do not use, any transgenic rodents developed or used by GenPharm. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm due September 30, 1998 for $15.0 million payable by Cell Genesys and convertible into shares of Cell Genesys common stock. Of this note, approximately $3.8 million satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved by GenPharm, and Xenotech was obligated to pay $7.5 million for each milestone. Xenotech paid $7.5 million to satisfy the first milestone and has recorded a payable to GenPharm for the remaining $7.5 million. We recorded a liability of approximately $3.8 million in our balance sheet representing our equal share of the Xenotech obligation. The obligation was paid in November 1998. No additional payments will accrue under this agreement. We have recognized, as a non-recurring charge for cross-license and settlement, a total of $22.5 million. We concluded that the cost of the cross-license and settlement agreement was properly expensed under Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" because the cross-license received by us from GenPharm is non-exclusive and has no alternative future uses for us. We also concluded that the $11.3 million was properly allocated from Cell Genesys because it related to the technology Cell Genesys contributed to Abgenix upon our organization. We do not have any future financial obligations under the cross-license and settlement agreement.

     In connection with the grant of stock options since our organization on July 15, 1996, we have recorded aggregate deferred compensation of approximately $2.3 million through December 31, 1998, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $528,000 and $598,000 in the years ended December 31, 1997, and 1998, respectively.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     During 1996, 1997 and 1998, we derived revenues principally from performing research for Xenotech and from our XenoMouse technology collaborations. Revenues from the joint venture are recognized when earned, net of our cash contributions to Xenotech, under the terms of the related agreements. Research and development funding received in advance under these agreements is recorded as deferred revenue. Revenues from the achievement of milestone events are recognized when the milestones have been achieved. Revenues from Xenotech decreased from $4.7 million in 1996 to $1.3 million in 1997 and to $1.3 million in 1998. Revenues in 1997 decreased because Xenotech's research related to developing XenoMouse technology was essentially completed in 1996 with limited research activities in 1997 and 1998.

     Contract revenues of $611,000 in 1997 consisted principally of nonrefundable signing fees paid in connection with the execution of collaborative agreements. Contract revenues of $2.5 million in 1998 consisted principally of nonrefundable signing fees and fees paid for the achievement of research milestones under collaborative agreements. No future obligations exist for such fees.

     Research and development expenses increased from $9.4 million in 1996 to $11.4 million in 1997 and $17.6 million in 1998. The increase in research and development expenses reflected increased expenses primarily for the manufacture of antibody products in connection with the preparation for the initiation of clinical trials of two of our antibody product candidates under development, ABX-CBL and ABX-IL8, in addition to the expenses of conducting these trials. We anticipate that research and development expenses will increase in future periods as we expand research and development efforts and clinical trials.

     General and administrative expenses increased from $2.6 million in 1996 to $3.5 million in 1997 and decreased to $3.4 million in 1998. The increase in 1997 was primarily attributable to increased personnel levels associated with the expansion of our operations, increased professional services expenses associated with negotiation of Abgenix's collaborative arrangements and increased costs associated with moving to our current facilities.

     The aggregate non-recurring charge for cross-license and settlement of $22.5 million in 1997 resulted from the execution of the comprehensive patent cross-license and settlement agreement with GenPharm. See "Overview" and Note 6 of Notes to Abgenix's Financial Statements.

     Other income and expenses consist of interest income from cash, cash equivalents and short-term investments and interest expense incurred in connection with our equipment leaseline financing and loan facilities. Interest income increased in 1997 and 1998 due to higher average balances of short-term investments and interest expense declined in 1998 due to lower average balances of debt. Interest expense increased from 1996 to 1997 as a result of the increased debt balances from our equipment leaseline financing and loan facilities entered into in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since formation, we have financed our operations primarily through capital contributions by, and borrowings from Cell Genesys, revenue from collaborative arrangements, private placements of preferred stock, an initial public offering of common stock and equipment leaseline financings and loan facilities. Through December 31, 1998, we received net cash of $75.8 million from financing activities, consisting principally of approximately $14.3 million from contributions by Cell Genesys, $31.1 million from private placements of preferred stock, $20.1 million from our initial public offering in July 1998, $4.3 million from construction financing, $2.0 million in lease financing, and $4.0 million borrowed from Cell Genesys and converted to preferred stock. Cell Genesys is not obligated to provide any future funding to us. In January 1999, we received $8.0 million from the sale of 495,356 shares of our common stock to Genentech.

     Our net cash used in operating activities was $2.2 million in 1996, $10.2 million in 1997 and $20.0 million in 1998. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

     As of December 31, 1998, we had cash, cash equivalents and short-term investments of $16.7 million. We have invested the net proceeds of our initial public offering in short-term, interest-bearing, investment grade securities. We have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. We also have a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (8.75% at December 31, 1998). As of December 31, 1998, no further borrowings were available under the construction financing line. We believe our existing capital resources together with cash generated from collaborative arrangements will be sufficient to fund our operations at least through fiscal year 1999.

     We plan to continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. We may be required to expend substantial funds if unforeseen difficulties arise in the course of completing required additional development of product candidates, manufacturing of product candidates, performing preclinical testing and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of our business. Our future liquidity and capital requirements will depend on many factors, including:

     - continued scientific progress in our research and development programs;

     - size and complexity of these programs;

     - scope and results of preclinical testing and clinical trials;

     - time and expense involved in obtaining regulatory approvals;

     - competing technological and market developments;

     - establishment of further collaborative arrangements;

     - maintaining current collaborations;

     - time and expense of filing and prosecuting patent applications and enforcing patent claims;

     - cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements;

     - product in-licensing; and

     - other factors not within our control.

We believe that the net proceeds from our sale of 3,000,000 shares of common stock to the public at a public offering price of $15.00 per share in March 1999, together with our current cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may have a material adverse effect on our business, financial condition and results of operations.

     As of December 31, 1998 we had federal net operating loss carryforwards of approximately $36.5 million. Our net operating loss carryforwards exclude losses incurred prior to the organization of Abgenix in July 1996. Further, the amounts associated with the cross-license and settlement that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately fifteen years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2018, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive supplies from our vendors, or operate our accounting and other internal systems.

     Our plan to resolve the Year 2000 Issue is based on a recently completed assessment of our exposure. All of our time-sensitive software is widely used and purchased from major vendors, all of whom have announced that their software is either currently Year 2000-compliant or will be made so with upgrades before the end of 1999. We have already purchased the Year 2000-compliant upgrade of our accounting system. We will be testing each of our 60 personal computers and will replace or repair those that are non-compliant. In addition, we will be gathering information about the Year 2000 compliance status of third parties with whom we have significant relationships to determine the extent to which our operations are vulnerable to these third parties' failure to solve their own Year 2000 issue. None of our systems interface with those of third parties.

     Upgrading the accounting system was already planned in order to acquire the benefits of its improved features, and was not accelerated by the Year 2000 Issue. We believe that the total cost of our compliance with the Year 2000 Issue will be less than $50,000.

     We believe we have an effective program in place to resolve the Year 2000 Issue in a timely manner. However, should our software vendors be unable to address the Year 2000 compliance of their products, or should our suppliers' operations be disrupted by the Year 2000 Issue, then our ability to serve our collaborative partners and develop products may be materially and adversely impacted. Our contingency plans for minimizing the impact include increasing supplies of materials used in clinical trials, establishing accounts with alternative vendors, and temporarily employing manual accounting systems until alternative systems can be installed.

RECENT ACCOUNTING PRONOUNCEMENTS

     We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on the review, we believe that none of these pronouncements will have a significant effect on current or future earnings, operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in Item 14 of Part IV of this Annual Report on Form 10-K and is incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Proposal One: Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Record Date and Share Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a) The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ABGENIX, INC., FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors...........  F-1
Balance Sheets..............................................  F-2
Statements of Operations....................................  F-3
Statement of Changes in Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Net Capital Deficiency)...  F-4
Statements of Cash Flows....................................  F-5
Notes to Financial Statements...............................  F-6
XENOTECH, LP, FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors...........  F-20
Balance Sheets..............................................  F-21
Statements of Operations....................................  F-22
Statement of Partners' Capital..............................  F-23
Statements of Cash Flows....................................  F-24
Notes to Financial Statements...............................  F-25

     2. FINANCIAL STATEMENT SCHEDULES.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. EXHIBITS (in accordance with Item 601 of Regulation S-K).

    3.1(1)        Amended and Restated Certificate of Incorporation of
                  Abgenix, as currently in effect.
    3.2(1)        Amended and Restated Bylaws of Abgenix, as currently in
                  effect.
    4.1(1)        Specimen Common Stock Certificate.
    10.1(1)       Form of Indemnification Agreement between Abgenix and each of its directors and officers.
    10.2(1)       1996 Incentive Stock Plan and form of agreement thereunder.
    10.3(1)       1998 Employee Stock Purchase Plan and form of agreement
                  thereunder.
    10.4(1)       1998 Director Option Plan and form of agreement thereunder.
    10.5(1)       Warrant dated January 23, 1997 exercisable for shares of
                  Series A Preferred Stock.
    10.6(1)       Warrant dated March 27, 1997 exercisable for shares of
                  Series A Preferred Stock.
    10.7(3)       Joint Venture Agreement dated June 12, 1991 between Cell
                  Genesys and JT Immunotech USA Inc.
    10.7A(6)      Amendment No. 1 dated January 1, 1994 to Joint Venture
                  Agreement.
    10.7B(9)      Amendment No. 2 dated June 28, 1996 to Joint Venture
                  Agreement.
    10.8(3)       Collaboration Agreement dated June 12, 1991 among Cell
                  Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
    10.8A(5)      Amendment No. 1 dated June 30, 1993 to Collaboration
                  Agreement.
    10.8B(13)     Amendment No. 2 dated January 1, 1994 to Collaboration
                  Agreement.
    10.8C(7)      Amendment No. 3 dated July 1, 1995 to Collaboration
                  Agreement.
    10.8D(9)      Amendment No. 4 dated June 28, 1996 to Collaboration
                  Agreement.
    10.8E(2)      Amendment No. 5 dated November 1997 to Collaboration
                  Agreement.
    10.9(3)       Limited Partnership Agreement dated June 12, 1991 among Cell
                  Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
    10.9A(6)      Amendment No. 2 dated January 1, 1994 to Limited Partnership
                  Agreement.
    10.9B(8)      Amendment No. 3 dated July 1, 1995 to Limited Partnership
                  Agreement.
    10.9C(10)     Amendment No. 4 dated June 28, 1996 to Limited Partnership
                  Agreement.
    10.10(4)      Field License dated June 12, 1991 among Cell Genesys, JT
                  Immunotech USA Inc. and Xenotech, L.P.
    10.10A(10)    Amendment No. 1 dated March 22, 1996 to Field License.
    10.10B(10)    Amendment No. 2 dated June 28, 1996 to Field License.
    10.11(3)      Expanded Field License dated June 12, 1991 among Cell
                  Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
    10.11A(10)    Amendment No. 1 dated June 28, 1996 to Expanded Field
                  License.
    10.12(2)      Amended and Restated Anti-IL-8 License Agreement dated March
                  19, 1996 among Xenotech, L.P., Cell Genesys and Japan
                  Tobacco Inc.
    10.13(9)      Master Research License and Option Agreement dated June 28,
                  1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech,
                  L.P.
    10.13A(2)     Amendment No. 1 dated November 1997 to the Master Research
                  License and Option Agreement.

    10.14(2)      Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and Abgenix.
    10.15(1)      Governance Agreement dated July 15, 1996 between Cell
                  Genesys and Abgenix.
    10.15A(1)     Amendment No. 1 dated October 13, 1997 to the Governance
                  Agreement.
    10.15B(1)     Amendment No. 2 dated December 22, 1997 to the Governance
                  Agreement.
    10.16(1)      Tax Sharing Agreement dated July 15, 1996 between Cell
                  Genesys and Abgenix.
    10.17(2)      Gene Therapy Rights Agreement effective as of November 1,
                  1997 between Abgenix and Cell Genesys.
    10.18(2)      Patent Assignment Agreement dated July 15, 1996 by Cell
                  Genesys in favor of Abgenix.
    10.19(11)     Lease Agreement dated July 31, 1996 between John Arrillaga,
                  Trustee, or his Successor Trustee, UTA dated 7/20/77
                  (Arrillaga Family Trust) as amended, and Richard T. Peery,
                  Trustee, or his Successor Trustee, UTA dated 7/20/77
                  (Richard T. Peery Separate Property Trust) as amended, and
                  Abgenix.
    10.20(1)      Loan and Security Agreement dated January 23, 1997 between
                  Silicon Valley Bank and Abgenix.
    10.21(1)      Master Lease Agreement dated March 27, 1997 between
                  Transamerica Business Credit Corporation and Abgenix.
    10.22(2)      License Agreement dated February 1, 1997 between Ronald J.
                  Billing, Ph.D. and Abgenix.
    10.23(12)     Release and Settlement Agreement dated March 26, 1997 among
                  Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc.
                  and GenPharm International, Inc.
    10.24(12)     Cross License Agreement effective as of March 26, 1997,
                  among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco
                  Inc. and GenPharm International, Inc.
    10.25(12)     Interference Settlement Procedure Agreement, effective as of
                  March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P.,
                  Japan Tobacco Inc. and GenPharm International, Inc.
    10.26(2)      Agreement dated March 26, 1997 among Xenotech, L.P.,
                  Xenotech, Inc., Cell Genesys, Abgenix, Japan Tobacco Inc.
                  and JT Immunotech USA Inc.
    10.27(2)      Collaborative Research Agreement dated December 22, 1997
                  between Pfizer, Inc. and Abgenix.
    10.27A(16)    Amendment No. 1 dated May 26, 1998 to Collaborative Research
                  Agreement between Abgenix and Pfizer, Inc.
    10.27B(16)    Amendment No. 2 dated October 22, 1998 to Collaborative
                  Research Agreement between Abgenix and Pfizer, Inc.
    10.28(1)      Amended and Restated Stockholder Rights Agreement dated
                  January 12, 1998 among Abgenix and certain holders of
                  Abgenix's capital stock.
    10.29(2)      Collaborative Research Agreement effective as of January 28,
                  1998 between Schering-Plough Research Institute and Abgenix.
    10.29A(18)    Amendment No. 2 effective as of January 28, 1999 to
                  Collaborative Research Agreement between Schering-Plough
                  Research Institute and Abgenix.

    10.29B(18)    Amendment No. 3 effective as of February 12, 1999 to the
                  Collaborative Research Agreement between Schering-Plough
                  Research Institute and Abgenix.
    10.30(1)      Excerpts from the Minutes of a Meeting of the Board of
                  Directors of Abgenix, dated October 23, 1996.
    10.31(1)      Excerpts from the Minutes of a Meeting of the Board of
                  Directors of Abgenix, dated October 22, 1997.

    10.32(2)      Exclusive Worldwide Product License dated November 1997
                  between Xenotech, L.P. and Abgenix.
    10.33(2)      Research License and Option Agreement effective as of April
                  6, 1998 between Abgenix and Genentech, Inc.
    10.33A(2)     Amendment No. 1 effective as of June 18, 1998 to Research
                  License and Option Agreement between Abgenix and Genentech,
                  Inc.
    10.34(14)     Research Collaboration Agreement dated July 15, 1998 between
                  Millennium BioTherapeutics, Inc. and Abgenix.
    10.35(16)     Research Collaboration Agreement dated September 29, 1998
                  between Millennium BioTherapeutics, Inc. and Abgenix.
    10.35A(17)    Amendment No. 1 effective as of November 29, 1998 to the
                  Research Collaboration Agreement between Millennium
                  BioTherapeutics, Inc. and Abgenix.
    10.36(16)     Research License and Option Agreement dated October 30, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
    10.37(18)     Research Collaboration Agreement dated December 22, 1998
                  between Centocor, Inc. and Abgenix.
    10.38(16)     Memorandum of Understanding between Research Corporation
                  Technologies, Inc. and Abgenix.
    10.39(15)     Registration Rights Agreement dated November 18, 1998
                  between certain holders of Abgenix capital stock and
                  Abgenix.
    10.40(16)     Research License and Option Agreement dated January 4, 1999 between AVI BioPharma, Inc. and Abgenix.
    10.41(19)     Registration Rights Agreement dated January 27, 1999 between
                  Genentech and Abgenix.
    10.42(18)     Multi-Antigen Research License and Option Agreement dated
                  January 27, 1999 between Genentech and Abgenix.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1          Power of Attorney (See page 53).

---------------
 (1) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415).

 (2) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415), portions of which have been granted confidential treatment.

 (3) Incorporated by reference to the same exhibit filed with Cell Genesys' Registration Statement on Form S-1 (File No. 33-46452), portions of which have been granted confidential treatment.

 (4) Incorporated by reference to the same exhibit filed with Cell Genesys' Registration Statement on Form S-1 (File No. 33-46452).

 (5) Incorporated by reference to the same exhibit filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, portions of which have been granted confidential treatment.

 (6) Incorporated by reference to the same exhibit filed with Cell Genesys' Annual Report on Form 10-K for the year ended December 31, 1993, portions of which have been granted confidential treatment.

 (7) Incorporated by reference to the same exhibit filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, portions of which have been granted confidential treatment.

 (8) Incorporated by reference to the same exhibit filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (9) Incorporated by reference to the same exhibit filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, portions of which have been granted confidential treatment.

(10) Incorporated by reference to the same exhibit filed with Cell Genesys' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(11) Incorporated by reference to the same exhibit filed with Cell Genesys' Quarterly report on Form 10-Q for the quarter ended September 30, 1996.

(12) Incorporated by reference to the same exhibit filed with Cell Genesys' Annual Report on Form 10-K for the year ended December 31, 1996, as amended, portions of which have been granted confidential treatment.

(13) Incorporated by reference to the same exhibit filed with Cell Genesys' Annual Report on Form 10-K for the year ended December 31, 1993.

(14) Incorporated by reference to the same exhibit filed with Abgenix's Current Report on Form 8-K filed with the Commission on July 17, 1998, portions of which have been granted confidential treatment.

(15) Incorporated by reference to the same exhibit filed with Abgenix's Current Report on Form 8-K filed with the Commission on November 24, 1998.

(16) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-70631), portions of which have been granted confidential treatment.

(17) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-70631).

(18) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-71289), portions of which have been granted confidential treatment.

(19) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-71289).

(b) Reports on Form 8-K.

     A Current Report on Form 8-K, filed November 24, 1998, reported that Cell Genesys, Inc. sold approximately 1.1 million shares of Abgenix common stock to Zesiger Capital Group, LLC in a private placement transaction and that Abgenix agreed to register such shares for public re-sale.

(c) Exhibits.

     See Item 14(a)3 above.

(d) Financial Statement Schedule.

     See Item 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Abgenix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 17th day of March, 1999.

                                          ABGENIX, INC.

                                          By: /s/ R. SCOTT GREER
                                            ------------------------------------
                                            R. Scott Greer
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints R. Scott Greer and Kurt W. Leutzinger, and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                           DATE
              ---------                                    -----                           ----
         /s/ R. SCOTT GREER            President, Chief Executive Officer and         March 17, 1999
------------------------------------   Director (Principal Executive Officer)
           R. Scott Greer

       /s/ KURT W. LEUTZINGER          Vice President, Finance and Chief Financial    March 17, 1999
------------------------------------   Officer (Principal Financial and Accounting
         Kurt W. Leutzinger            Officer)

       /s/ STEPHEN A. SHERWIN          Chairman of the Board                          March 17, 1999
------------------------------------
      Stephen A. Sherwin, M.D.

       /s/ M. KATHLEEN BEHRENS         Director                                       March 17, 1999
------------------------------------
     M. Kathleen Behrens, Ph.D.

      /s/ RAJU S. KUCHERLAPATI         Director                                       March 17, 1999
------------------------------------
     Raju S. Kucherlapati, Ph.D.

          /s/ MARK B. LOGAN            Director                                       March 17, 1999
------------------------------------
            Mark B. Logan

        /s/ JOSEPH E. MAROUN           Director                                       March 17, 1999
------------------------------------
          Joseph E. Maroun

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Abgenix, Inc.

     We have audited the accompanying balance sheets of Abgenix, Inc. as of December 31, 1997 and 1998, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abgenix, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 22, 1999

                                 ABGENIX, INC.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  4,617    $  1,415
  Short-term investments....................................    10,704      15,329
  Prepaid expenses and other current assets.................       550       1,438
                                                              --------    --------
          Total current assets..............................    15,871      18,182
Property and equipment, net.................................     5,776       5,435
Deposits and other assets...................................       437         603
                                                              --------    --------
                                                              $ 22,084    $ 24,220
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Short-term payable to related party.......................  $    212    $     45
  Payable to Xenotech for cross-license and settlement
     obligation.............................................     3,750          --
  Accounts payable..........................................       426         394
  Deferred revenue..........................................        --         425
  Accrued stock issuance costs..............................     1,200          --
  Accrued product development costs.........................       743       1,225
  Other accrued liabilities.................................     1,257       1,293
  Current portion of long-term debt.........................     1,646       1,699
                                                              --------    --------
          Total current liabilities.........................     9,234       5,081
Long-term debt..............................................     3,979       2,180
Commitments
Redeemable convertible preferred stock, $0.0001 par value;
  20,000,000 shares authorized, 7,263,209 shares issued and
  outstanding at December 31, 1997, and no shares issued and
  outstanding at December 31, 1998; at amount paid in.......    31,189          --
Redeemable convertible preferred stock subscription
  receivable................................................    (2,737)         --
Redeemable convertible preferred stock issuable.............     2,737          --
Stockholders' equity (net capital deficiency):
  Preferred stock, $0.0001 par value; 5,000,000 shares
     authorized; none issued and outstanding at December 31,
     1997 and 1998, respectively............................        --          --
  Common stock, $0.0001 par value; 50,000,000 shares
     authorized, 233,542 and 11,120,293 shares issued and
     outstanding at December 31, 1997 and 1998,
     respectively, at amount paid in........................       351      55,842
  Contributions from parent.................................    29,277      29,277
  Additional paid-in capital................................     1,776       2,311
  Deferred compensation.....................................    (1,248)     (1,170)
  Accumulated deficit.......................................   (52,474)    (69,301)
                                                              --------    --------
          Total stockholders' equity (net capital
            deficiency).....................................   (22,318)     16,959
                                                              ========    ========
                                                              $ 22,084    $ 24,220
                                                              ========    ========

                            See accompanying notes.

                                 ABGENIX, INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1996           1997          1998
                                                        -----------    ----------    ----------
Revenues:
  Revenue under collaborative agreements from related
     parties (net of related contributions to Xenotech
     of $3,866, $897 and $304 for the years ended
     December 31, 1996, 1997 and 1998,
     respectively)....................................  $     4,719    $    1,343    $    1,344
  Contract revenue....................................           --           611         2,498
                                                        -----------    ----------    ----------
          Total revenues..............................        4,719         1,954         3,842
Operating expenses:
  Research and development............................        9,433        11,405        17,588
  General and administrative..........................        2,565         3,525         3,405
  Charge for cross-license and settlement amount
     allocated from Cell Genesys......................           --        11,250            --
  Equity in losses from the Xenotech joint venture
     (excluding contributions) (charge for
     cross-license settlement in 1997)................           --        11,250           107
                                                        -----------    ----------    ----------
          Total operating expenses....................       11,998        37,430        21,100
                                                        -----------    ----------    ----------
Operating loss........................................       (7,279)      (35,476)      (17,258)
Other income and expenses:
  Interest income.....................................          203           307           961
  Interest expense....................................          (24)         (711)         (530)
                                                        ===========    ==========    ==========
Net loss..............................................  $    (7,100)   $  (35,880)   $  (16,827)
                                                        ===========    ==========    ==========
Net loss per share....................................  $(46,710.53)   $(1,032.70)   $    (3.00)
                                                        ===========    ==========    ==========
Shares used in computing net loss per share...........          152        34,744     5,602,963
                                                        ===========    ==========    ==========

                            See accompanying notes.

                                 ABGENIX, INC.

       STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                        REDEEMABLE                  -----------------------
                                                       CONVERTIBLE    REDEEMABLE
                                         REDEEMABLE     PREFERRED     CONVERTIBLE
                                         CONVERTIBLE      STOCK        PREFERRED              CONTRIBUTIONS
                                          PREFERRED    SUBSCRIPTION      STOCK      COMMON        FROM
                                            STOCK       RECEIVABLE     ISSUABLE      STOCK       PARENT
                                         -----------   ------------   -----------   -------   -------------
Balance at December 31, 1995...........   $     --       $    --        $    --     $   --       $ 9,494
 Contributions from parent.............         --            --             --         --         4,783
 Issuance of 3,750,000 shares of series
   A redeemable convertible preferred
   stock to parent for $10,000 cash and
   assignment of employee notes
   totaling $150.......................     10,150            --             --         --            --
 Issuance of 1,192 shares of common
   stock upon exercise of stock
   options.............................         --            --             --          1            --
 Net loss..............................         --            --             --         --            --
                                          --------       -------        -------     -------      -------
Balance at December 31, 1996...........     10,150            --             --          1        14,277
Contributions from parent..............         --            --             --         --        15,000
 Issuance of 2,846,542 shares of series
   B redeemable convertible preferred
   stock at $6.50 per share, net of
   issuance costs of $1,463............     17,039            --             --         --            --
 Conversion of note payable to parent
   into 666,667 shares of series A
   redeemable convertible preferred
   stock...............................      4,000            --             --         --            --
 Stock subscription to purchase 421,143
   shares of series B redeemable
   convertible preferred stock at $6.50
   per share...........................         --        (2,737)         2,737         --            --
 Issuance of 232,350 shares of common
   stock upon exercise of stock options
   and stock purchase rights...........         --            --             --        350            --
 Deferred compensation for stock
   options issued below deemed fair
   value...............................         --            --             --         --            --
 Amortization of deferred
   compensation........................         --            --             --         --            --
 Net loss..............................         --            --             --         --            --
                                          --------       -------        -------     -------      -------
Balance at December 31, 1997...........     31,189        (2,737)         2,737        351        29,277
 Issuance of 160,000 shares of series C
   redeemable convertible preferred
   stock at $8.00 per share............      1,280            --             --         --            --
 Issuance of 421,143 shares of series B
   redeemable convertible preferred
   stock at $6.50 per share (net of
   issuance costs of $81)..............      2,656         2,737         (2,737)        --            --
 Conversion of 7,844,352 shares of
   series A, series B and series C
   redeemable convertible preferred
   stock to common stock...............    (35,125)           --             --     35,125            --
 Issuance of 2,875,000 shares of common
   stock at $8.00 per share upon
   initial public offering (net of
   issuance costs of $2,860)...........         --            --             --     20,140            --
 Issuance of 153,268 shares of common
   stock upon exercise of stock
   options.............................         --            --             --        130            --
 Issuance of 14,130 shares of common
   stock at $6.80 per share pursuant to
   the employee stock purchase plan....         --            --             --         96            --
 Deferred compensation related to grant
   of certain stock options below
   deemed fair value...................         --            --             --         --            --
 Amortization of deferred
   compensation........................         --            --             --         --            --
 Compensation related to grant of stock
   options to consultants..............         --            --             --         --            --
 Net loss..............................         --            --             --         --            --
                                          --------       -------        -------     -------      -------
Balance at December 31, 1998...........   $     --       $    --        $    --     $55,842      $29,277
                                          ========       =======        =======     =======      =======

                                            STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                         -------------------------------------------------------
                                                                                       TOTAL
                                                                                   STOCKHOLDERS'
                                         ADDITIONAL                                 EQUITY (NET
                                          PAID-IN       DEFERRED     ACCUMULATED      CAPITAL
                                          CAPITAL     COMPENSATION     DEFICIT      DEFICIENCY)
                                         ----------   ------------   -----------   -------------
Balance at December 31, 1995...........    $   --       $    --       $ (9,494)      $     --
 Contributions from parent.............        --            --             --          4,783
 Issuance of 3,750,000 shares of series
   A redeemable convertible preferred
   stock to parent for $10,000 cash and
   assignment of employee notes
   totaling $150.......................        --            --             --             --
 Issuance of 1,192 shares of common
   stock upon exercise of stock
   options.............................        --            --             --              1
 Net loss..............................        --            --         (7,100)        (7,100)
                                           ------       -------       --------       --------
Balance at December 31, 1996...........        --            --        (16,594)        (2,316)
Contributions from parent..............        --            --             --         15,000
 Issuance of 2,846,542 shares of series
   B redeemable convertible preferred
   stock at $6.50 per share, net of
   issuance costs of $1,463............        --            --             --             --
 Conversion of note payable to parent
   into 666,667 shares of series A
   redeemable convertible preferred
   stock...............................        --            --             --             --
 Stock subscription to purchase 421,143
   shares of series B redeemable
   convertible preferred stock at $6.50
   per share...........................        --            --             --             --
 Issuance of 232,350 shares of common
   stock upon exercise of stock options
   and stock purchase rights...........        --            --             --            350
 Deferred compensation for stock
   options issued below deemed fair
   value...............................     1,776        (1,776)            --             --
 Amortization of deferred
   compensation........................        --           528             --            528
 Net loss..............................        --            --        (35,880)       (35,880)
                                           ------       -------       --------       --------
Balance at December 31, 1997...........     1,776        (1,248)       (52,474)       (22,318)
 Issuance of 160,000 shares of series C
   redeemable convertible preferred
   stock at $8.00 per share............        --            --             --             --
 Issuance of 421,143 shares of series B
   redeemable convertible preferred
   stock at $6.50 per share (net of
   issuance costs of $81)..............        --            --             --             --
 Conversion of 7,844,352 shares of
   series A, series B and series C
   redeemable convertible preferred
   stock to common stock...............        --            --             --         35,125
 Issuance of 2,875,000 shares of common
   stock at $8.00 per share upon
   initial public offering (net of
   issuance costs of $2,860)...........        --            --             --         20,140
 Issuance of 153,268 shares of common
   stock upon exercise of stock
   options.............................        --            --             --            130
 Issuance of 14,130 shares of common
   stock at $6.80 per share pursuant to
   the employee stock purchase plan....        --            --             --             96
 Deferred compensation related to grant
   of certain stock options below
   deemed fair value...................       520          (520)            --             --
 Amortization of deferred
   compensation........................        --           598             --            598
 Compensation related to grant of stock
   options to consultants..............        15            --             --             15
 Net loss..............................        --            --        (16,827)       (16,827)
                                           ------       -------       --------       --------
Balance at December 31, 1998...........    $2,311       $(1,170)      $(69,301)      $ 16,959
                                           ======       =======       ========       ========

                            See accompanying notes.

                                 ABGENIX, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1997        1998
                                                              -------    --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(7,100)   $(35,880)   $(16,827)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Equity in losses of Xenotech (including the charge for
     cross-license and settlement in 1997)..................    3,866      12,147         411
  Depreciation and amortization.............................        8       1,489       1,715
  Charge for cross-license and settlement...................       --      11,250          --
  Changes for certain assets and liabilities:
     Prepaid expenses and other current assets..............      (58)       (392)       (888)
     Deposits and other assets..............................     (337)        (78)       (166)
     Short-term payable to related party....................      730          --        (167)
     Payable to Xenotech for cross-license and settlement
       obligation...........................................       --          --      (3,750)
     Accounts payable.......................................       --         426         (32)
     Deferred revenue.......................................      376        (376)        425
     Accrued stock issuance costs...........................       --       1,200      (1,200)
     Accrued product development costs......................       --         743         482
     Other accrued liabilities..............................      345        (704)         36
                                                              -------    --------    --------
Net cash used in operating activities.......................   (2,170)    (10,175)    (19,961)
                                                              -------    --------    --------
INVESTING ACTIVITIES
Purchases of short-term investments.........................   (2,982)    (15,505)    (24,868)
Sales of short-term investments.............................       --       7,783      20,243
Capital expenditures........................................     (334)     (1,075)       (697)
Contributions to Xenotech...................................   (3,864)     (4,647)       (475)
                                                              -------    --------    --------
Net cash used in investing activities.......................   (7,180)    (13,444)     (5,797)
                                                              -------    --------    --------
FINANCING ACTIVITIES
Net proceeds from issuances of redeemable convertible
  preferred stock...........................................   10,000      17,039       3,936
Proceeds from issuance of note payable to parent............    1,757          --          --
Proceeds from long-term debt................................       --       4,300          --
Contributions from parent...................................    4,783          --          --
Payments under long-term debt...............................       --        (643)     (1,746)
Net proceeds from issuances of common stock.................       --         350      20,366
                                                              -------    --------    --------
Net cash provided in financing activities...................   16,540      21,046      22,556
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........    7,190      (2,573)     (3,202)
Cash and cash equivalents at the beginning of the period....       --       7,190       4,617
                                                              -------    --------    --------
Cash and cash equivalents at the end of the period..........  $ 7,190    $  4,617    $  1,415
                                                              =======    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $    10    $    632    $    549
                                                              =======    ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Allocation of charges related to the cross-license and
  settlement from parent and Xenotech.......................  $    --    $ 15,000    $     --
                                                              =======    ========    ========
Conversion of note payable to parent........................  $    --    $  4,000    $     --
                                                              =======    ========    ========
Financed property and equipment acquisitions................  $ 3,314    $     --    $     --
                                                              =======    ========    ========
Assignment of note receivable from Xenotech.................  $    30    $     --    $     --
                                                              =======    ========    ========
Assignment of note receivable from parent...................  $   150    $     --    $     --
                                                              =======    ========    ========
Furniture and equipment acquired under capital lease
  financing.................................................  $    --    $  1,968    $     --
                                                              =======    ========    ========
Deferred compensation related to grant of certain stock
  options...................................................  $    --    $  1,776    $    520
                                                              =======    ========    ========

                            See accompanying notes.

                                 ABGENIX, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Abgenix, Inc., a Delaware corporation ("Abgenix" or the "Company"), develops and intends to commercialize antibody therapeutic products for the prevention and treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders and cancer. The Company has developed a proprietary technology which it believes enables it to quickly generate high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. The operations of Abgenix commenced in 1989 and were initially conducted as a research project within Cell Genesys, Inc., ("Cell Genesys"). On June 24, 1996, Abgenix was incorporated and subsequently on July 15, 1996 it was organized pursuant to a Stock Purchase and Transfer Agreement between the Company and Cell Genesys. The agreement sets forth the terms and conditions for the transfer of the antibody business and operations within Cell Genesys to Abgenix.

     The accompanying financial statements include the operations of Abgenix since July 15, 1996, and the revenues and expenses of Abgenix as a research project within Cell Genesys prior to July 15, 1996. The Company was not a separate business unit or division within Cell Genesys and, therefore, no separate accounting records existed for the Company during the period it was operated as a research project within Cell Genesys. All administrative functions were handled by Cell Genesys and the costs of operations, while part of Cell Genesys, were estimated from project cost records and were recorded as contributions. All assets and liabilities for 1994 and 1995 were combined with Cell Genesys and it was impractical and not meaningful to carve out the balance sheets for such periods.

     Prior to July 15, 1996, specifically identified revenues and costs such as research and development were allocated to Abgenix from Cell Genesys. General and administrative expenses were allocated based on Abgenix research and development expense as a percentage of Cell Genesys' total research and development expenses. From July 16, 1996 to July 31, 1997, Cell Genesys performed certain general and administrative functions on behalf of Abgenix. The Company estimates that the general and administrative costs would have been $500,000 to $1,000,000 higher (unaudited) for each year of operation on a stand-alone basis. The Company believes the allocation methodology used was reasonable.

     In 1997, the Company incurred an aggregate non-recurring charge for cross-license and settlement of $22,500,000 which represents an allocation of $11,250,000 from Cell Genesys and an entry to record the equity in the losses of an equally owned joint venture with JT America, Inc., a medical subsidiary of Japan Tobacco, Inc. and the Company ("Xenotech") of $11,250,000 (see Note 6).

INITIAL PUBLIC OFFERING

     In July 1998, the Company completed an initial public offering of 2,500,000 shares of its common stock to the public, at a per share price of $8.00. On July 27, 1998, the Company's underwriters exercised an option to purchase an additional 375,000 shares of common stock at a price of $8.00 per share to cover over-allotments. The Company received net proceeds from the offerings of approximately $20,140,000. Upon the closing of the initial public offering, each of the outstanding 7,844,352 shares of redeemable convertible preferred stock was automatically converted into one share of common stock.

REVENUE RECOGNITION

     Revenues related to collaborative research agreements with corporate partners are generally recognized ratably over the related funding periods for each contract. For research funding, the Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the fees stipulated in the respective agreements which approximates cost. Deferred

                                 ABGENIX, INC.

revenue may result when the Company does not incur the required level of effort or has not fulfilled its obligation under the agreement during a specific period in comparison to funds received under the respective contracts. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of the specified milestone, where no future obligation to perform exists for that milestone. Nonrefundable signing fees, under which no future obligation to perform exists, are recognized when invoiced. Revenues related to the Xenotech research agreement are recognized net of the Company's contributions to Xenotech.

RESEARCH AND DEVELOPMENT

     Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

NET LOSS PER SHARE

     In 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

     Pro forma net loss per share has been computed to give effect to the automatic conversion of redeemable convertible preferred stock into common stock which occurred at the completion of the Company's initial public offering in July 1998, using the as-if-converted method, from the original date of issuance.

     A reconciliation of shares used in calculation of basic and diluted and pro forma net loss per share follows:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                               1996            1997            1998
                                            -----------    ------------    ------------
Net loss..................................  $(7,100,000)   $(35,880,000)   $(16,827,000)
                                            ===========    ============    ============
Basic and diluted:
  Weighted-average shares of common stock
     outstanding used in computing basic
     and
     diluted net loss per share...........          152          34,744       5,602,963
                                            ===========    ============    ============
Basic and diluted net loss per share......  $(46,710.53)   $  (1,032.70)   $      (3.00)
                                            ===========    ============    ============
Pro forma:
  Shares used in computing basic and
     diluted net loss per share (from
     above)...............................                       34,744       5,602,963
  Adjusted to reflect the effect of the
     assumed conversion of preferred stock
     from the date of issuance............                    3,858,843       4,300,757
                                                           ------------    ------------
  Weighted-average shares used in
     computing pro forma net loss per
     share................................                    3,893,587       9,903,720
                                                           ============    ============
Pro forma net loss per share..............                 $      (9.22)   $      (1.70)
                                                           ============    ============

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of pro forma net loss per share as well as an additional 1,168,906, 1,630,093, and 1,736,854 shares related to outstanding options and warrants not included above, determined using the treasury stock method at the estimated average fair value, for the years ended December 31, 1996, 1997 and 1998 respectively.

                                 ABGENIX, INC.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly-liquid investments purchased with a maturity from the date of purchase of three months or less to be cash equivalents; investments with maturities in excess of three months are considered to be short-term investments.

     The Company's investment securities are classified as available-for-sale and carried at fair value. The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

DEPRECIATION AND AMORTIZATION

     The Company records property and equipment at cost and provides depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the remaining life of the facility lease, and all other assets are generally depreciated over two to five years. Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Amortization of leased assets is included in depreciation and amortization expense and is combined with accumulated depreciation and amortization of the Company's owned assets.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which required additional disclosures to be adopted beginning in the first quarter of 1998 and on December 31, 1998, respectively. The Company has determined that the impact of adopting SFAS 130 and SFAS 131 on its financial statement disclosures was not material.

2. COLLABORATION AGREEMENT WITH XENOTECH

XENOTECH

     In 1991, Cell Genesys and JT America, Inc. formed Xenotech to develop genetically modified strains of mice, which can produce fully human monoclonal antibodies, and to commercialize products generated from these mice. Upon the creation of Abgenix, Cell Genesys' rights in the joint venture were assigned to the Company. Xenotech funds its research, which is generally conducted by Abgenix, through capital contributions from the partners. The Company expensed as research and development $350,000, $172,500 and $453,000 paid to Xenotech related to licensing the rights to the XenoMouse technology from Xenotech for the years ended December 31, 1996, 1997 and 1998, respectively.

                                 ABGENIX, INC.

     The Company is obligated to pay 50% of all Xenotech's cash requirements. The Company accounts for its investment in Xenotech under the equity method; 50% of Xenotech's net losses up to the Company's investment amount. Details are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996       1997      1998
                                                           ------    --------    ----
                                                                 (IN THOUSANDS)
Abgenix's share of Xenotech losses.......................  $3,306    $ 12,347    $411
Losses associated with cross-license and settlement......      --     (11,250)     --
Difference due to timing and change in deferred
  revenue................................................     560        (200)     --
                                                           ------    --------    ----
Equity in losses of Xenotech.............................  $3,866    $    897    $411
                                                           ======    ========    ====

     The Company recognized revenue of $4,719,000, $1,343,000, $1,344,000 for the years ended December 31, 1996, 1997 and 1998, respectively, net of its cash contributions to Xenotech related to this revenue.

     Summary financial information for Xenotech is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Total assets................................................   $  7,569      $   219
Total liabilities...........................................      7,556           67
Total revenues..............................................        272          985
Total operating expenses....................................    (24,964)      (1,807)
Net loss....................................................    (24,680)        (822)

3. COLLABORATION AND LICENSE AGREEMENTS

CBL LICENSE AGREEMENT

     On February 1, 1997, the Company entered into a license agreement for exclusive worldwide rights to commercialize ABX-CBL. The Company paid an initial license fee and is further obligated to pay an annual maintenance fee of $50,000, to commit at least $1,000,000 annually to the development of ABX-CBL until ABX-CBL receives regulatory approval in any country and to pay royalties on potential product sales. The Company is also obligated to issue 25,000 shares of its common stock upon the submission of a Product License Application for the first indication of the product.

RESEARCH COLLABORATION AND LICENSE OPTION AGREEMENT WITH PFIZER

     In December 1997, Abgenix established a research collaboration with Pfizer Inc. ("Pfizer"). In connection with the execution of the agreement, Pfizer paid the Company a fee upon signing and may make additional payments to Abgenix upon completion of certain research milestones. Additionally, Pfizer has an option to expand the research collaboration to include two additional antigens, one of which was exercised in October 1998 (see below). The agreement expires in December 1999.

     Concurrent with the execution of the research collaboration agreement, Pfizer and Abgenix entered into a license and royalty agreement that grants Pfizer the option to acquire an exclusive, worldwide license to develop, make, use and sell antibody products derived from the research collaboration. If Pfizer chooses to exercise its option to expand the research collaboration, Abgenix could receive potential license fees and milestone payments of up to approximately $8,000,000 per antigen upon the completion of certain milestones, including preclinical and clinical trials and receipt of regulatory approval. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive

                                 ABGENIX, INC.

royalties on future product sales by Pfizer. Pfizer will be responsible for manufacturing, product development and marketing of any products developed through this collaboration.

     In January 1998, the Company also entered into a stock purchase agreement with Pfizer to purchase 160,000 shares of the Company's series C redeemable convertible preferred stock at $8.00 per share. The shares were automatically converted to 160,000 shares of the Company's common stock upon the completion of the Company's initial public offering in July 1998.

     In October 1998, Pfizer exercised its option under the December 1997 agreement to expand its research collaboration with the Company to include a second undisclosed antigen target in the field of cancer and has an option for a third antigen target. After the exercise of an option by Pfizer, the Company could receive potential license fees and milestone payments of up to approximately $8,000,000 per antigen upon the completion of certain milestones, including preclinical and clinical trials and receipt of regulatory approval. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Pfizer. Pfizer will be responsible for manufacturing, product development and marketing of any products developed through this collaboration.

RESEARCH COLLABORATION WITH SCHERING-PLOUGH

     In January 1998, Abgenix established a research collaboration with Schering-Plough Research Institute ("Schering-Plough"). In connection with the execution of the agreement, Schering-Plough paid the Company a fee upon signing and will be obligated to make additional payments to Abgenix upon completion of the research.

     In addition, the agreement provides Schering-Plough with an option, for a limited time, to enter into a research, option and license agreement that provides Schering-Plough an option to obtain an exclusive worldwide license to develop, make, use and sell antibody products derived from the research collaboration. If the option is exercised, the research, option and license agreement may provide Abgenix with up to approximately $8,000,000 in additional research fees and milestone payments upon the completion of certain milestones, including preclinical and clinical trials and receipt of regulatory approval. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Schering-Plough.

RESEARCH LICENSE AND OPTION AGREEMENT WITH GENENTECH

     In April 1998, Abgenix established a research collaboration with Genentech to develop antibody products for an undisclosed antigen designated by Genentech in the field of growth factor modulation. In June 1998, the Company and Genentech expanded their collaboration to include a second undisclosed antigen in the field of cardiovascular research. Under the research license and option agreement, as amended, Abgenix will allow Genentech to use XenoMouse technology to generate fully human antibodies to the antigen targets. Genentech is obligated to make payments to Abgenix for performance of research activities.

     In addition, the agreement provides Genentech with options, for a limited time, to enter into product license agreements that provide Genentech with an exclusive worldwide license, with respect to the antigen in the field of growth factor modulation, and with respect to the antigen in the field of cardiovascular research, to develop, make, use and sell antibody products derived from the research collaboration. If an option is exercised, a product license agreement may provide Abgenix with up to approximately $5,500,000 million per antigen target in license fees and milestone payments to be made upon completion of certain milestones, including clinical trials and receipt of regulatory approvals. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Genentech. Genentech will be responsible for manufacturing, product development and marketing of any product developed through the collaboration.

                                 ABGENIX, INC.

     The research collaboration with Genentech was superceded by the agreement signed with Genentech in January 1999. See Note 10.

RESEARCH COLLABORATION AND LICENSE OPTION AGREEMENT WITH MILLENNIUM BIOTHERAPEUTICS

     In July 1998, the Company entered into a research collaboration agreement with Millennium BioTherapeutics to generate fully human antibodies to an antigen target in the field of inflammation. In October 1998, the Company entered into a research, license and option agreement with Millennium BioTherapeutics covering the same antigen target. The October 1998 agreement provides Millennium BioTherapeutics with an option, for a limited time, to obtain a license to develop, make, use and sell antibody products derived from the research collaboration. If the product license agreement is signed, it may provide Abgenix with up to approximately $7,500,000 million in license fees and milestone payments to be made in the future upon completion of certain milestones, including completion of research, clinical trials and the receipt of regulatory approvals. Additionally, if a product receives marketing approval from the FDA or equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Millennium BioTherapeutics.

     In September 1998, the Company entered into a second research collaboration agreement with Millennium BioTherapeutics covering a second antigen target in the field of inflammation.

TECHNOLOGY AGREEMENT WITH CENTOCOR

     In December 1998, the Company entered into a research collaboration with Centocor to generate fully human antibodies to antigens in the cardiovascular field. This agreement allows the partner to conduct limited research using the XenoMouse technology for a limited time after which the partner may exercise its option to enter a Research License and Option Agreement.

MEMORANDUM OF UNDERSTANDING WITH RCT

     In December 1998, the Company entered into a binding memorandum of understanding with Research Corporation Technologies ("RCT") to generate fully human antibodies to a specified antigen, under which the Company has agreed to perform certain research for RCT and may receive either a percentage of sublicense income received by RCT or milestone and royalty payments on sales of products.

4. AVAILABLE-FOR-SALE SECURITIES

     All of the Company's available-for-sale securities consist of commercial paper and U.S. government obligations and are classified as short-term investments. All investments mature within two years. These investments are carried at market, which approximates cost. There were no significant unrealized gains or losses related to these investments.

     The following is a summary of available-for-sale securities at fair value, which approximates amortized cost:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Commercial paper............................................  $12,038    $ 5,106
U.S. government obligations.................................    2,881     11,575
                                                              -------    -------
          Total.............................................  $14,919    $16,681
                                                              =======    =======

     Included in cash and cash equivalents at December 31, 1997, and 1998 are available-for-sale securities of $4,215,000 and $1,352,000, respectively. Included in short-term investments at December 31, 1997 and 1998

                                 ABGENIX, INC.

are available-for-sale securities of $10,704,000 and $15,329,000, respectively. At December 31, 1998, the average remaining maturity of the portfolio is less than 12 months.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
Furniture, machinery and equipment..........................  $2,188    $ 3,118
Leasehold improvements......................................   4,503      4,270
                                                              ------    -------
                                                               6,691      7,388
Less accumulated depreciation and amortization..............    (915)    (1,953)
                                                              ------    -------
                                                              $5,776    $ 5,435
                                                              ======    =======

     Property and equipment financed under capital leases was $1,956,000 at December 31, 1997 and 1998.

6. COMMITMENTS

LONG-TERM NOTE PAYABLE TO CELL GENESYS

     In July 1996, the Company issued a $4,000,000 Convertible Promissory Note (the "Note") to Cell Genesys which the Company could draw against in order to pay for services provided by Cell Genesys. As of December 31, 1996, the Company had drawn $1,757,000 against the Note. Interest accrued at the rate of 6.82% per annum on the outstanding principal until July 15, 1997, whereupon the accrued interest was added to the outstanding principal of the Note. The entire principal and accrued interest amount was due on or before July 14, 2000. In December 1997, the Company had drawn $4,000,000 against the Note and Cell Genesys exercised its option to convert the Note into 666,667 shares of Series A convertible preferred stock at a conversion price of $6.00 per share. Upon the completion of the Company's initial public offering, in July 1998, these shares were automatically converted to 666,667 shares of the Company's common stock.

SHORT-TERM PAYABLE TO CELL GENESYS

     Until June 30, 1997, the Company reimbursed Cell Genesys for payments made to third parties on behalf of the Company. At December 31, 1997, the Company owed $212,000 to Cell Genesys for this reimbursement. The entire amount was paid to Cell Genesys in 1998.

LOAN

     On January 24, 1997, the Company secured a loan with a bank in the amount of $4,300,000 in order to finance tenant improvements on its facility in Fremont, California. The loan matures in January 2001 and bears an annual interest rate of prime plus 1.0%. The interest rate at December 31, 1998 was 8.75%. The loan is secured by substantially all tangible and intangible assets of the Company.

CAPITAL LEASE

     On March 28, 1997, the Company entered into a lease agreement with a financing company under which the Company may finance up to $3,000,000 of its laboratory and office equipment. The lease term is 48 months.

                                 ABGENIX, INC.

     Future principal payments under the loan and minimum payments under the capital lease are as follows:

                                                                    CAPITAL     TOTAL
                                                          LOAN       LEASE     PAYMENTS
                                                         -------    -------    --------
                                                                 (IN THOUSANDS)
Year ending December 31,
  1999.................................................  $ 1,259    $  594     $ 1,853
  2000.................................................    1,258       594       1,852
  2001.................................................      105       332         437
                                                         -------    ------     -------
          Total........................................    2,622     1,520       4,142
Less amount representing interest and tax..............       --      (263)       (263)
                                                         -------    ------     -------
Present value of future payments.......................    2,622     1,257       3,879
Less current portion...................................   (1,259)     (440)     (1,699)
                                                         -------    ------     -------
Noncurrent portion.....................................  $ 1,363    $  817     $ 2,180
                                                         =======    ======     =======

     The carrying value of the loan approximates fair value at December 31, 1998. The fair value of the loan was estimated using discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for borrowings with similar terms and maturity.

FACILITY LEASE

     In October 1996, the Company signed an operating lease commencing February 1, 1997, for its facilities in Fremont, California. The lease expires in January 2007; however, the Company has the option to extend the term through 2016. Future minimum payments under the noncancelable operating lease at December 31, 1998 are:

                                                              (IN THOUSANDS)
Year ending December 31, 1999...............................      $  891
2000........................................................         923
2001........................................................         955
2002........................................................         987
2003........................................................       1,019
Thereafter..................................................       3,341
                                                                  ------
          Total lease payments..............................      $8,116
                                                                  ======

     Rent expense was approximately $862,000 for the year ended December 31, 1998.

COMMITMENT FOR PRODUCT DEVELOPMENT

     The Company has contracted with a third party, located in the United Kingdom, for the manufacture of certain products it uses in its clinical trials. As of December 31, 1998, the Company has committed approximately $600,000 related to future deliveries of these products. The Company has not recorded these obligations in its accrued liabilities as no legal liability exits until the products are delivered to and accepted by the Company.

CHARGE FOR CROSS-LICENSE AND SETTLEMENT

     On March 27, 1997, Cell Genesys announced, along with Abgenix, Xenotech and Japan Tobacco Inc., that it had signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm due September 30, 1998 for $15,000,000

                                 ABGENIX, INC.

payable by Cell Genesys and convertible into shares of Cell Genesys common stock. Of this note, $3,750,000 satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved and Xenotech was obligated to pay $7,500,000 for each milestone. Xenotech paid $7,500,000 to satisfy the first milestone and has recorded a payable to GenPharm for the remaining $7,500,000. The Company recorded a liability of $3,750,000 in its balance sheet at December 31, 1997, representing its share of the Xenotech obligation, since the joint venture partners are equally obligated to fund the cash requirements of Xenotech. The Company made the payment of $3,750,000 in November 1998. No additional payments will accrue under this agreement.

     The Company has recognized as a non-recurring charge for cross-license and settlement, a total of $22,500,000. The full amount of the cross-license and settlement costs has been recognized in the Company's statement of operations for the year ended December 31, 1997 because the Company has determined that the cross-license received by the Company from GenPharm is non-exclusive and has no alternative future uses for the Company.

     Pursuant to Staff Accounting Bulletin 55, Cell Genesys allocated its portion of the settlement obligation, $11,250,000, to Abgenix since the related technology was contributed upon formation of Abgenix. The $15,000,000 note issued by Cell Genesys was recorded as a capital contribution by Abgenix. In accordance with the joint venture agreement and the equity method of accounting, Abgenix has also recorded an expense of $11,250,000 representing 50% of the Xenotech expense.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

     Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders and there are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are, and the shares of common stock offered by the Company in the Company's proposed public offering, when issued and paid for, will be, fully paid and nonassessable. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of any series of preferred stock, which the Company may designate in the future.

PREFERRED STOCK

     The Board of Directors is authorized, without any further action by the stockholders, subject to any limitations prescribed by law, without stockholder approval, from time to time to issue up to an aggregate of 5,000,000 shares of preferred stock, $0.0001 par value per share, in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to

                                 ABGENIX, INC.

acquire, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of preferred stock.

1996 INCENTIVE STOCK PLAN

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The 1996 Incentive Stock Plan (the "Plan") provides for the granting of options to purchase common stock to employees, outside directors and consultants of the Company. Stock purchase rights are granted only to employees or consultants. The Company grants shares of common stock for issuance under the Plan at no less than the fair value of the stock (at a price determined by the Board of Directors for nonqualified options and stock purchase rights). Options granted under the Plan generally have a term of ten years and vest over four years at the rate of 25% one year from the grant date and 1/48 monthly thereafter.

     Information with respect to the Plan activity is as follows:

                                                                               WEIGHTED
                                                   SHARES      NUMBER OF       AVERAGE
                                                 AVAILABLE      SHARES      EXERCISE PRICE
                                                 ----------    ---------    --------------
Authorized at inception........................   1,600,000           --           --
  Options granted below fair value.............  (1,185,100)   1,185,100        $0.60
  Options exercised............................          --       (1,192)        0.60
  Options canceled.............................      15,002      (15,002)        0.60
                                                 ----------    ---------        -----
Balances at December 31, 1996..................     429,902    1,168,906         0.60
Authorized.....................................     791,250           --           --
  Options granted below fair value.............    (676,644)     676,644         2.42
  Options exercised............................          --     (232,350)        1.51
  Options canceled.............................     104,774     (104,774)        1.11
                                                 ----------    ---------        -----
Balances at December 31, 1997..................     649,282    1,508,426         1.24
Authorized.....................................     500,000           --           --
  Options granted..............................    (353,551)     353,551         6.82
  Options exercised............................          --     (153,268)        0.86
  Options canceled.............................      66,522      (66,522)        2.11
                                                 ----------    ---------        -----
Balances at December 31, 1998..................     862,253    1,642,187        $2.44
                                                 ==========    =========        =====

                                 ABGENIX, INC.

     Exercise prices for options outstanding as of December 31, 1998 ranged from $0.60 to $12.38. The following table summarizes information about options outstanding at December 31, 1998:

                                                              OUTSTANDING OPTIONS
                                                  -------------------------------------------
                                                                  REMAINING         NUMBER
                    EXERCISE                        NUMBER       CONTRACTUAL      OF OPTIONS
                     PRICES                       OF OPTIONS    LIFE, IN YEARS    EXERCISABLE
                    --------                      ----------    --------------    -----------
$0.60...........................................    907,781          7.66           431,359
$1.00...........................................      3,800          8.31             1,634
$2.50...........................................    299,739          8.44           102,989
$4.00...........................................     67,491          8.62            33,131
$5.00...........................................     24,800          8.95             6,283
$6.00...........................................    246,176          9.13            59,116
$8.50...........................................     57,000          9.82             1,666
$9.00...........................................      2,200          9.56                --
$10.00..........................................     31,200          9.44             1,153
$12.38..........................................      2,000          9.94                83
                                                  ---------          ----           -------
                                                  1,642,187          8.20           637,414
                                                  =========          ====           =======

     From inception to December 31, 1997, options to purchase a total of 1,861,744 shares of common stock were granted at prices ranging from $0.60 to $5.00 per share. Deferred compensation of $1,776,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $1.20 to $6.50 per share). In the first quarter of 1998, the Company granted options to purchase 260,175 shares of common stock at $6.00 per share for which deferred compensation of approximately $520,000 was recorded based on the deemed fair value of common stock at $8.00 per share. During the second, third and fourth quarters of 1998, the Company granted an additional 51,376 options to employees to purchase shares of common stock at prices ranging from $5.00 to $10.00 per share. No deferred compensation expense was recorded as the options were granted at the then current market price of the stock on the date of the grant. The Company amortized $528,000 and $598,000 of the deferred compensation balance during the years ended December 31, 1997 and 1998, respectively.

     Additionally, in the fourth quarter of 1998, the Company granted 42,000 options to purchase shares of common stock at prices ranging from $8.50 to $12.38 per share to two independent consultants with vesting periods ranging from one to two years. Compensation expense of $15,000 was recorded for the services performed through December 31, 1998, and the Company expects to record additional compensation expense as the services are provided.

PRO FORMA INFORMATION

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996, 1997 and 1998, respectively: risk-free interest rate of 6.65%, 6.46% and 4.67%; no dividend yield in 1996, 1997 or 1998; volatility factor of 0.68, 0.67 and 0.78; and an expected life of the option of five years in 1996, 1997 and 1998. These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except for the option life for which 10 years, the term of the option, was used. The value has been recorded in the financial statements.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models

                                 ABGENIX, INC.

require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted-average fair values of options granted during the years ended December 31, 1996, 1997 and 1998 were $0.87, $3.00 and $6.82 per share. All options granted in 1996 and 1997 were granted at exercise prices below the deemed fair value of the underlying common stock. All options granted in 1998 were granted at exercise prices at the then current market value of the stock. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future years.

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1997           1998
                                                              ------------    ----------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net loss:
  As reported...............................................   $  (35,880)     $(16,827)
                                                               ----------      --------
  Pro forma.................................................   $  (36,103)     $(17,160)
                                                               ----------      --------
Net loss per share:
  As reported...............................................   $(1,032.70)     $  (3.00)
                                                               ----------      --------
  Pro forma.................................................   $(1,039.11)     $  (3.06)
                                                               ----------      --------

STOCK PLANS

     In March 1998, the board of directors adopted the 1998 Employee Stock Purchase Plan, the 1998 Director Option Plan and approved the amended and restated 1996 Incentive Stock Plan. 250,000 shares of common stock have been reserved under both the 1998 Employee Stock Purchase Plan and the 1998 Director Option Plan.

     The Employee Stock Purchase Plan also provides for an annual increase, commencing in 1999, in the number of shares reserved for issuance under the Employee Stock Purchase Plan equal to the lesser of 250,000, 1% of the Company's outstanding capitalization or a lesser amount determined by the Board, such that the maximum number of shares which could be reserved under the Employee Stock Purchase Plan over its term would be 2,500,000 shares.

WARRANTS

     In connection with the loan guaranteed by Cell Genesys in January 1997, the Company issued a warrant to purchase 71,667 shares of common stock at an exercise price of $6.00 per share to Cell Genesys. The warrants are exercisable immediately and expire three years from issuance.

     In connection with the loan guaranteed by Cell Genesys in March 1997, the Company issued a second warrant to purchase 50,000 shares of common stock at an exercise price of $6.00 per share to Cell Genesys. The terms for exercise and expiration are the same as the January 1997 warrants.

     The fair value of the above warrants was insignificant for accounting purposes.

8. OTHER RELATED PARTY TRANSACTIONS

     Through July 31, 1997, pursuant to the terms of the Service Agreement with Cell Genesys, Cell Genesys provided Abgenix certain administrative services. In addition, beginning July 15, 1996, the Company leased

                                 ABGENIX, INC.

equipment from Cell Genesys on a month-to-month basis pursuant to the Stock Purchase and Transfer Agreement. Total fees incurred under the Services Agreement and the Stock Purchase and Transfer Agreement were approximately $1,816,000, $825,000 and $383,000 in 1996, 1997 and 1998, respectively. The
Company chose to draw down on its Promissory Note with Cell Genesys in order to pay for the fees incurred through December 1997. In December 1997, the entire principal amount of the Promissory Note was converted into preferred stock, which subsequently was automatically converted to common stock upon the completion of the Company's initial public offering of its common stock.

     In addition, the Company had an agreement with Cell Genesys under which the Company provided immunization services as requested by Cell Genesys. Under this agreement, the Company recognized revenue of $111,000 in 1997.

     On December 31, 1996, the Company purchased Xenotech's remaining laboratory equipment. The Company paid $154,000, which approximated net book value at the time of purchase.

     In July 1996, the Company assumed from Cell Genesys a $100,000 loan issued to a Director and officer. The loan did not bear interest and was evidenced by a promissory note secured by the common stock of Cell Genesys owned by the Director and officer. The note was repaid in September 1997.

     In May 1997, the Company granted a 10-year loan for $100,000 to an officer of the Company. Interest is accrued per annum at 6.6% beginning May 2002. The loan is payable in five equal installments beginning June 2003.

     On February 27, 1998, the Chief Financial Officer and the Company entered into a Relocation Loan Agreement pursuant to which Abgenix loaned $100,000 to the Chief Financial Officer in exchange for a promissory note secured by a deed of trust. No interest accrues on the loan until June 30, 2003.

9. INCOME TAXES

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $36,500,000. The Company also had federal research and development tax credit carryforwards of approximately $1,100,000 as of December 31, 1998. The net operating loss and credit carryforwards will expire in the years 2011 through 2018, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                 ABGENIX, INC.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1998 are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  5,400    $ 12,900
  Research credit carryforwards.............................       400       1,500
  Capitalized research and development......................       200       1,600
  Capitalized license agreements............................     8,000       6,000
  Deferred partnership losses...............................        --       1,600
  Other, net................................................       400         100
                                                              --------    --------
          Total deferred tax assets.........................    14,400      23,700
Valuation allowance.........................................   (14,400)    (23,700)
                                                              --------    --------
          Net deferred tax assets...........................  $     --    $     --
                                                              ========    ========

     The net valuation allowance increased by $13,500,000 during the year ended December 31, 1997. Deferred tax assets relate primarily to net operating loss carryforwards and to the capitalization of the GenPharm cross-license and settlement obligation of $22,500,000, which was expensed for accounting purposes.

10. SUBSEQUENT EVENTS (UNAUDITED)

     In January 1999, the Company entered into a research license and option agreement with AVI BioPharma ("AVI") to generate fully human antibodies to a specified antigen. This agreement allows the partner to conduct research and provides the partner with an option, for a limited time, to enter into a product license agreement at a future date. If the product license agreement is signed, it may provide the Company with additional license fees, milestone payments and royalties.

     In January 1999, the Company entered into a multi-antigen research license and option agreement with Genentech. Under the agreement, the Company granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets, but not more than two in any one year, over the agreement's six year term. Included in the ten are the two previously identified antigen targets under the now superceded research license and option agreement at the new option, license fee and milestone payment levels. The agreement can be renewed by Genentech for up to an additional four targets over a subsequent three year period. Genentech acquired 495,356 shares of the Company's common stock for an aggregate purchase price of $8,000,000. To renew the agreement at the end of the sixth year, Genentech must purchase an additional $2,500,000 of the Company's common stock at a 50% premium to the then current market price.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Xenotech, LP

     We have audited the accompanying balance sheets of Xenotech, LP (a development stage enterprise) as of December 31, 1997 and 1998, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 12, 1991) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenotech, LP (a development stage enterprise) at December 31, 1997 and 1998 and the results of its operations and its cash flows for each of the three years ended December 31, 1998 and for the period from inception (June 12, 1991) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 22, 1999

                                  XENOTECH, LP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Cash........................................................  $     58    $     94
Short-term investments......................................     3,750          --
Prepaid expenses and other current assets...................        11          11
Receivable from partners....................................     3,750         114
                                                              --------    --------
          Total current assets..............................  $  7,569    $    219
                                                              ========    ========

LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities.........................................  $     56    $     67
Payable related to cross-license and settlement agreement...     7,500          --
                                                              --------    --------
          Total current liabilities.........................     7,556          67
Partners' capital:
  Paid-in capital...........................................    60,746      61,707
  Deficit accumulated during the development stage..........   (60,733)    (61,555)
                                                              --------    --------
          Total partners' capital...........................        13         152
                                                              ========    ========
          Total liabilities and partners' capital...........  $  7,569    $    219
                                                              ========    ========

                            See accompanying notes.

                                  XENOTECH, LP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                    YEAR ENDED DECEMBER 31,       (JUNE 12, 1991)
                                                 -----------------------------    TO DECEMBER 31,
                                                  1996        1997       1998          1998
                                                 -------    --------    ------    ---------------
Research and license revenues from partners....  $ 1,912    $    272    $  985       $ 11,289
Expenses:
  Research and development.....................    8,240       2,396     1,695         48,805
  General and administrative...................      307          98        82          1,721
  Cross-license and settlement expense.........       --      22,470        30         22,500
                                                 -------    --------    ------       --------
          Total expenses.......................    8,547      24,964     1,807         73,026
Interest income................................       21          12        --            182
                                                 -------    --------    ------       --------
Net loss.......................................  $(6,614)   $(24,680)   $ (822)      $(61,555)
                                                 =======    ========    ======       ========

                            See accompanying notes.

                                  XENOTECH, LP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                  LIMITED PARTNERS
                                                              ------------------------      TOTAL
                                                   GENERAL       JAPAN                    PARTNERS'
                                                   PARTNER    TOBACCO INC.    ABGENIX      CAPITAL
                                                   -------    ------------    --------    ---------
Balance at December 31, 1995.....................   $  19       $    368      $    368    $    755
  Capital contributed............................      63          3,114         3,115       6,292
  Net loss.......................................     (66)        (3,274)       (3,274)     (6,614)
                                                    -----       --------      --------    --------
Balance at December 31, 1996.....................      16            208           209         433
  Capital contributed............................     230         12,015        12,015      24,260
  Net loss.......................................    (246)       (12,217)      (12,217)    (24,680)
                                                    -----       --------      --------    --------
Balance at December 31, 1997.....................      --              6             7          13
  Capital contributed............................       9            476           476         961
  Net loss.......................................      (9)          (406)         (407)       (822)
                                                    -----       --------      --------    --------
Balance at December 31, 1998.....................   $  --       $     76      $     76    $    152
                                                    =====       ========      ========    ========

                            See accompanying notes.

                                  XENOTECH, LP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                 YEAR ENDED DECEMBER 31,        (JUNE 12, 1991) TO
                                              ------------------------------       DECEMBER 31,
                                               1996        1997       1998             1998
                                              -------    --------    -------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................  $(6,614)   $(24,680)   $  (822)        $(61,555)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Charge for cross-license and settlement.....       --       7,485         --            7,485
Depreciation and amortization expense.......       74           8         --              325
Changes in certain assets and liabilities:
Decrease (increase) in prepaid and other
  current assets............................      108         181         --              (11)
Decrease (increase) in receivable from
  partner...................................       30      (3,750)     3,636             (114)
Increase (decrease) in accrued
  liabilities...............................     (298)         (3)        11               67
Decrease in deferred revenue................     (250)         --         --               --
Increase (decrease) in payable for
  cross-license settlement..................       --       7,500     (7,500)              --
                                              -------    --------    -------         --------
Net cash used in operating activities.......   (6,950)    (13,259)    (4,675)         (53,803)
                                              -------    --------    -------         --------
CASH USED IN INVESTING ACTIVITIES
Capital expenditures........................       --          --         --             (325)
Purchases (sales) of short-term
  investments...............................       --      (3,750)     3,750               --
                                              -------    --------    -------         --------
Net cash provided by (used in) investing
  activities................................       --      (3,750)     3,750             (325)
                                              -------    --------    -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions.......................    6,292      16,775        961           54,222
                                              -------    --------    -------         --------
Net increase (decrease) in cash and cash
  equivalents...............................     (658)       (234)        36               94
Cash and cash equivalents at beginning of
  period....................................      950         292         58               --
                                              -------    --------    -------         --------
Cash and cash equivalents at end of
  period....................................  $   292    $     58    $    94         $     94
                                              =======    ========    =======         ========

                            See accompanying notes.

                                  XENOTECH, LP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Xenotech, LP, a California limited partnership and a development stage enterprise (the "Partnership"), was organized on June 12, 1991 pursuant to a Limited Partnership Agreement between Xenotech, Inc. (the "General Partner"), Cell Genesys, Inc. ("Cell Genesys") and JT Immunotech USA, Inc., the predecessor company of JT America, Inc. and a medical subsidiary of Japan Tobacco, Inc. ("JT America"), (the "Limited Partners"), to develop genetically modified strains of mice which can produce fully human monoclonal antibodies, and to commercialize products generated therefrom. On July 15, 1996, Cell Genesys transferred its partnership interest to its subsidiary, Abgenix Inc. ("Abgenix").

     The General Partner must make cash contributions as necessary to maintain a minimum capital balance of 1% of the total positive capital account balances for the Partnership. Since July 1995, net losses are allocated 49.5% to Abgenix, 49.5% to JT America and 1% to the General Partner. Prior to July 1995, operating expenses were allocated 99% to JT America and 1% to the General Partner until JT America had been allocated, on a cumulative basis, partnership losses and deductions in an amount equal to the sum of JT America's total research support capital contributions and 50% of JT America's initial capital contribution. Since 1992, interest income has been allocated 49.5% to Abgenix, 49.5% to JT America and 1% to the General Partner. No allocation of expenses and losses shall create a deficit in the Limited Partners' capital accounts. Such item, to the extent it would increase or create such a deficit, shall be allocated 100% to the General Partner. Cash distributions are generally to be made in accordance with the percentage interests.

     See related discussion in Note 3 -- Related Party Transactions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Research revenues from partners or their affiliates are recorded when earned as defined under the terms of the respective collaboration agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned (see Notes 3 and 4).

DEPRECIATION

     The Partnership depreciates equipment using the straight-line method over the estimated useful lives of the assets, generally four years.

INCOME TAXES

     The financial statements include no provision for income taxes as Partnership income or loss is reported in the Partners' separate income tax returns.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

     Abgenix provides contract research and development services to the Partnership to develop genetically modified strains of mice, which can produce fully human monoclonal antibodies pursuant to a collaboration agreement under which Abgenix receives certain minimum payments. During the years ended 1996, 1997 and

                                  XENOTECH, LP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1998, the Partnership paid Abgenix $1,200,000, $2,300,000, $1,656,000, respectively ($42,856,000 for the period from inception to December 31, 1998) to perform research.

     In January 1994, the Partnership, Abgenix and JT America executed an agreement creating the Xenotech Division within Abgenix to conduct ongoing preclinical research of fully human monoclonal antibodies derived from the genetically modified strains of mice. Abgenix and Japan Tobacco Inc. ("Japan Tobacco"), the indirect parent company of JT America, are providing significant funding to the Partnership for research funding and in consideration of the Partnership granting marketing rights for specified products in certain territories to Abgenix and Japan Tobacco (see Note 4). The Partnership reimbursed Abgenix for the costs of the operation of the Xenotech Division. During 1995 and 1996, the Partnership recognized expenses of $5,500,000 and $5,500,000, respectively ($13,300,000 for the period from inception to December 31, 1997) which were paid to Abgenix for the costs of operating the Xenotech Division.

     Pursuant to an agreement dated June 28, 1996, the Xenotech Division was terminated as of December 31, 1996. In conjunction with this agreement, Xenotech paid Abgenix $1,200,000 to satisfy Xenotech's obligations under the Xenotech Division Research Agreement. In addition, Abgenix purchased Xenotech's capital equipment at net book value, and was assigned Xenotech's note receivable, which was reflected as a reduction of capital contributions.

4. RESEARCH REVENUES

     The Partnership recorded research and license revenues of $4,747,000, $1,912,000 and $272,000 and $985,000 for the years ended December 31, 1995,
1996, 1997 and 1998, respectively. The research revenues were derived from research payments made by Japan Tobacco and Abgenix. Of research payments made by Japan Tobacco and Abgenix, $250,000 was deferred revenue at December 31, 1995.

5. CROSS-LICENSE AND SETTLEMENT AGREEMENT

     On March 27, 1997, Cell Genesys announced, along with Abgenix, Xenotech and Japan Tobacco, that it had signed a comprehensive patent cross-license and settlement agreement with GenPharm, International, Inc. ("GenPharm"), a subsidiary of Medarex, Inc., that resolved all related litigation and claims between the parties. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm due September 30, 1998 for $15,000,000 payable by Cell Genesys and convertible into shares of Cell Genesys common stock. Of this note, $3,750,000 satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved and Xenotech was obligated to pay $7,500,000 for each milestone. Xenotech paid $7,500,000 to satisfy the first milestone and recorded a payable to GenPharm for the remaining $7,500,000, which was paid in November 1998. No additional payments will accrue under this agreement. Xenotech has recognized as a non-recurring charge for cross-license and settlement, a total of $22,500,000.

                            DESCRIPTION OF GRAPHICS



PAGE 3:

HEADER:  "ANTIBODY STRUCTURE"

     This illustration shows a Y-shaped antibody structure composed of two "Heavy Chains" and two "Light Chains." The heavy chains form the base and branches of the "Y," while the shorter light chains only run parallel to the arms of the "Y." A legend indicates that shaded areas represent "Constant Domain," and unshaded areas represent "Variable Domain." The top halves of the light chains are unshaded, while the remainder is shaded. The upper tips of the heavy chains are unshaded, while the remainder is shaded.



PAGE 4:

     Four gene segments, represented by numerically labeled squares within rectangles, are labeled "DNA before recombination (heavy chain)." One arrow from a particular section of each of the four segments points toward a combined segment and demonstrates how recombination produces an antibody gene. The "Antibody gene assembled by recombination" is represented by a rectangle containing four numerically labeled squares. An arrow leads from this antibody gene to a Y-shaped antibody, labeled "Antibody heavy chain produced by gene."



PAGE 6:

HEADER:  "EVOLUTION OF ANTIBODY TECHNOLOGIES"

     This diagram depicts four Y-shaped figures, extending horizontally across the page, which represent antibodies produced by four alternate methods. From left to right, the figures are labeled "Ordinary Mouse," "Chimeric," "Humanized" and "XenoMouse," with arrows connecting the labels. A legend indicates that shaded areas represent mouse protein while unshaded areas represent human protein. The left-most Y-shaped figure is entirely shaded and below is labeled "100% Mouse Protein." The next figure from the left is unshaded with a thick shaded stripe on each upper arm of the "Y" and below is labeled "34% mouse protein." The following figure from the left is unshaded with three small shaded stripes on each upper arm of the "Y" and below is labeled "10% mouse protein." The right-most figure is completely unshaded and below is labeled "Human."

                                 ABGENIX, INC.

                               INDEX TO EXHIBITS*

EXHIBIT                               ITEM
-------                               ----
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
 24.1     Power of Attorney (See page 53).

---------------
* Only exhibits actually filed are listed. Item 14(a)(3) of this Report on Form 10-K sets forth exhibits incorporated by reference.