Form 10-Q
period 1999-03-31
ABGENIX INC
filed 1999-05-17
CIK 1052837

==============================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------------
                                      FORM 10-Q
                                ----------------------

(MARK ONE)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED MARCH 31, 1999

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

                                 YES /X/     NO / /

  AS OF APRIL 30,1999 THERE WERE 14,902,327 SHARES OF THE REGISTRANT'S COMMON
                                 STOCK OUTSTANDING.


==============================================================================

                                    ABGENIX, INC.

                                      FORM 10-Q

                                        INDEX

                                                                             PAGE NO.
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        Condensed Balance Sheets - March 31, 1999 and  December 31, 1998 .....  3

        Condensed Statements of Operations - Three months ended March 31, 1999 and March 31, 1998 ................................................  4

        Condensed Statements of Cash Flows - Three months ended March 31, 1999 and March 31, 1998 ................................................  5

        Notes to Condensed Financial Statements ..............................  6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..........................................  8

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS .............................................. 25

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS ...................... 25

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ................................ 26

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 26

     ITEM 5 - OTHER INFORMATION............................................... 26

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................ 26

     SIGNATURES............................................................... 27


                                ABGENIX, INC.
                          CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     March 31,          December 31,
                                                                        1999                1998
                                                                     ---------           ---------
                                                                    (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                          $  22,977           $   1,415
  Marketable Securities                                                 39,338              15,329
  Prepaid expenses and other current assets                                705               1,438
                                                                     ---------           ---------
      Total current assets                                              63,020              18,182

Property and equipment, net                                              5,304               5,435
Deposits and other assets                                                  590                 603
                                                                     ---------           ---------
                                                                     $  68,914           $  24,220
                                                                     ---------           ---------
                                                                     ---------           ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $   1,192           $     439
  Deferred revenue                                                         425                 425
  Accrued product development costs                                        775               1,225
  Other accrued liabilities                                              1,481               1,293
  Current portion of long-term debt                                      1,714               1,699
                                                                     ---------           ---------
      Total current liabilities                                          5,587               5,081

Long-term debt                                                           1,746               2,180
Commitments
Stockholders' equity:
  Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none outstanding
  Common Stock, $.0001 par value; 50,000,000 shares authorized,
    14,684,953 and 11,120,293 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively, at
    amount paid in                                                     105,566              55,842
  Additional paid-in capital                                            31,759              31,588
  Deferred compensation                                                 (1,046)             (1,170)
  Accumulated deficit                                                  (74,698)            (69,301)
                                                                     ---------           ---------
      Total stockholders' equity                                        61,581              16,959
                                                                     ---------           ---------
                                                                     $  68,914           $  24,220
                                                                     ---------           ---------
                                                                     ---------           ---------

                            See accompanying notes.

                                ABGENIX, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                  1999              1998
                                                                --------          --------
Revenues:
  Revenue from collaborative agreements from related
  parties (net of related contributions to Xenotech of
  $117 for the three months ended March 31, 1998)               $    -            $    291
  Contract revenue                                                   -                 600
                                                                --------          --------
    Total revenues                                                   -                 891

Operating expenses:
  Research and development                                         4,567             5,366
  General and administrative                                       1,084               918
  Equity in losses from the Xenotech joint venture                     8                 -
                                                                --------          --------
    Total operating expenses                                       5,659             6,284
                                                                --------          --------
Operating loss                                                    (5,659)           (5,393)
Other income and expenses:
  Interest income                                                   (395)             (197)
  Interest expense                                                   133               149
                                                                --------          --------
Net loss                                                        $ (5,397)         $ (5,345)
                                                                --------          --------
                                                                --------          --------
Net loss per share                                              $  (0.44)         $  (0.67)
                                                                --------          --------
                                                                --------          --------
Shares used in computing net loss per share                       12,137             7,953
                                                                --------          --------
                                                                --------          --------


                            See accompanying notes.

                                ABGENIX, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
Operating activities:
  Net loss                                             $(5,397)      $(5,345)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Equity in losses of Xenotech                             8           115
    Depreciation and amortization                          408           445
    Stock options issued to consultants                    171
    Changes for certain assets and liabilities:
      Prepaid expenses and other current assets            733          (236)
      Deposits and other assets                                          (98)
      Accounts payable                                     753          (402)
      Accrued product development costs                   (450)
      Other accrued liabilities                            188           137
                                                       --------      --------
  Net cash used in operating activities                 (3,586)       (5,384)
                                                       --------      --------
Investing activities:
  Purchases of marketable securities                   (26,730)       (3,643)
  Sales of marketable securities                         2,721         1,978
  Capital expenditures                                    (148)          (54)
  Contributions to Xenotech                                             (117)
                                                       --------      --------
  Net cash used in investing activities                (24,157)       (1,836)
                                                       --------      --------
Financing activities:
  Net proceeds from issuances of common stock           49,724            46
  Net proceeds from issuances of redeemable
  convertible preferred stock                                          3,936
  Principal payments on long-term debt and
  capital lease obligations                               (419)         (408)
                                                       --------      --------
  Net cash provided in financing activities             49,305         3,574
                                                       --------      --------
Net increase (decrease) in cash and cash equivalents    21,562        (3,646)
Cash and cash equivalents at the beginning of
the period                                               1,415         4,617
                                                       --------      --------
Cash and cash equivalents at the end of the period     $22,977       $   971
                                                       --------      --------
                                                       --------      --------

                            See accompanying notes.

                                ABGENIX, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31,1999


1.     BASIS OF PRESENTATION

The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1998 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on March 18, 1999. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or for any other future period.

2.     NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common stock outstanding. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.


3.     FOLLOW-ON PUBLIC OFFERING

On March 4, 1999, the Company completed a follow-on public offering and issued 3,000,000 shares of its common stock to the public at a price of $15.00 per share. The Company received cash of $42.3 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. On April 7, 1999 the Company's underwriters exercised an option to purchase an additional 208,000 shares of common stock at a price of $15.00 per share to cover over-allotments. The Company received cash of approximately $2.9 million, net of underwriting discounts and commissions.


4.     COLLABORATION AND LICENSE AGREEMENTS

In January 1999, the Company entered into a research license and option agreement with AVI BioPharma ("AVI") to generate fully human antibodies to a specified antigen. This agreement allows AVI to conduct research and provides the partner with an option, for a limited time, to enter into a product license agreement at a future date. If the product license agreement is signed, it may provide the Company with additional license fees, milestone payments and royalties.

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

In March 1999, the Company entered into a research collaboration agreement with BASF Bioresearch Corporation ("BASF"). Under the agreement, BASF can utilize Abgenix's XenoMouse technology to develop fully human antibodies to an undisclosed antigen target. In return, Abgenix will receive an upfront research payment, and could receive additional fees and milestone payments plus royalties on future product sales by BASF, if any. BASF will be responsible for product development, manufacturing and marketing of any products developed through the collaboration.

5.     SUBSEQUENT EVENT

In April 1999 the Company entered into a research, option and license agreement with Amgen, Inc. ("Amgen"). Under the agreement, the Company will use its XenoMouse-TM- technology to generate for Amgen fully human monoclonal antibodies to an undisclosed antigen. In return, Abgenix will receive an upfront research payment and could receive additional fees and milestone payments plus royalties on future product sales by Amgen, if any. Amgen will be responsible for product development, manufacturing, and marketing of any products developed through the collaboration.

                                    ABGENIX, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE THE STATEMENTS IN PARAGRAPH TWO UNDER "OVERVIEW" REGARDING OUR COMMERCIALIZATION STRATEGY, THE STATEMENTS IN PARAGRAPH THREE UNDER "OVERVIEW" REGARDING FUTURE REVENUES FROM CURRENT AND POTENTIAL FUTURE COLLABORATIVE ARRANGEMENTS, THE STATEMENTS IN PARAGRAPH SIX UNDER "OVERVIEW" REGARDING ADVANTAGES TO GENENTECH OF EARLY IMPLEMENTATION OF XENOMOUSE TECHNOLOGY, THE STATEMENTS IN PARAGRAPH SEVEN UNDER "OVERVIEW" REGARDING THE RESULTS FROM ABX-CBL CLINICAL TRIALS, THE STATEMENTS IN PARAGRAPH FIVE UNDER "LIQUIDITY AND CAPITAL RESOURCES" REGARDING EXPANSION OF RESEARCH AND DEVELOPMENT USE OF AVAILABLE RESOURCES DURING FUTURE PERIODS, THE STATEMENTS IN PARAGRAPH SIX UNDER "LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE SUFFICIENCY OF OUR AVAILABLE RESOURCES TO MEET WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS, AND THE STATEMENTS BELOW UNDER "ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS", AMONG OTHERS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH HEREIN AND BELOW UNDER "ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS".

OVERVIEW

We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, and cancer. We have developed XenoMouse technology, a proprietary technology, which we believe enables quick generation of high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to commercialize either through corporate collaborations or internal product development programs.

We have established collaborative arrangements to use XenoMouse technology to produce fully human antibodies with ten companies covering at least 13 antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, transplant rejection, cardiovascular disease and growth factor modulation. Our collaborative partners include Cell Genesys, Inc., Pfizer, Inc., Schering-Plough Research Institute, Genentech, Inc., Millennium BioTherapeutics, Inc., Research Corporation Technologies, Inc., Centocor, Inc., AVI BioPharma, Inc., BASF Bioresearch Corporation and Amgen, Inc. Among our ten collaborative partners, Pfizer, Genentech and Millennium BioTherapeutics have each entered into additional collaborations with us specifying additional antigens for XenoMouse antibody development. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaboration arrangements vary, reflecting the value we add to the development of any particular product candidate. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we may immunize the mice with the collaborative partner's antigen target for additional compensation. As an extension of this concept, we may grant multi-antigen research licenses to select collaborative partners, allowing them to incorporate XenoMouse technology into early stages of their antibody product research efforts without specifically knowing the antigens that they intend to target for XenoMouse antibody generation. These collaborative partners will need to execute product licenses for any antibody product they wish to develop and commercialize.

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

In 1991, Cell Genesys and Akros Pharma, Inc., (formerly JT America, Inc.), formed Xenotech, an equally owned joint venture, to develop XenoMouse technology and to commercialize products generated from XenoMouse technology. Upon the organization of Abgenix, Cell Genesys assigned its rights in Xenotech to Abgenix. Xenotech funds its research and development activities through capital contributions from Abgenix and Akros Pharma, Inc., and Abgenix is obligated to fund 50% of all Xenotech expenses. During 1995, 1996 and 1997, Abgenix derived revenues principally from performing research for Xenotech for the continued development of XenoMouse technology.

In connection with the grant of stock options since our organization on July 15, 1996, we have recorded aggregate deferred compensation of approximately $2.3 million through December 31, 1998, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $125,000 and $149,000 in three months ended March 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenue under collaborative agreements from related parties for the three months ended March 31,1998 consisted of revenue derived principally from performing research for Xenotech. The development of XenoMouse technology was substantially completed in 1996 with modest ongoing research activities in 1997 and 1998. Therefore, we do not expect to recognize significant revenues from research performed on behalf of Xenotech in the future.

Contract revenue of $600,000 in the three months ended March 31, 1998 consisted of a nonrefundable signing fee paid in connection with the execution in January 1998 of a collaboration agreement and the achievement of a milestone under an existing collaborative agreement. In the three months ended March 31, 1999, no contract revenues were recognized.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and planned clinical trials of our product candidates and facilities expenses. Research and development expenses decreased from $5.4 million in the three months ended March 31,1998 to $4.6 million in the three months ended March 31, 1999. The decrease in research and development expenses reflects decreased expenses primarily for the manufacture of antibody products in 1998 in connection with the preparation for and the initiation of clinical trials of ABX-CBL and ABX-IL8.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services expenses and facilities expenses. General and administrative expenses increased slightly from $916,000 in the three months ended March 31, 1998 to $1,084,000 in the three months ended March 31, 1999. The increase in general and administrative expenses reflects additional investor relation costs due to being a publicly traded company and increased financing activity, primarily related to our follow-on public offering.

Other income and expenses consist of interest income from cash, cash equivalents and short term investments and interest expense incurred in connection with equipment lease line financing and loan facilities. Interest income increased due to higher average balances of short-term investments as a result of our initial and follow-on public offerings.

LIQUIDITY AND CAPITAL RESOURCES

Since formation, we have financed our operations primarily through capital contributions by, and borrowings from Cell Genesys, revenue from collaborative arrangements, private placements of preferred stock, an initial public offering of common stock in 1998 and a follow-on public offering of common stock in the first quarter of 1999, and equipment leaseline financings and loan facilities. During the three months ended March 31, 1999 we received net cash of $49.7 million from financing activities, consisting principally of $42.3 million from the sale of 3,000,000 shares of common stock in a follow-on public offering in March 1999, $8.0 million from the sale of 495,356 shares of common stock to Genentech in January 1999 and issuance of common stock for the exercise of stock options, less offering costs.

We have incurred operating losses in each of the last three years of operation, including net losses of approximately $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998 and $5.4 million in the three months ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of approximately $74.7 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, from the non-recurring cross-license and settlement charge (described in the Company's 1998 Annual Report) and from general and administrative costs associated with our operations. See our Annual Report "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the cross-license and settlement. We expect to incur additional operating losses until at least the year 2000 as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

The Company's net cash used in operating activities was $3.6 million and $5.4 million for the three months ended March 31, 1999 and 1998, respectively. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

As of March 31,1999, we had cash, cash equivalents and marketable securities of $62.3 million. We have invested the net proceeds of our initial and follow on public offering in highly liquid, interest-bearing, investment grade securities. We have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. We also have a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (8.75% at March 31, 1999 and December 31, 1998). As of March 31, 1999, no further borrowings were available under the construction financing line.

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

- product in-licensing; and

- other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities and the cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may have a material adverse effect on our business, financial condition and results of operations.

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

Our plan to resolve the Year 2000 issue is based on a recently completed assessment of our exposure. All of our time-sensitive software is widely used and purchased from major vendors, all of whom have announced that their software is either currently Year 2000-compliant or will be made so with upgrades before the end of 1999. We have already purchased the Year 2000-compliant upgrade of our accounting system. We have determined that each of our 60 personal computers
is compliant.   We have determined that our telephone, voicemail and network equipment is not compliant and will be upgraded. In addition, we will be gathering information about the Year 2000 compliance status of third parties with whom we have significant relationships to determine the extent to which our operations are vulnerable to these third parties' failure to solve their own Year 2000 issue. None of our systems interface with those of third parties.

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

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Abgenix became a public company in July 1998. Included here are risk factors as updated from the Company's Annual Report. The following factors represent current challenges that we face which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could materially adversely effect our results of operations, business, or financial position.

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

THE CLINICAL SUCCESS OF ABX-CBL IS UNCERTAIN

We recently completed a multi-center confirmatory Phase II trial in graft versus host disease, or GVHD. As of March 31, 1999, ABX-CBL had been administered to a total of only 151 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 151 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. In our clinical trials, we administered ABX-CBL to only 66 of these patients, 27 of which were used for our preliminary Phase II report submitted to the FDA. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. Such adverse effects may affect the interpretation of clinical trial results.

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

WE HAVE A HISTORY OF LOSSES

We have incurred net losses in each of the last four years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998. We have also incurred net losses of approximately $5.4 million in the three months ended March 31, 1999. As of March 31, 1999, our accumulated deficit was approximately $74.7 million. Our losses have resulted principally from:

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

OUR FUTURE PROFITABILITY IS UNCERTAIN

Prior to June 1996, our business was owned by Cell Genesys and operated as a business unit. Since that time, we have funded our research and development activities primarily from contributions from Cell Genesys, private placements of preferred stock, the initial public offering of our common stock, the follow-on public offering of our common stock, revenues generated from our collaborative arrangements, equipment leaseline financings and loan facilities. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, such payments have been in the form of upfront payments, reimbursement for research and development expenses and milestone payments, but may include license fees in the future. Payments under our existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We cannot assure you that we will:

-    enter into further collaborative arrangements;

-    successfully complete preclinical or clinical trials;

-    obtain required regulatory approvals;

-    successfully develop, manufacture and market product candidates; or

-    generate additional revenues or profitability.

If we fail to achieve any of the above goals, our business, financial condition and results of operations will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

OUR JOINT VENTURE WITH AKROS PHARMA, INC. MAY LIMIT OUR ABILITY TO DEVELOP PRODUCT CANDIDATES

In 1991, Cell Genesys and Akros Pharma, Inc., (formerly JT America, Inc.), formed Xenotech, L.P., an equally-owned joint venture, to develop genetically modified strains of mice which can produce fully human monoclonal antibodies, called XenoMouse technology, and to commercialize products generated from XenoMouse technology. Upon our organization, Cell Genesys assigned its rights in Xenotech to us.

We must obtain licenses from Xenotech to commercialize antibody products generated by XenoMouse technology. We have the right to license the use of XenoMouse technology from Xenotech to develop a certain number of antigen targets each year. If we have used our yearly allotment of licenses to develop antigen targets and desire to acquire a license to develop additional antigen targets, we may have to negotiate with Akros Pharma, Inc. or others to acquire such rights. Disputes with Akros Pharma, Inc., or its parent company Japan Tobacco, Inc., may result in the loss of the right to commercialize a product candidate by either party. Limits on our ability to acquire additional licenses to develop antigen targets, or disputes with Akros Pharma, Inc. or Japan Tobacco, Inc. will limit our ability to establish collaborations and fully realize the commercial potential of XenoMouse technology.

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

DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 28.7% of our outstanding common stock as of March 31, 1999. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders. Such matters include the election of directors and the approval of mergers or other business combination transactions. We may be adversely impacted by the control that such stockholders will have with respect to matters affecting us.

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

- the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements and product in-licensing; and

-    other factors not within our control.

We believe that our current cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative arrangements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially adversely affected.

CELL GENESYS EXERCISES SIGNIFICANT INFLUENCE OVER US

As of March 31,1999 Cell Genesys beneficially owns 22.9% of our outstanding capital stock. As a result, Cell Genesys will have significant influence over all matters requiring the approval of our stockholders. Such matters include the election of our Board of Directors and changes in control of Abgenix. We have entered into a governance agreement with Cell Genesys which provides that so long as Cell Genesys or a group to which it belongs owns a specific percentage of our outstanding voting stock, Cell Genesys or the group shall have the right to nominate a fixed number of directors to serve on our Board. The details of this arrangement are set forth in the table below:

                                                      NUMBER OF
          PERCENTAGE OWNERSHIP                        DIRECTORS
          --------------------                        ---------
          50% or more                                 4 out of 7
          Less than 50% but greater than 25%          3 out of 7
          Less than 25% but greater than 15%          1 out of 7

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

WE FACE UNCERTAINTY WITH YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive supplies from our venders, or operate our accounting and other internal systems. If our software vendors are unable to address the Year 2000 compliance of their products, or should our suppliers' operations be disrupted by the Year 2000 Issue, then our ability to serve collaborative partners and develop products may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II

          ITEM 1 - LEGAL PROCEEDINGS

          Not applicable.

          ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          USE OF PROCEEDS

          In July 1998, we closed an initial public offering of 2,875,000 shares of our common stock at a per share price of $8.00 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49415), which was declared effective on July 2, 1998. The managing underwriters for our offering were BancAmerica Robertson Stephens (now BancBoston Robertson Stephens Inc.) and Lehman Brothers Inc. Of the $23,000,000 in gross proceeds raised in connection with the offering, (i) $1,610,000 was paid to the managing underwriters in connection with underwriting discounts and (ii) approximately $1,359,000 was paid by us in connection with expenses, including legal, printing and filing fees, in connection with the offering. Of the remaining net proceeds, we have paid $3,750,000 pursuant to the cross-license and settlement with GenPharm and through the nine month period ended March 31, 1999, approximately $13.2 million of the net proceeds have been spent on research and development activities. There were no direct or indirect payments to any of our directors or officers or to any
          other person or entity.   No material amount of the proceeds from
          the offering have been used for the construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses.
          We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S Government obligations, with an average maturity of fifteen months or less. A portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of Abgenix.

RECENT SALES OF UNREGISTERED SECURITIES

          On January 27, 1999, we issued 495,356 shares of our common stock to Genentech at a per share purchase price of $16.15, or an aggregate purchase price of $8.0 million. This issuance was in connection with a collaborative arrangement we entered into with Genentech.

          The sale and issuance of our common stock to Genentech was deemed to be exempt from registration under the Securities Act Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. Genentech represented its intention to acquire the common stock for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the common stock. Genentech had adequate access, through its relationship with Abgenix, to information about Abgenix.

          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable

          ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable.

          ITEM 5 - OTHER INFORMATION

          Not applicable.

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27.1 Financial Data Schedule

               (b)  Reports on Form 8-K

               The Company filed a report on form 8-K on March 30, 1999 relating to the agreement between the Company and BASF Bioresearch Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1999.

                                   ABGENIX, INC.
                                   (Registrant)


                                   /s/ R. Scott Greer
                                   --------------------------------------------
                                   R. Scott Greer
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Kurt Leutzinger
                                   --------------------------------------------
                                   Kurt Leutzinger
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             INDEX TO EXHIBITS

          EXHIBITS
          --------

          27.1 Financial Data Schedule