Form 10-Q
period 1999-06-30
ABGENIX INC
filed 1999-08-16
CIK 1052837

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      ---------
                                      FORM 10-Q
                                      ---------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          For the period ended June 30, 1999

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

                                     Yes /X/  No / /

As of June 30,1999 there were 14,959,828 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    ABGENIX, INC.

                                      FORM 10-Q

                                        INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        Condensed Balance Sheets - June 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . .  3

        Condensed Statements of Operations - Three months and six months ended June 30, 1999 and June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

        Condensed Statements of Cash Flows - Three months and six months ended June 30, 1999 and June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

        Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . . . 29

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . 30

     ITEM 5 - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

                                 ABGENIX, INC.
                            CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               June 30,    December 31,
                                                                                 1999          1998
                                                                              -----------  ------------
                                                                              (Unaudited)
                                                ASSETS
Currents assets:
  Cash and cash equivalents                                                    $   3,010    $    1,415
  Marketable securities                                                           58,608        15,329
  Prepaid expenses and other current assets                                        2,337         1,438
                                                                              -----------  ------------
      Total current assets                                                        63,955        18,182

Property and equipment, net                                                        5,110         5,435
Deposits and other assets                                                          1,133           603
                                                                              -----------  ------------
                                                                               $  70,198    $   24,220
                                                                              -----------  ------------
                                                                              -----------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   1,654    $      439
  Deferred revenue                                                                   425           425
  Accrued product development costs                                                2,111         1,225
  Other accrued liabilities                                                        1,452         1,293
  Current portion of long-term debt                                                1,729         1,699
                                                                              -----------  ------------
      Total current liabilities                                                    7,371         5,081

Long-term debt                                                                     1,308         2,180
Commitments
Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized, none outstanding
  Common stock, $.0001 par value; 50,000,000 shares authorized, 14,959,828 and 11,120,293 shares issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively, at amount paid in                           108,726        55,842
  Additional paid-in capital                                                      31,978        31,588
  Deferred compensation                                                             (920)       (1,170)
  Accumulated deficit                                                            (78,265)      (69,301)
                                                                              -----------  ------------
      Total stockholders' equity                                                  61,519        16,959
                                                                              -----------  ------------
                                                                               $  70,198    $   24,220
                                                                              -----------  ------------
                                                                              -----------  ------------

                            See accompanying notes.

                                 ABGENIX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       Three Months Ended     Six Months Ended
                                                                            June 30,              June 30,
                                                                      --------------------  --------------------
                                                                        1999       1998       1999       1998
                                                                      ---------  ---------  ---------  ---------
Revenues:
  Revenue from collaborative agreements from related parties (net of related contributions to Xenotech of $195 and $310 for the three
    and six months ended June 30, 1998, respectively)                 $      --  $     212  $      --  $     502
  Contract revenue                                                        1,720        523      1,720      1,123
                                                                      ---------  ---------  ---------  ---------
      Total revenues                                                      1,720        735      1,720      1,625

Operating expenses:
  Research and development                                                5,312      3,553      9,878      8,919
  General and administrative                                              1,210        803      2,295      1,721
  Equity in income from the Xenotech joint venture                         (548)                 (540)
                                                                      ---------  ---------  ---------  ---------
      Total operating expenses                                            5,974      4,356     11,633     10,640
                                                                      ---------  ---------  ---------  ---------
Operating loss
Other income and expenses:
  Interest income                                                          (797)      (132)    (1,192)      (330)
  Interest expense                                                          111        161        244        310
                                                                      ---------  ---------  ---------  ---------
Net loss                                                              $  (3,568) $  (3,650) $  (8,965) $  (8,995)
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
Net loss per share                                                    $   (0.24) $   (0.45) $   (0.66) $   (1.11)
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
Shares used in computing net loss per share                              14,916      8,159     13,554      8,136
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

                            See accompanying notes.

                                 ABGENIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
Operating activities:
  Net loss                                                              $   (8,965) $   (8,995)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Equity in (income) losses of Xenotech                                     (540)        310
    Depreciation and amortization                                              831         895
    Stock options issued to consultants                                        390
    Changes for certain assets and liabilities:
      Receivable from related party                                                       (406)
      Prepaid expenses and other current assets                               (899)       (448)
      Deposits and other assets                                                           (102)
      Accounts payable                                                       1,215         (28)
      Accrued product development costs                                        886
      Other accrued liabilities                                                159      (1,439)
                                                                        ----------  ----------
  Net cash used in operating activities                                     (6,923)    (10,213)
                                                                        ----------  ----------
Investing activities:
  Purchases of marketable securities                                       (48,462)     (7,023)
  Sales of marketable securities                                             5,183      10,705
  Capital expenditures                                                        (245)       (151)
  Contributions to Xenotech                                                               (321)
                                                                        ----------  ----------
  Net cash used in investing activities                                    (43,524)      3,210
                                                                        ----------  ----------
Financing activities:
  Net proceeds from issuances of common stock                               52,884          91
  Net proceeds from issuances of redeemable convertible preferred
    stock                                                                                3,936
  Principal payments on long-term debt and capital lease obligations          (842)       (847)
                                                                        ----------  ----------
  Net cash provided in financing activities                                 52,042       3,180
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                         1,595      (3,823)

Cash and cash equivalents at the beginning of the period                     1,415       4,617
                                                                        ----------  ----------
Cash and cash equivalents at the end of the period                      $    3,010  $      794
                                                                        ----------  ----------
                                                                        ----------  ----------

                            See accompanying notes.

                                    ABGENIX, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1999

1.    BASIS OF PRESENTATION

The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1998 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on March 18, 1999. The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any other future period.


2.    NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common stock outstanding. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.


3.    FOLLOW-ON PUBLIC OFFERING

On March 4, 1999, the Company completed a follow-on public offering and issued 3,000,000 shares of its common stock to the public at a price of $15.00 per share. The Company received net proceeds of $42.3 million, after deducting underwriting discounts and commissions and before deducting expenses payable by the Company. On April 7, 1999 the Company's underwriters exercised an option to purchase an additional 208,000 shares of common stock at a price of $15.00 per share to cover over-allotments. The Company received net proceeds of approximately $2.9 million, net of underwriting discounts and commissions.


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

In April 1999 the Company entered into a collaboration agreement with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) to develop antibodies that could potentially protect U.S. troops during biological warfare. Under the agreement, USAMRIID will use the Company's Xenomouse technology to make fully human monoclonal antibodies against filoviruses.

In June 1999 the Company entered into a collaboration agreement with Japan Tobacco, Inc. on ABX-IL8 clinical development. Under the agreement, Japan Tobacco will make certain payments to the Company and, subject to additional payments, could potentially receive the right to use clinical data generated by the Company in its own regulatory filings in Japan, Taiwan and Korea.

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

We have established collaborative arrangements to use XenoMouse technology to produce fully human antibodies with 11 companies covering at least 14 antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, transplant rejection, cardiovascular disease and growth factor modulation. Our collaborative partners include Cell Genesys, Inc., Pfizer, Inc., Schering-Plough Research Institute, Genentech, Inc., Millennium BioTherapeutics, Inc., Research Corporation Technologies, Inc., Centocor, Inc., AVI BioPharma, Inc., BASF Bioresearch Corporation, Amgen, Inc. and Japan Tobacco, Inc. Among our 11 collaborative partners, Pfizer, Genentech and Millennium BioTherapeutics have each entered into additional collaborations with us specifying additional antigens for XenoMouse antibody development. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaboration arrangements vary, reflecting the value we add to the development of any particular product candidate. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we may immunize the mice with the collaborative partner's antigen target for additional compensation. As an extension of this concept, we may grant multi-antigen research licenses to select collaborative partners, allowing them to incorporate XenoMouse technology into early stages of their antibody product research efforts without specifically knowing the antigens that they intend to target for XenoMouse antibody generation. These collaborative partners will need to execute product licenses for any antibody product they wish to develop and commercialize.

The financial terms of our existing collaborations typically include upfront payments, potential license fees and milestone payments paid to us by the collaborative partner. Based on our collaborative agreements entered into, these payments and fees may approximate $8.0-$10.0 million per antigen target assuming our collaborative partner takes the antibody product candidate to commercialization. In certain instances, the collaborative partner could make reimbursement payments to us for research that we conduct on its behalf. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the collaborative partner. Furthermore, the collaborative partner will be responsible for worldwide manufacturing, product development and marketing of any product developed through the collaboration.

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

We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We recently completed a multi-center confirmatory Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease. Our other three product candidates were generated using XenoMouse technology. We completed a Phase I clinical trial for our fully human antibody product candidate in psoriasis, ABX-IL8, and began a Phase I/II clinical trial in November 1998. In addition, we entered a Phase I clinical trial for ABX-IL8 in rheumatoid arthritis in January 1999. We entered a Phase I clinical trial for our fully human antibody product candidate in cancer, ABX-EGF, in July 1999. We are in preclinical development with our fully human antibody product candidate for use in the treatment of chronic immunological disorders, ABX-RB2.

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

In February 1999, we reported the preliminary results of our multi-center confirmatory Phase II clinical trial for ABX-CBL in graft versus host disease. This trial supports the safety and efficacy data seen in previously published clinical trials conducted by third parties. The trial was conducted at nine sites on 27 patients. Data from 23 of the 27 patients was evaluated for efficacy at four dosing levels. A response rate of 73% was reported among the 15 patients in the three highest dose groups. The remaining eight patients reported a 25% response at the lowest dose. We believe the treatment was safe and well tolerated except for temporary muscle pain. We will submit the complete report to the FDA and, if approved, expect to commence a registration clinical trial for ABX-CBL in the latter half of 1999.

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

In connection with the grant of stock options since our organization on July 15, 1996, we have recorded aggregate deferred compensation of approximately $2.3 million through December 31, 1998, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $125,000 and $149,000 in three months ended March 31, 1999 and 1998, respectively and $ 250,000 and $298,000 in the six months ended June 30,1999 and 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenue under collaborative agreements from related parties for the three months and the six months ended June 30, 1998 consisted of revenue derived principally from performing research for Xenotech. The development of XenoMouse technology was substantially completed in 1996 with modest ongoing research activities in 1997 and 1998. Therefore, we do not expect to recognize significant revenues from research performed on behalf of Xenotech in the future.

Contract revenue of $1.7 million in the three months and six months ended June 30, 1999 consisted primarily of non-refundable signing fees, a fee for the achievement of a research milestone under an existing collaborative agreement and a non-refundable reimbursement fee for clinical trial costs. Contract revenues for the three months ended June 30, 1998 consisted of research milestones under collaborative agreements and for the six months ended June 30, 1998 principally of a non-refundable signing fee paid in connection with the execution of a collaborative agreement in February 1998.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and clinical trials of our product candidates and facilities expenses. Research and development expenses increased from $3.6 million in the three months ended June 30, 1998 to $5.3 million in the three months ended June 30, 1999 and from $8.9 million in the six months ended June 30, 1998 to $9.9 million in the six months ended June 30, 1999. The increase in research and development expenses reflects primarily the costs associated with the clinical trials of ABX-CBL and ABX-IL8. Additionally, the increase is due in part to the costs of Xenotech product licenses, increased legal costs related to patents, and the valuation of stock options awarded to certain consultants.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased from $0.8 million in the three months ended June 30, 1998 to $1.2 million in the three months ended June 30, 1999 and from $1.7 million in the six months ended June 30, 1998 to $2.3 million in the six months ended

June 30, 1999. The increase in general and administrative expenses reflects additional investor relation costs due to being a publicly traded company and increased financing activity, primarily related to our follow-on public offering. Additionally, the increase is due in part to personnel costs including recruiting costs and an accrual for incentive compensation, which is based on the Company meeting certain annual objectives.

Equity in income from the Xenotech joint venture in 1999 reflects our percentage ownership in the net income from the joint venture. In the three months and six months ended June 30, 1999, the joint venture recorded net income primarily from the sale of licenses to Abgenix and our partner, Akros Inc. In the three months and six months ended June 30, 1998, the joint venture incurred losses. For the three months and six months ended June 30, 1998, the Company's equity in those losses was netted against the Company's revenues from the joint venture.

Other income and expenses consist of interest income from cash, cash equivalents and short-term investments and interest expense incurred in connection with equipment lease line financing and loan facilities. Interest income increased due to higher average balances of short-term investments as a result of our initial and follow-on public offerings. Interest expense decreased due to the pay down of related debt.

LIQUIDITY AND CAPITAL RESOURCES

Since formation, we have financed our operations primarily through capital contributions by, and borrowings from Cell Genesys, private placements of our capital stock, an initial public offering of common stock in 1998 and a follow-on public offering of common stock in March and April 1999, revenue from collaborative arrangements, equipment leaseline financings and loan facilities. During the six months ended June 30, 1999 we received net cash of $52.9 million principally from the following financing activities: $42.3 million from the sale of 3,000,000 shares of common stock in a follow-on public offering in March 1999; $2.9 million from the sale of 208,000 shares of common stock in April 1999 pursuant to the exercise of the underwriters' over-allotment option granted in connection with the follow-on public offering; and $8.0 million from the sale of 495,356 shares of common stock to Genentech in January 1999.

We have incurred operating losses in each of the last three years of operation, including net losses of approximately $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998 and $9.0 million in the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of approximately $78.3 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, from the non-recurring cross-license and settlement charge (described in our 1998 Annual Report) and from general and administrative costs associated with our operations. See our Annual Report "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the cross-license and settlement. We expect to incur additional operating losses until at least the year 2000 as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

The Company's net cash used in operating activities was $6.9 million and $10.2 million for the six months ended June 30, 1999 and 1998, respectively. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

As of June 30, 1999, we had cash, cash equivalents and marketable securities of $61.6 million. We have invested the net proceeds of our initial and follow on public offering in highly liquid, interest bearing, investment grade securities. We have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. We also have a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (8.75% at June 30, 1999 and December 31, 1998). As of June 30, 1999, no
further borrowings were available under the construction financing line.

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

-  product in-licensing; and

-  other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities and the cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 1998, we had federal net operating loss carryforwards of approximately $36.5 million. Our net operating loss carryforwards exclude losses incurred prior to the organization of Abgenix in July 1996. Further, the amounts associated with the cross-license and settlement that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately fifteen years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2018, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

OUR XENOMOUSE TECHNOLOGY MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS

Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology. We are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at a very early stage of development. As of July 31, 1999, we have begun clinical trials with respect to only two fully human antibody product candidates, ABX-IL8 and ABX-EGF. We cannot be certain that XenoMouse technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential collaborative partners or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially adversely affected.

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

As of July 31, 1999, three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF are in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by Abgenix or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

THE CLINICAL SUCCESS OF ABX-CBL IS UNCERTAIN

We recently completed a multi-center confirmatory Phase II trial in graft versus host disease, or GVHD. As of June 30, 1999, ABX-CBL had been administered to a total of only 162 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 162 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. In our clinical trials, we administered ABX-CBL to only 77 of these patients, 27 of which were used for our preliminary Phase II report submitted to the FDA. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. Such adverse effects may affect the interpretation of clinical trial results.

As an extension to the original Phase II trial protocol, we filed for and received permission from the FDA to enroll additional patients at a single dose. Our application to the FDA for approval to advance to registration clinical trials will contain the original Phase II data plus all additional data then available from the extension protocol. There can be no assurance that the results of the extension protocol will be favorable or will extend the findings of the original Phase II study. In addition, the FDA may view our application as insufficient and require additional clinical trials before allowing us to commence a registration clinical trial. Additional clinical trials will be extensive, expensive and time-consuming. If ABX-CBL fails to receive regulatory approval, our business, financial condition and results of operations may be materially adversely affected.

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

WE HAVE A HISTORY OF LOSSES

We have incurred net losses in each of the last four years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998. We have also incurred net losses of approximately $9.0 million in the six months ended June 30, 1999. As of June 30, 1999, our accumulated deficit was approximately $78.3 million. Our losses have resulted principally from:

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

OUR FUTURE PROFITABILITY IS UNCERTAIN

Prior to June 1996, our business was owned by Cell Genesys and operated as a business unit. Since that time, we have funded our research and development activities primarily from contributions from Cell Genesys, private placements of our capital stock, the initial public offering of our common stock, the follow-on public offering of our common stock, revenues generated from our collaborative arrangements, equipment leaseline financings and loan facilities. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, such payments have been in the form of upfront payments, reimbursement for research and development expenses and milestone payments, but may include license fees in the future. Payments under our existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We cannot assure you that we will:

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

Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. Recently, Sangstat Medical Corp. received approval for an organ transplant rejection product that may compete with ABX-CBL, which is in clinical trials. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., Medarex and OSI Pharmaceuticals, Inc. have potential antibody and small molecule product candidates already in clinical development that may compete with ABX-EGF, which is in clinical trials. We may also compete with Japan Tobacco in supplying XenoMouse technology or antibody product candidates to potential collaborative partners.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates safety and efficacy. For example, we have not received FDA approval to commence a registration clinical trial for ABX-CBL. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

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

DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 28.5% of our outstanding common stock as of June 30, 1999. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders. Such matters include the election of directors and the approval of mergers or other business combination transactions. We may be adversely impacted by the control that such stockholders will have with respect to matters affecting us.

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

CELL GENESYS EXERCISES SIGNIFICANT INFLUENCE OVER US

As of June 30, 1999 Cell Genesys beneficially owns approximately 22.5% of our outstanding capital stock. As a result, Cell Genesys will have significant influence over all matters requiring the approval of our stockholders. Such matters include the election of our Board of Directors and changes in control of Abgenix. We have entered into a governance agreement with Cell Genesys which provides that so long as Cell Genesys or a group to which it belongs owns a specific percentage of our outstanding voting stock, Cell Genesys or the group shall have the right to nominate a fixed number of directors to serve on our Board. The details of this arrangement are set forth in the table below:

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

-     public concern as to the safety and efficacy of our products; and

-     general market conditions.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS AND WE HAVE IMPLEMENTED A STOCKHOLDERS RIGHTS PLAN

In June 1999, our Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of our common stock. Each Right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each Right will become exercisable following the tenth day after a person or group announces acquisition of 15 percent or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of our common stock. In the case of Cell Genesys, which beneficially owns approximately 22.5% of our outstanding capital stock as of June 30, 1999, each right will become exercisable following the tenth day after it announces the acquisition of 25 percent or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys of 25 percent or more of our common stock. We will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more (or in the case of Cell Genesys, 25 percent or more) of our common stock.

The Stockholder Rights Plan and certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of Abgenix. This could limit the price that certain investors might be willing to pay in the future for our shares of common stock. Certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws allow Abgenix to issue preferred stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. We are subject to certain provisions of Delaware law that could also delay or make more difficult a merger, tender offer or proxy contest involving Abgenix. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Stockholder Rights Plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of Abgenix, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      USE OF PROCEEDS

      In July 1998, we closed an initial public offering of 2,875,000 shares of our common stock at a per share price of $8.00 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49415), which was declared effective on July 2, 1998. The managing underwriters for our offering were BancAmerica Robertson Stephens (now BancBoston Robertson Stephens Inc.) and Lehman Brothers Inc. Of the $23,000,000 in gross proceeds raised in connection with the offering, (i) $1,610,000 was paid to the managing underwriters in connection with underwriting discounts and (ii) approximately $1,359,000 was paid by us in connection with expenses, including legal, printing and filing fees, in connection with the offering. Of the remaining net proceeds, we have paid $3,750,000 pursuant to the cross-license and settlement with GenPharm and through the twelve month period ended June 30, 1999, approximately $18.5 million of the net proceeds have been spent on research and development activities. There were no direct or indirect payments to any of our
      directors or officers or to any other person or entity.   No material
      amount of the proceeds from the offering have been used for the construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses. We are currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S Government obligations, with an average maturity of fifteen months or less. A portion of those net proceeds may be used for the acquisition of businesses, products and technologies that are complimentary to those of Abgenix.

      RECENT SALES OF UNREGISTERED SECURITIES

      Not applicable

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable

      ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


      At our Annual Meeting of Stockholders, held on June 2, 1999, two matters were voted upon. A description of each matter and tabulation of votes follows:

          1.   Election of Directors:

                                                             Votes
                                           -----------------------------------------
                  Nominee                         For                    Withheld
          --------------------------       -------------------   -------------------
          R. Scott Greer                       9,773,759                    175
          Stephen A. Sherwin                   9,767,702                  6,232
          M. Kathleen Behrens                  9,773,749                    175
          Mark B. Logan                        9,773,749                    175
          Joseph E. Maroun                     9,773,759                    175

          There were no abstentions or broker nonvotes.



          2. Ratification of Ernst & Young, LLP as our independent auditors for the 1999 fiscal year ending December 31, 1999:

                                              Votes
                 ----------------------------------------------------------------
                    For                       Against                     Abstain
                 ---------                  ----------                  ---------
                 9,771,934                     1,200                        800

          There were no broker nonvotes.


      ITEM 5 - OTHER INFORMATION

      Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit No.                     Caption
   -----------                     -------
      10.1 (1) Preferred Shares Rights Agreement, dated as of June 14,
               1999, between Abgenix, Inc. and ChaseMellon Shareholder
               Services, L.L.C., including the Certificate of
               Determination, the form of Rights Certificate and the
               Summary of Rights Certificate and the Summary of Rights
               attached thereto as EXHIBITS A, B and C, respectively

          27.1 Financial Data Schedule

---------------
      (1)Incorporated by reference to the same numbered exhibit previously filed with Abgenix's Registration Statement on Form 8-A (Registration No. 000-24207).



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1999.

                              ABGENIX, INC.
                              (Registrant)


                                /s/   R. Scott Greer
                              -------------------------------------------
                              R. Scott Greer
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                                /s/   Kurt Leutzinger
                              -------------------------------------------
                              Kurt Leutzinger
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  INDEX TO EXHIBITS


EXHIBITS
--------

27.1  Financial Data Schedule