Form 10-Q
period 1999-09-30
ABGENIX INC
filed 1999-11-12
CIK 1052837

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

                     For the period ended September 30, 1999

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

                                 Yes /X/ No / /

As of September 30, 1999, there were 15,077,433 shares of the our Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ABGENIX, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                               Page No.
                                                                                                               --------

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

              Condensed Balance Sheets - September 30, 1999 and December 31, 1998.................................3

              Condensed Statements of Operations - Three months and nine months ended
               September 30, 1999 and September 30, 1998..........................................................4

              Condensed Statements of Cash Flows - Three months and nine months ended
              September 30, 1999 and September 30, 1998...........................................................5

              Notes to Condensed Financial Statements.............................................................6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.........................................................................9

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS...............................................................................32

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................32

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................................................32

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................32

         ITEM 5 - OTHER INFORMATION...............................................................................32

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................................................33

         SIGNATURES...............................................................................................34

                                  ABGENIX, INC.
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      September 30,       December 31,
                                                                                          1999                1998
                                                                                     ----------------    ---------------
                                                                                       (Unaudited)             (1)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                            $    4,251          $   1,415
     Marketable securities                                                                    51,612             15,329
     Prepaid expenses and other current assets                                                 4,882              1,438
                                                                                     ----------------    ---------------
               Total current assets                                                           60,745             18,182

Property and equipment, net                                                                    4,992              5,435
Deposits and other assets                                                                      1,046                603
                                                                                     ----------------    ---------------
                                                                                          $   66,783         $   24,220
                                                                                     ----------------    ---------------
                                                                                     ----------------    ---------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $     712           $    439
     Deferred revenue                                                                            125                425
     Accrued product development costs                                                           926              1,225
     Other accrued liabilities                                                                 1,738              1,293
     Current portion of long-term debt                                                         1,744              1,699
                                                                                     ----------------    ---------------
               Total current liabilities                                                       5,245              5,081

Long-term debt                                                                                   867              2,180
Commitments
Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized, none outstanding
     Common stock, $.0001 par value; 50,000,000 shares authorized, 15,077,433 and 11,120,293 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively, at amount paid in             108,965             55,842
     Additional paid-in capital                                                               32,226             31,588
     Deferred compensation                                                                      (795)            (1,170)
     Accumulated other comprehensive loss                                                       (180)                 -
     Accumulated deficit                                                                     (79,545)           (69,301)
                                                                                     ----------------    ---------------
               Total stockholders' equity                                                     60,671             16,959
                                                                                     ----------------    ---------------
                                                                                          $   66,783         $   24,220
                                                                                     ----------------    ---------------
                                                                                     ----------------    ---------------

(1) The balance sheet as of December 31, 1998 has been derived from the audited balance sheet as of that date included in the Company's Annual Report on Form 10-K.


                             See accompanying notes.

                                  ABGENIX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                             ---------------------------     ----------------------------
                                                                 1999           1998             1999            1998
                                                             ------------   ------------     ------------    ------------

 Revenues:
     Revenue from collaborative agreements from related
     parties (net of related contributions to Xenotech of
     $210 and $520 for the three and nine months ended
     September 30, 1998, respectively)                            $    -         $  212           $    -         $   710
      Contract revenue                                             3,670            175            5,390           1,298
                                                             ------------   ------------     ------------    ------------
              Total revenues                                       3,670            387            5,390           2,008

 Operating expenses:
      Research and development                                     4,493          3,120           14,371          11,976
      General and administrative                                   1,134            782            3,428           2,562
      Equity in income from the Xenotech joint venture               (18)            --             (558)             --
                                                             ------------   ------------     ------------    ------------
              Total operating expenses                             5,609          3,902           17,241          14,538
                                                             ------------   ------------     ------------    ------------
 Operating loss                                                   (1,939)        (3,515)         (11,851)        (12,530)
 Other income and expenses:
      Interest income                                               (762)          (328)          (1,954)           (657)
      Interest expense                                               102            118              347             428
                                                             ------------   ------------     ------------    ------------
 Net loss                                                       $ (1,279)      $ (3,305)       $ (10,244)      $ (12,301)
                                                             ------------   ------------     ------------    ------------
                                                             ------------   ------------     ------------    ------------
 Net loss per share                                             $  (0.09)      $  (0.31)        $  (0.73)       $  (3.27)
                                                             ------------   ------------     ------------    ------------
                                                             ------------   ------------     ------------    ------------
 Shares used in computing net loss per share                      15,023         10,716           14,049           3,767
                                                             ------------   ------------     ------------    ------------
                                                             ------------   ------------     ------------    ------------


                             See accompanying notes.

                                  ABGENIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  ---------------------------
                                                                     1999           1998
                                                                  ------------   ------------

Operating activities:
     Net loss                                                        $(10,244)     $(12,301)
     Adjustments to reconcile net loss to net cash used by
     operating activities:
         Equity in (income) losses of Xenotech                           (558)          520
         Depreciation and amortization                                  1,257         1,347
         Stock options issued to consultants                              638             -
         Changes in certain assets and liabilities:
            Prepaid expenses and other current assets                  (3,444)          180
            Deposits and other assets                                     100          (100)
            Accounts payable                                              273          (129)
            Deferred revenue                                             (300)            -
            Accrued product development costs                            (299)            -
            Accrued stock issuance costs                                    -         (1,200)
            Other accrued liabilities                                     445           (866)
                                                                  ------------   ------------
     Net cash used by operating activities                            (12,132)       (12,549)
                                                                  ------------   ------------
Investing activities:
     Purchases of marketable securities                               (59,237)       (26,148)
     Sales of marketable securities                                    22,774         14,562
     Capital expenditures                                                (424)          (528)
     Contributions to Xenotech                                              -           (417)
                                                                  ------------   ------------
     Net cash used by investing activities                            (36,887)       (12,531)
                                                                  ------------   ------------
Financing activities:
     Net proceeds from issuances of common stock                       53,123         20,031
     Net proceeds from issuances of redeemable convertible
     preferred stock                                                        -          3,936
     Principal payments on long-term debt and capital lease
     obligations                                                       (1,268)        (1,221)
                                                                  ------------   ------------
     Net cash provided by financing activities                         51,855         22,746
                                                                  ------------   ------------
Net increase (decrease) in cash and cash equivalents                    2,836         (2,334)

Cash and cash equivalents at the beginning of the period                1,415          4,617
                                                                  ------------   ------------
Cash and cash equivalents at the end of the period                    $ 4,251        $ 2,283
                                                                  ------------   ------------
                                                                  ------------   ------------


                                  See accompanying notes.

                                  ABGENIX, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.       BASIS OF PRESENTATION

The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1998 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on March 18, 1999. The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any other future period.


2.       NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.


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

In January 1999, the Company entered into a multi-antigen research license and option agreement with Genentech. Under the agreement, the Company granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets, but not more than two in any one year, over the agreement's six year term. Included in the ten are the two previously identified antigen targets under the now superseded research license and option agreement at the new option, license fee and milestone payment levels. The agreement can be renewed by Genentech for up to an additional four targets over a subsequent three year period. Genentech acquired 495,356 shares of the Company's common stock for an aggregate purchase price of $8,000,000. To renew the agreement at the end of the sixth year, Genentech must purchase an additional $2,500,000 of the Company's common stock at a 50% premium to the then current market price.

In March 1999, the Company entered into a research collaboration agreement with BASF Bio-research Corporation ("BASF"). Under the agreement, BASF can utilize Abgenix's XenoMouse technology to develop fully human antibodies to an undisclosed antigen target. In return, Abgenix will receive an upfront research payment, and could receive additional fees and milestone payments plus royalties on future product sales by BASF, if any. BASF will be responsible for product development, manufacturing and marketing of any products developed through the collaboration.

In April 1999, the Company entered into a research, option and license agreement with Amgen, Inc. ("Amgen"). Under the agreement, the Company will use its XenoMouse-TM- technology to generate for Amgen fully human monoclonal antibodies to an undisclosed antigen. In return, Abgenix will receive an upfront research payment and could receive additional fees and milestone payments plus royalties on future product sales by Amgen, if any. Amgen will be responsible for product development, manufacturing, and marketing of any products developed through the collaboration.

In June 1999, the Company entered into a collaboration agreement with Japan Tobacco, Inc. on ABX-IL8 clinical development. Under the agreement, Japan Tobacco will make certain payments to the Company and, subject to additional payments, could potentially receive the right to use clinical data generated by the Company in its own regulatory filings in Japan, Taiwan and Korea.

In July 1999, the Company entered into a collaboration agreement with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) to develop antibodies that could potentially protect U.S. troops during biological warfare. Under the agreement, USAMRIID will use the Company's Xenomouse technology to make fully human monoclonal antibodies against filoviruses. In October 1999, the Company expanded this agreement to include viral infections attributed to poxviruses.


5.       SUBSEQUENT EVENTS

In November 1999, Pfizer has exercised its option to expand its research collaboration with the Company to include a third antigen target in the field of cancer. After the exercise of an option by Pfizer, the Company could receive potential license fees and milestone payments of up to approximately $8.0 million per antigen upon completion of certain milestones, including preclinical and clinical trials and receipt of regulatory approval. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on future product sales by Pfizer. Pfizer will be responsible for manufacturing, product development and marketing of any products developed through our collaboration.

COMMON STOCK

On November 10, 1999, the Company announced that it is contemplating a private placement of newly issued shares of common stock to qualified institutional and other accredited investors. See Item 5 and Exhibit 99.1 of this Report.

NONSTATUTORY STOCK OPTION PLAN

In October 1999, the Board of Directors
approved the 1999 Nonstatutory Stock Option Plan, which authorizes the Company to grant options for the purchase of 1,400,0000 shares of common stock to employees and consultants. As of October 31, 1999, the Company has granted options to purchase 200,200 shares under the plan. The Company grants stock options under the plan at no less than the public market closing price of the underlying common stock on the date of grant. Options granted under the plan generally have a term of ten years and vest over four years at the rate of 25% one year from the date of hire and 1/48 per month thereafter.

                                  ABGENIX, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE THE STATEMENTS IN PARAGRAPH TWO UNDER "OVERVIEW" REGARDING OUR COMMERCIALIZATION STRATEGY, THE STATEMENTS IN PARAGRAPH THREE UNDER "OVERVIEW" REGARDING FUTURE REVENUES FROM CURRENT AND POTENTIAL FUTURE COLLABORATIVE ARRANGEMENTS, THE STATEMENTS IN PARAGRAPH FIVE UNDER "LIQUIDITY AND CAPITAL RESOURCES" REGARDING EXPANSION OF RESEARCH AND DEVELOPMENT, USE OF AVAILABLE RESOURCES DURING FUTURE PERIODS, AND THE STATEMENTS IN PARAGRAPH SIX UNDER "LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE SUFFICIENCY OF OUR AVAILABLE RESOURCES TO MEET WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS, AND THE STATEMENTS BELOW UNDER "ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS", AMONG OTHERS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH HEREIN AND BELOW UNDER "ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS".

OVERVIEW

We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease and cancer. We have developed XenoMouse technology, a proprietary technology, which we believe enables quick generation of high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to commercialize either through corporate collaborations or internal product development programs.

We have established collaborative arrangements to use XenoMouse technology to produce fully human antibodies with twelve companies covering at least eighteen antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, transplant rejection, cardiovascular disease, growth factor modulation and infectious disease. Our collaborative partners include Cell Genesys, Inc., Pfizer Inc., Schering-Plough Research Institute, Genentech, Inc., Millennium BioTherapeutics, Inc., Research Corporation Technologies, Inc., Centocor, Inc., AVI BioPharma, Inc., BASF Bioresearch Corporation, Amgen, Inc., Japan Tobacco, Inc., and the U. S. Army. Of these collaborative partners, Pfizer, Genentech, Millennium BioTherapeutics, Cell Genesys, and the U. S. Army have each entered into collaborations with us specifying additional antigens for XenoMouse antibody development. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaborative arrangements vary, reflecting the value we add to the development of any particular product candidate. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the collaborative partner's antigen target for additional compensation. As an extension of this concept, we have granted one multi-antigen research license to Genentech, allowing Genentech to incorporate XenoMouse technology into early stages of its antibody product research efforts. We plan to pursue similar multi-antigen research licenses with new or existing collaborative partners. Our collaborative partners will need to obtain product licenses for any antibody product they wish to develop and commercialize.

The financial terms of our existing collaborations often include upfront payments, potential license fees and potential milestone payments paid to us by the collaborative partner. Based on our collaborative agreements entered into, these payments and fees may average $8.0 to $10.0 million per antigen target assuming our collaborative partner takes the antibody product candidate into development and ultimately to commercialization. In certain instances, the collaborative partner could make reimbursement payments to us for research that we conduct on its behalf. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the collaborative partner. Furthermore, the collaborative partner will be responsible for worldwide manufacturing, product development and marketing of any product developed through the collaboration.

Our dependence on collaborative and licensing arrangements with third parties subjects us to a number of risks. Agreements with collaborative partners typically allow them significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates. Even if we fulfill our obligations under a collaborative agreement, the collaborative partner can terminate the agreement at any time following proper written notice. If any collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially and adversely affected.

We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We have completed a multi-center confirmatory Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease. Our other three product candidates were generated using XenoMouse technology. We have completed a Phase I clinical trial for our fully human antibody product candidate in psoriasis, ABX-IL8, and recently completed a Phase I/II clinical trial in psoriasis. In addition, we entered a Phase I clinical trial for ABX-IL8 in rheumatoid arthritis in January 1999. We received FDA approval to enter a Phase I clinical trial for our fully human antibody product candidate in cancer, ABX-EGF, in July 1999. We are in preclinical development with our fully human antibody product candidate for use in the treatment of chronic immunological disorders, ABX-RB2.

We will expend significant capital to conduct clinical trials for these products. We believe that more extensive clinical data will enable us to enter into additional collaborative arrangements. We expect that this will substantially increase our capital needs over the next few years and increase operating losses. However, we believe that we will be able to receive more favorable fees and payments from our collaborative partners if we have completed significant development of these products.

In 1991, Cell Genesys and JT America, Inc. formed Xenotech, an equally owned joint venture, to develop XenoMouse technology and to commercialize products generated from XenoMouse technology. Upon the organization of Abgenix, Cell Genesys assigned its rights in Xenotech to us. Xenotech funds its research and development activities through capital contributions from Abgenix and JT America, Inc. and we are obligated to fund 50% of all Xenotech expenses. During 1995, 1996 and 1997, we derived revenues principally from performing research for Xenotech for the continued development of XenoMouse technology. We are currently in preliminary discussions with Japan Tobacco concerning a possible acquisition by Abgenix of some or all of Japan Tobacco's interest in Xenotech in exchange for cash or Abgenix common stock or a combination thereof. However, we may not consummate any transaction with Japan Tobacco. See "Item 5--Discussions with Japan Tobacco regarding Xenotech" for a description of our discussions with Japan Tobacco.

In connection with the grant of stock options since our organization on July 15, 1996, we have recorded aggregate deferred compensation of approximately $2.3 million through December 31, 1998, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $125,000 and $149,000 in the three months ended September 30, 1999 and 1998, respectively and $376,000 and $448,000 in the nine months ended September 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue under collaborative agreements from related parties for the three months and the nine months ended September 30, 1998 was $0.2 and $0.7, respectively. Revenue was derived principally from performing research for Xenotech. The development of XenoMouse technology was substantially completed in 1996 with modest ongoing research activities in 1997 and 1998. Therefore, we do not expect to recognize significant revenues from research performed on behalf of Xenotech in the future.

Contract revenue of $3.7 million in the three months ended September 30, 1999, included non-refundable fees totaling $1.6 million under the collaboration agreement with Japan Tobacco on ABX-IL8 clinical development. These fees were for the reimbursement of clinical trial costs and certain joint interest rights in data from the clinical trials. Additionally, in this period, contract revenue included fees for the achievement of research milestones, an execution fee for electing another antigen target and licensing fees for an antigen target, under existing collaborative agreements. Contract revenue of $0.2 million in the three months ended September 30, 1998, consisted of fees paid for the achievement of research milestones under collaborative agreements.

Contract revenue of $5.4 million in the nine months ended September 30, 1999, included non-refundable fees totaling $2.3 million under the collaboration agreement with Japan Tobacco on ABX-IL8 clinical development. These fees included, in addition to those recorded in the third quarter, an initial non-refundable fee of $0.6 million for the reimbursement of clinical trial costs. Additionally, in the nine month period ended September 30, 1999, contract revenue included non-refundable signing and option fees in connection with the execution of collaborative agreements, fees for the achievement of research milestones, an execution fee for electing another antigen target and licensing fees for an antigen target. Contract revenues of $1.3 million in the nine months ended September 30, 1998, consisted primarily of non-refundable signing fees in connection with the execution of collaborative agreements and fees for the achievement of research milestones under existing collaborative agreements.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and clinical trials of our product candidates and facilities expenses. Research and development expenses increased from $3.1 million in the three months ended September 30, 1998, to $4.5 million in the three months ended September 30, 1999, and from $12.0 million in the nine months ended September 30, 1998, to $14.4 million in the nine months ended September 30, 1999. The increases reflect primarily costs associated with increased personnel, the clinical trials of ABX-CBL and ABX-IL8, the valuation of stock options awarded to certain consultants and lab supplies. Additionally, the costs of Xenotech product licenses and increased legal costs related to patents impacted the increase in the nine months ended September 30, 1999.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased from $0.8 million in the three months ended September 30, 1998, to $1.1 million in the three months ended September 30, 1999, and from $2.6 million in the nine months ended September 30, 1998, to $3.4 million in the nine months ended September 30, 1999. The increases reflect primarily costs associated with increased personnel, including recruiting costs and an accrual for incentive compensation (which is based on our meeting certain annual objectives), additional investor relations costs due to being a publicly traded company, and increased financing activity, primarily related to our follow-on public offering.

Equity in income from the Xenotech joint venture in 1999 reflects our percentage ownership in the net income from the joint venture. In the nine months ended September 30, 1999, the joint venture recorded net income primarily from the sale of licenses to Abgenix and our partner, JT America, Inc. In the three months and nine months ended September 30, 1998, the joint venture incurred losses. For the three months and nine months ended September 30, 1998, our equity in those losses was netted against our revenues from the joint venture.

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

LIQUIDITY AND CAPITAL RESOURCES

Since formation, we have financed our operations primarily through:

-    capital contributions by, and borrowings from Cell Genesys;

-    private placements of our capital stock;

-    an initial public offering of common stock in 1998;

-    a follow-on public offering of common stock in March and April 1999;

-    revenue from collaborative arrangements;

-    equipment leaseline financings; and

-    loan facilities.

During the nine months ended September 30, 1999, we received cash proceeds of $53.2 million principally from the following financing activities:

- $42.3 million from the sale of 3,000,000 shares of common stock in a follow-on public offering in March 1999;

- $2.9 million from the sale of 208,000 shares of common stock in April 1999 pursuant to the exercise of the underwriters' over-allotment option granted in connection with the follow-on public offering; and

- $8.0 million from the sale of 495,356 shares of common stock to Genentech in January 1999.

We have incurred operating losses in each of the last three years of operation, including net losses of approximately $7.1 million in 1996, $35.9 million in 1997 and $16.8 million in 1998 and $10.2 million in the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $79.6 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, from the non-recurring cross-license and settlement charge and from general and administrative costs associated with our operations. See our Annual Report "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the cross-license and settlement. We expect to incur additional losses for the foreseeable future as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into collaborative arrangements. This will increase our need for capital and result in substantial losses for several years. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

Our net cash used in operating activities was $12.1 million and $12.5 million for the nine months ended September 30, 1999, and 1998, respectively. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

As of September 30, 1999, we had cash, cash equivalents and marketable securities of $55.9 million. We have invested the net proceeds of our initial and follow on public offerings in highly liquid, interest bearing, investment grade securities. We have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the five year U.S. Treasury rate. We also have a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (9.25 % at September 30, 1999, and 8.75 % at December 31, 1998). As of September 30, 1999, no further borrowings were available under the construction financing line.

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

-      scope and results of preclinical testing and clinical trials;

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

-      investment in, or acquisition of, other companies;

-      product in-licensing; and

-      other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities and the cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may have a material and adverse effect on our business, financial condition and results of operations.

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

Our plan to resolve the Year 2000 issue is based on a recently completed assessment of our exposure. All of our time-sensitive software is widely used and purchased from major vendors, all of whom have announced that their software is either currently Year 2000-compliant or will be made so with upgrades before the end of 1999. We have already purchased the Year 2000-compliant upgrade of our accounting system. We have determined that each of our personal computers, telephone voice mail and network equipment is compliant. In addition, we will be gathering information about the Year 2000 compliance status of third parties with whom we have significant relationships to determine the extent to which our operations are vulnerable to these third parties' failure to solve their own Year 2000 issue. None of our systems interface with those of third parties.

Upgrading the accounting system was already planned in order to acquire the benefits of its improved features, and was not accelerated by the Year 2000 issue. The total cost of our compliance with the Year 2000 issue was less than $50,000.

We believe we have an effective program in place to resolve the Year 2000 issue in a timely manner. However, should our software vendors be unable to address the Year 2000 compliance of their products, or should our suppliers' operations be disrupted by the Year 2000 issue, then our ability to serve our collaborative partners and develop products may be materially and adversely impacted. Our contingency plans for minimizing the impact include increasing supplies of materials used in clinical trials, establishing accounts with alternate vendors, and temporarily employing manual accounting systems until alternate systems can be installed.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Abgenix became a public company in July 1998. Included here are risk factors as updated from the Company's Annual Report. The following factors represent current challenges that we face which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could materially and adversely effect our results of operations, business, or financial position.

OUR XENOMOUSE TECHNOLOGY MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS.

Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology. We are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at a very early stage of development. We have begun clinical trials with respect to only two fully human antibody product candidates, ABX-IL8 and ABX-EGF. We cannot be certain that XenoMouse technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential collaborative partners or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially and adversely affected.

CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES WILL BE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN.

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

As of October 31, 1999, three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

In addition, our other product candidate is in preclinical development, and we have not submitted investigational new drug applications nor begun clinical trials for this product candidate. Our preclinical or clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. Our clinical trials may not commence as planned.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:
       - inability to manufacture sufficient quantities of materials for use in clinical trials;

       -      slower than expected rate of patient recruitment;

       -      inability to adequately follow patients after treatment;

       -      unforeseen safety issues;

       -      lack of efficacy during the clinical trials; or

       -      government or regulatory delays.

We have limited experience in conducting and managing clinical trials. We rely on third parties, including our collaborative partners, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under our agreements with them.

Our product candidates may fail to demonstrate safety and efficacy in clinical trials. This failure may delay development of other product candidates, and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may also be unable to obtain additional financing. Any delays in, or termination of, our clinical trials will materially and adversely affect our business, financial condition and results of operations.

THE CLINICAL SUCCESS OF ABX-CBL IS UNCERTAIN.

We recently completed a multi-center confirmatory Phase II trial in graft versus host disease, or GVHD, with our mouse antibody, ABX-CBL.

As of October 31, 1999, ABX-CBL had been administered to a total of only 162 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 162 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval.

In our clinical trials, data from 27 patients was used for our preliminary Phase II report submitted to the FDA. As an extension to the original Phase II trial protocol, we filed for and received permission from the FDA to enroll additional patients. Our application to the FDA for approval to advance to a registration clinical trial contained the original Phase II data plus all additional data then available from the extension protocol. The results of the extension protocol may not be favorable or may not extend the findings of the original Phase II study. In addition, the FDA may view our application as insufficient and require additional clinical trials before allowing us to commence a registration clinical trial. Even if we conduct a randomized, controlled registration study, there are several issues that could adversely affect the results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study, and response rates required to achieve statistical significance in the study. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. Additional clinical trials will be extensive, expensive and time-consuming. If ABX-CBL fails to receive regulatory approval, our business, financial condition and results of operations may be materially and adversely affected.

SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS IS UNCERTAIN.

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

       - failure by our collaborative partners to successfully develop products; and

       -      failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our collaborative partners may not result in any commercially viable products. To date, only one of our collaborative partners has exercised its right to obtain a product license. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

WE ARE AN EARLY STAGE COMPANY.

You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory and sales and marketing activities to commercialize current and future product candidates. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE HAVE A HISTORY OF LOSSES.

We have incurred net losses in each of the last four years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997, and $16.8 million in 1998. We have also incurred net losses of approximately $10.2 million in the nine months ended September 30, 1999. As of September 30, 1999, our accumulated deficit was approximately $79.5 million. Our losses have resulted principally from:

       - research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

       - cross-license and settlement costs relating to our patent portfolio; and

       -      general and administrative costs relating to our operations.

We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into collaborative arrangements. This will increase our need for capital and result in substantial losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to June 1996 our business was owned by Cell Genesys and operated as a business unit. Since that time, we have funded our research and development activities primarily from:

       -      contributions from Cell Genesys;

       -      private placements of our capital stock;

       -      the initial public offering of our common stock;

       -      the follow-on public offering of our common stock;

       -      revenues generated from our collaborative arrangements;

       -      equipment leaseline financings; and

       -      loan facilities.

We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, these payments have been in the form of upfront payments, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:

       -      enter into further collaborative arrangements;

       -      successfully complete preclinical or clinical trials;

       -      obtain required regulatory approvals;

       -      successfully develop, manufacture and market product candidates;
              or

       -      generate additional revenues or profitability.

If we fail to achieve any of the above goals, our business, financial condition and results of operations will be materially and adversely affected.

WE WILL NEED TO FIND COLLABORATIVE PARTNERS TO DEVELOP MANY OF OUR PRODUCT CANDIDATES.

Our strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation of collaborative arrangements with collaborative partners. Potential collaborative partners include pharmaceutical and biotechnology companies, academic institutions and other entities. We must enter into these collaborations to successfully develop and commercialize product candidates. These collaborations are necessary in order for us to:

       - access proprietary antigens for which we can generate fully human antibody products;

       -      fund our research and development activities;

       -      fund preclinical testing, clinical trials and manufacturing;

       -      seek and obtain regulatory approvals; and

       -      successfully commercialize existing and future product candidates.

Only a limited number of fully human antibody product candidates have been generated pursuant to our collaborations. None of these collaborative product candidates has entered clinical testing and may not result in commercially successful products. Current or future collaborative arrangements may not be successful. If we fail to maintain our existing collaborative arrangements or to enter into additional collaborative arrangements, our business, financial condition and results of operations will be materially and adversely affected.

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement at any time following proper written notice. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially and adversely affected. If we are not able to establish further collaborative arrangements or any or all of our existing collaborative arrangements are terminated, we may be required to seek new collaborative arrangements or to undertake product development and commercialization at our own expense. Such an undertaking may:

       - limit the number of product candidates that we will be able to develop and commercialize;

       -      reduce the likelihood of successful product introduction;

       -      significantly increase our capital requirements; and

       -      place additional strain on management's time.

Existing or future collaborative partners may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between us and our collaborative partners may lead to delays or termination in the research, development or commercialization of product candidates or result in time consuming and expensive litigation or arbitration. If our collaborative partners pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially and adversely affected.

OUR JOINT VENTURE WITH JT AMERICA INC. MAY LIMIT OUR ABILITY TO DEVELOP PRODUCT CANDIDATES.

In 1991, Cell Genesys and JT America Inc. formed Xenotech, LP, an equally-owned joint venture, to develop genetically modified strains of mice which can produce fully human monoclonal antibodies, called XenoMouse technology, and to commercialize products generated from XenoMouse technology. Upon our organization, Cell Genesys assigned its rights in Xenotech to us.

We must obtain licenses from Xenotech to commercialize antibody products generated by XenoMouse technology. We have the right to license the use of XenoMouse technology from Xenotech to develop a certain number of antigen targets each year in exchange for royalty payments. If we have used our yearly allotment of licenses to develop antigen targets and desire to acquire a license to develop additional antigen targets, we may have to negotiate with JT America Inc. or others to acquire such rights. Disputes with JT America Inc., or its parent company Japan Tobacco, Inc., may result in the loss of the right to commercialize a product candidate by either party. Limits on our ability to acquire additional licenses to develop antigen targets, or disputes with JT America

Inc. or Japan Tobacco, will limit our ability to establish collaborations and fully realize the commercial potential of XenoMouse technology.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE.

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

Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp. markets an organ transplant rejection product that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., Medarex and OSI Pharmaceuticals, Inc. have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials. We may also compete with Japan Tobacco in supplying XenoMouse technology or antibody product candidates to potential collaborative partners.

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

MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN.

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

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our antibody products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. For example, antibody products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we or our collaborative partners develop. If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

OUR PATENT POSITION IS UNCERTAIN AND OUR SUCCESS DEPENDS ON OUR PROPRIETARY RIGHTS.

Our success depends in part on our ability to:

       -      obtain patents;

       -      protect trade secrets;

       -      operate without infringing upon the proprietary rights of others;
              and

       -      prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We have one issued patent in the United States, one issued patent in Europe and several pending patent applications in the United States relating to XenoMouse technology. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

WE MAY FACE CHALLENGES FROM THIRD PARTIES REGARDING THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS.

Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of infringement or violation, we and our collaborative partners may be prevented from pursuing product development or commercialization. Such a result will materially and adversely affect our business, financial condition and results of operations.

In March 1997, we entered into a cross-license and settlement agreement with GenPharm to avoid protracted litigation. Under the cross-license, we licensed on a non-exclusive basis certain patents, patent applications, third-party licenses, and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. Our business, financial condition and results of operations will be materially and adversely affected if any of the parties breaches the cross-license agreement. We have one issued European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

We are aware of at least two companies that each have a patent claiming the use of antibodies to the EGF receptor in combination with chemotherapy. We believe that our antibody product candidate targeting the EGF receptor, ABX-EGF, may be effective without use in combination with chemotherapy and is not covered by such claims. If clinical trials demonstrate that combination therapy is preferable or necessary in the treatment of patients, we may desire to or be required to obtain a license under these claims from a third party in order to commercialize ABX-EGF. The license may not be available on commercially reasonable terms, if at all.

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

If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially and adversely affect our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. For example, we have not received FDA approval to commence registration clinical trials for ABX-CBL. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

       - adversely affect the successful commercialization of any drugs that we or our collaborative partners develop;

       -      impose costly procedures on us or our collaborative partners;

       - diminish any competitive advantages that we or our collaborative partners may attain; and

       -      adversely affect our receipt of revenues or royalties.

Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Compliance with other regulatory requirements may not be maintained. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our contract manufacturers may be subject to sanctions, including:

    -     delays;

    -     warning letters;

    -     fines;

    -     product recalls or seizures;

    -     injunctions;

    - refusal of the FDA to review pending market approval applications or supplements to approval applications;

    -     total or partial suspension of production;

    -     civil penalties;

    -     withdrawals of previously approved marketing applications; and

    -     criminal prosecutions.

We expect to rely on our collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, our collaborative partners will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. Delays and limitations may materially and adversely affect our business, financial condition and results of operations.

We and our contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, our business, financial condition and results of operations will be materially and adversely affected.

WE RELY ON A SOLE SOURCE THIRD-PARTY MANUFACTURER AND DO NOT HAVE COMMERCIAL SCALE MANUFACTURING EXPERIENCE.

We lack the resources and capability to manufacture our products on a commercial scale. We currently manufacture limited quantities of antibody products for preclinical testing. While we maintain a limited inventory of antibody products, we depend on a sole source contract manufacturer to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations for use in our clinical trials. Our contract manufacturer has a limited number of facilities in which our product candidates can be produced. Our contract manufacturer has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization.

There are, on a worldwide basis, a limited number of contract facilities in which our product candidates can be produced under good manufacturing practice regulations for use in pharmaceutical drugs. It can also take a substantial period of time for a contract facility to begin producing antibodies under good manufacturing practice regulations. Accordingly, we depend on our contract manufacturer to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Our contract manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially and adversely affected. We may decide to manufacture our product candidates in quantities sufficient for conducting clinical trials or for commercialization. If we make this decision, we will face the same risks and encounter the same difficulties as contract manufacturers.

In addition, Abgenix and our third-party manufacturer are required to register manufacturing facilities with the FDA and foreign regulatory authorities. The facilities will then be subject to inspections confirming compliance with good manufacturing practice requirements established by the FDA or corresponding foreign regulations. If Abgenix or our third-party manufacturer fails to maintain compliance with the good manufacturing practice requirements, our business, financial condition and results of operations will be materially and adversely affected.

WE DO NOT HAVE MARKETING AND SALES EXPERIENCE.

We do not have a marketing, sales or distribution capability. For certain products, we may establish an internal marketing and sales force. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales experience or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially and adversely affected.

WE DEPEND ON KEY PERSONNEL AND MUST CONTINUE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS.

We are highly dependent on the principal members of our scientific and management staff. If we lose any of these persons, our business, financial condition and results of operations may be materially and adversely affected. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.

In addition, we rely on members of our Scientific Advisory Board and other consultants to assist us in formulating our research and development strategy. All of our consultants and the members of our Scientific Advisory Board are employed by other entities. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us. If we lose the services of these personnel, the achievement of our development objectives may be impeded. Such impediments may materially and adversely affect our business, financial condition and results of operations.

DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK.

As of September 30, 1999, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 28.9% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders. These matters include the election of directors and the approval of mergers or other business combination transactions. We may be adversely impacted by the control that such stockholders will have with respect to matters affecting us.

WE MAY REQUIRE ADDITIONAL FINANCING.

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

    -     the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements;

    -     investment in, or acquisition of, other companies;

    -     product in-licensing; and

    -     other factors not within our control.

We believe that our cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements for at least the next two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative arrangements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.

CELL GENESYS EXERCISES SIGNIFICANT INFLUENCE OVER US.

As of September 30, 1999, Cell Genesys beneficially owned approximately 22.5% of our outstanding common stock. As a result, Cell Genesys will have significant influence over all matters requiring the approval of our stockholders. These matters include the election of our board of directors and changes in control of Abgenix. We have entered into a governance agreement with Cell Genesys which provides that so long as Cell Genesys or a group to which it belongs owns a specific percentage of our outstanding voting stock, Cell Genesys or the group shall have the right to nominate a fixed number of directors to serve on our board. So long as Cell Genesys or the group owns less then 25% but greater than 15% of our common stock, Cell Genesys has the right to nominate one out of seven directors to serve on our board. The governance agreement also provides that Cell Genesys and each of our officers and directors who owns voting stock shall agree to vote for the persons nominated as set forth above. We may be adversely impacted by the significant influence that Cell Genesys will have with respect to matters affecting us.

On October 18,1999, Genzyme Corporation announced that it had entered into a definitive agreement with Cell Genesys under which Genzyme will acquire Cell Genesys. Following the completion of that acquisition, Genzyme will acquire Cell Genesys' rights, including the rights under the governance agreement, the right to direct us to make antibodies to two antigens per year and other rights under our current gene therapy rights agreement with Cell Genesys.

WE FACE UNCERTAINTY OVER REIMBURSEMENT AND HEALTHCARE REFORM.

In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE
INSURANCE.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials. Our insurance coverage limits are $5.0 million per occurrence and $5.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially and adversely affected.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS.

Our research and manufacturing activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially and adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE IS HIGHLY VOLATILE.

The market price of our common stock has been highly volatile and is likely to continue to be volatile. The market price and trading volume of shares of our common stock are volatile, and we expect them to continue to be volatile for the foreseeable future. For example, during the previous 52 weeks ending November 9, 1999, our common stock traded at a high of $52.00 per share and a low of $8.50 per share. Factors affecting our stock price include:
    -     fluctuations in our operating results;

    -     announcements of technological innovations or new commercial therapeutic products by us or our competitors;

    -     published reports by securities analysts;

    -     progress with clinical trials;

    -     government regulation;

    -     changes in reimbursement policies;

    -     developments in patent or other proprietary rights;

    -     developments in our relationship with collaborative partners;

    -     public concern as to the safety and efficacy of our products;

    -     sales of a significant number of shares by our collaborative partners;
          and

    -     general market conditions.

WE HAVE IMPLEMENTED A STOCKHOLDER RIGHTS PLAN AND WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS.

In June 1999, our board of directors adopted a stockholder rights plan. The stockholder rights plan provides for a dividend distribution of one preferred shares purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each right will become exercisable following the tenth day after a person or group (other than Cell Genesys or its affiliates, successors or assigns) announces acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned approximately 22.5% of our outstanding common stock as of September 30, 1999, each right will become exercisable following the tenth day after it announces the acquisition of 25% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of 25% or more of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more (or in the case of Cell Genesys, or its affiliates, successors or assigns, 25% or more) of our common stock.

The stockholder rights plan and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of Abgenix. This could limit the price that certain investors might be willing to pay in the future for our shares of common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws allow us to:

       - issue preferred stock without any vote or further action by the stockholders;

       - eliminate the right of stockholders to act by written consent without a meeting;

       - specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings; and

       -      eliminate cumulative voting in the election of directors.

We are subject to certain provisions of Delaware law which could also delay or make more difficult a merger, tender offer or proxy contest involving Abgenix. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of Abgenix, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR COMMON STOCK.

We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends on our common stock in the foreseeable future.

WE FACE UNCERTAINTY WITH YEAR 2000 COMPLIANCE.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive supplies from our vendors, or operate our accounting and other internal systems. If our software vendors are unable to address the Year 2000 compliance of their products, or should our suppliers' operations be disrupted by the Year 2000 issue, then our ability to serve collaborative partners and develop products may be materially and adversely affected.

PART II

         ITEM 1 - LEGAL PROCEEDINGS

         Not applicable.


         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         USE OF PROCEEDS

         In July 1998, we closed an initial public offering of 2,875,000 shares of our common stock at a per share price of $8.00 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49415), which was declared effective on July 2, 1998. The managing underwriters for our offering were BancAmerica Robertson Stephens (now BancBoston Robertson Stephens Inc.) and Lehman Brothers Inc. Of the $23,000,000 in gross proceeds raised in connection with the offering, (i) $1,610,000 was paid to the managing underwriters in connection with underwriting discounts and (ii) approximately $1,359,000 was paid by us in connection with expenses, including legal, printing and filing fees, in connection with the offering. Of the remaining net proceeds, we paid $3,750,000 pursuant to the cross-license and settlement with GenPharm and spent the remainder on research and development activities through June 30, 1999. There were no direct or indirect payments to any of our directors or officers or to any other person or entity. No material amount of the proceeds from the offering were used for the construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses.


         RECENT SALES OF UNREGISTERED SECURITIES

         Not applicable


         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable


         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable


         ITEM 5 - OTHER INFORMATION

         DISCUSSIONS WITH JAPAN TOBACCO REGARDING XENOTECH

         We are currently in preliminary discussions with Japan Tobacco concerning our possible acquisition of some or all of Japan Tobacco's interest in Xenotech in exchange for cash or shares of our common stock or a combination thereof. The structure and price of any such transaction has not been agreed to. In connection with the possible acquisition, we may enter into an agreement with Japan Tobacco, granting Japan Tobacco certain rights to use XenoMouse technology and to commercialize products generated therefrom. The discussions regarding these transactions are very preliminary and a transaction may not ultimately be consummated.

         CLINICAL TRIALS FOR ABX-IL8

         In October 1999, we completed a Phase I/II multi-center, multi-dose, dose escalating, placebo-controlled clinical trial with ABX-IL8 including 45 moderate to severe psoriasis patients. Preliminary findings of this study indicate that ABX-IL8 was safe and well tolerated at all dose levels tested. In addition, a preliminary review of multiple activity measures all indicated improvement with ABX-IL8 treated patients in a dose dependent manner. Further details of study results are expected to be presented at the PSORIASIS: FROM GENE TO CLINIC meeting in London on December 2, 1999. Extensive additional clinical trials will be required to establish efficacy. We plan to conduct additional Phase II trials in 2000.

         COMMON STOCK

         On November 10, 1999, we announced that we are contemplating a private placement of newly issued shares of common stock to institutional and other accredited investors. A copy of the press release is attached to this Report as Exhibit 99.1.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

              EXHIBIT NO.                        CAPTION
              -----------                        -------
                    27.1       Financial Data Schedule
                    99.1       November 10, 1999 Press Release


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999.

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

                                INDEX TO EXHIBITS


EXHIBITS

27.1     Financial Data Schedule
99.1     Press Release dated 11/10/99