Form 10-K405
period 1999-12-31
ABGENIX INC
filed 2000-03-28
CIK 1052837

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

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                       COMMISSION FILE NUMBER 000-24207.
                            ------------------------
                                 ABGENIX, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                            94-3248826
    (State or other jurisdiction of               (IRS employer
    incorporation or organization)             identification No.)

  7601 DUMBARTON CIRCLE, FREMONT, CA                  94555
(Address of principal executive office)            (Zip Code)

                                 (510) 608-6500
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) IF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                               $0.0001 PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 was $5,153,988,184. The number of shares of Common Stock, $0.0001 par value, outstanding on February 29, 2000, was 19,979,364.

    Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held May 3, 2000 (the "Proxy Statement"), are incorporated herein by reference into Part III.

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

OVERVIEW

    We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse technology, a proprietary technology, which we believe offers many advantages, including rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. In addition, we believe our technology offers advantages in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build and commercialize a large and diversified product portfolio through the establishment of corporate collaborations and internal product development programs. We have collaborative arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. In addition, we have four proprietary antibody product candidates that are under development internally, three of which are in human clinical trials.

OUR XENOMOUSE TECHNOLOGY COLLABORATIONS

    We have established collaborative arrangements to use our XenoMouse technology to produce fully human antibodies for seventeen partners covering numerous antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. Our collaborative partners include Pfizer, Schering-Plough, BASF, Genentech, Amgen, Millennium, Elan, Chiron, Human Genome Sciences, CuraGen, Centocor/Johnson and Johnson, Gliatech, Research Corporation Technologies, Japan Tobacco, Cell Genesys, AVI BioPharma, and the U.S. Army. Of these collaborative partners, Pfizer, Genentech, Millennium, Cell Genesys, Japan Tobacco and the U.S. Army have each entered into new or expanded collaborations with us specifying additional antigens for XenoMouse antibody development.

    The financial terms of the XenoMouse technology collaborations typically include upfront payments, potential license fees and milestone payments payable to us by the collaborative partner assuming the partner takes the product candidate into development and ultimately to commercialization. Additionally, if a product receives marketing approval from the United States Food and Drug Administration or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the collaborative partner.

    Our collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the collaborative partner's antigen target for additional compensation. Our collaborative partners will need to obtain product licenses for any antibody product they wish to develop and commercialize.

OUR PROPRIETARY PRODUCTS

    We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We completed a multi-center Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. Following completion of the Phase II trial, we initiated a Phase III clinical trial in December 1999. Our other three antibody product candidates were generated using XenoMouse technology. We completed Phase I and Phase I/II clinical trials for our fully human antibody product candidate in psoriasis, ABX-IL8. We plan to conduct additional Phase II clinical trials in 2000. We initiated a Phase I clinical trial for ABX-EGF in cancer in 1999 and patient enrollment is ongoing. We are in preclinical development with one other fully human antibody product candidate, ABX-RB2, for use in the treatment of chronic immunological disorders.

RECENT DEVELOPMENTS

    In December 1999, we formed collaborations with two leading genomics companies, Human Genome Sciences and CuraGen. Under these collaborations, our XenoMouse technology may be used to generate antibody product candidates that could be developed and commericalized by our partners, ourselves or third parties.

    In December 1999, we completed the acquisition of Japan Tobacco's 50% interest in the Xenotech joint venture. As a result, we now have full ownership and control of the XenoMouse technology. In addition, we no longer have royalty payment obligations with Japan Tobacco or any contractual constraints on the number of product licenses available for the XenoMouse technology.

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

    All antibodies have a common core structure composed of four subunits, two identical light (L) chains and two identical heavy (H) chains, named according to their relative size. The heavy and light chains are assembled within the B cell to form an antibody molecule that consists of a constant region and a variable region. As shown in the diagram below, an antibody molecule may be represented schematically in the form of a "Y" structure.

["ANTIBODY STRUCTURE"

    This illustration shows a Y-shaped antibody structure composed of two "Heavy Chains" and two "Light Chains." The heavy chains form the base and branches of the "Y," while the shorter light chains only run parallel to the arms of the "Y." A legend indicates that shaded areas represent "Constant Domain," and unshaded areas represent "Variable Domain." The top halves of the light chains are unshaded, while the remainder is shaded. The upper tips of the heavy chains are unshaded, while the remainder is shaded.]

    The base of the "Y," together with the part of each arm immediately next to the base, is called the constant region because its structure tends to be very similar across all antibodies. In contrast, the variable regions are at the end of the two arms and are unique to each antibody with respect to their three-dimensional structures and protein sequences. Because variable regions define the specific binding sites for a variety of antigens, there is a need for significant structural diversity in this portion of the antibody molecule. Such diversity is achieved in the body primarily through a unique mode of assembly involving a complex series of recombination steps for various gene segments of the variable region, including the V, D and J segments (see the diagram following).

["GENETIC MAKEUP OF XENOMOUSE"

    Four gene segments, represented by numerically labeled squares within rectangles, are labeled "DNA Before Recombination (Heavy Chain)." One arrow from a particular section of each of the four segments points toward a combined segment and demonstrates how recombination produces an antibody gene. The "Antibody Gene Assembled By Recombination" is represented by a rectangle containing four numerically labeled squares. An arrow leads from this antibody gene to a Y-shaped antibody, labeled "Antibody Heavy Chain Produced By Gene."]

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

  ANTIBODIES AS PRODUCTS

    Recent advances in the technologies for creating and producing antibody products coupled with a better understanding of how antibodies and the immune system function in key disease states have led to renewed interest in the commercial development of antibodies as therapeutic products. According to a recent survey by the Pharmaceutical Research and Manufacturers of America, antibodies account for over 20% of all biopharmaceutical products in clinical development. As of September 30, 1999, we are aware of eight antibody therapeutic products approved for marketing in the United States. These products are Orthoclone, ReoPro, Rituxan, Zenapax, Herceptin, Synagis, Remicade and Simulect. These products are currently being marketed for a wide range of medical disorders such as transplant rejection, cardiovascular disease, cancer and infectious diseases.

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

  LIMITATIONS OF CURRENT APPROACHES TO DEVELOPMENT OF ANTIBODY PRODUCTS

    Despite the early recognition of antibodies as promising therapeutic agents, most approaches thus far to develop them as products have been met with a number of commercial and technical limitations. Initial efforts were aimed at the development of hybridoma cells, which are immortalized mouse antibody-secreting B cells. These hybridoma cells are derived from normal mouse B cells that have been genetically manipulated so that they are capable of reproducing over an indefinite period of time. They are then cloned to produce a homogeneous population of identical cells that produce one single type of mouse antibody capable of recognizing one specific antigen ("monoclonal antibody").

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

    Recognizing the limitations of mouse monoclonal antibodies, researchers have developed a number of approaches to make them appear more human-like to a patient's immune system. For example, improved forms of mouse antibodies, referred to as "chimeric" and "humanized" antibodies, are genetically engineered and assembled from portions of mouse and human antibody gene fragments. While these chimeric and humanized antibodies are more human-like, they still retain a varying amount of the mouse antibody protein sequence, and accordingly may continue to trigger the HAMA response.

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

["EVOLUTION OF ANTIBODY TECHNOLOGIES"

    This diagram depicts four Y-shaped figures, extending horizontally across the page, which represent antibodies produced by four alternate methods. From left to right, the figures are labeled "Ordinary Mouse," "Chimeric," "Humanized" and "XenoMouse," with arrows connecting the labels. A legend indicates that shaded areas represent mouse protein while unshaded areas represent human protein. The left-most Y-shaped figure is entirely shaded and below is labeled "100% Mouse Protein." The next figure from the left is unshaded with a thick shaded stripe on each upper arm of the "Y" and below is labeled "34% mouse protein." The following figure from the left is unshaded with three small shaded stripes on each upper arm of the "Y" and below is labeled "10% mouse protein." The right-most figure is completely unshaded and below is labeled "100% Human Protein."]

  HUMAN ANTIBODIES

    The HAMA response can potentially be avoided through the generation of antibody products with fully human protein sequences. Such fully human antibodies may increase the market acceptance and expand the use of antibody therapeutics. Several antibody technologies have been developed to produce antibodies with 100% human protein sequences (see the diagram above). One approach to generating human antibodies, called "phage display" technology, involves the cloning of human antibody genes into bacteriophage, viruses that infect bacteria, in order to display antibody fragments on the surfaces of bacteriophage particles. This approach attempts to mimic IN VITRO the immune surveillance and affinity maturation processes that occur in the body. Because phage display technology cannot take advantage of the naturally occurring IN VIVO affinity maturation process, the antibody fragments initially isolated by this approach are typically of moderate affinity. In addition, further genetic engineering is required to convert the antibody fragments into fully assembled antibodies and significant manipulation, taking from several months to a year, may be required to increase their affinities to a level appropriate for human therapy. Before preclinical or clinical material can be produced, the gene encoding the antibody derived from phage display technology must, as with a humanized antibody, be introduced into a recombinant cell line.

    Two additional approaches involving the isolation of human immune cells have been developed to generate human antibodies. One such approach is the utilization of immunodeficient mice that lack both B and T cells. Human B cells and other immune tissue are transplanted into these mice which are then subsequently immunized with target antigens to stimulate the production of human antibodies. However, this process is generally limited to generating antibodies only to nonhuman antigens or antigens to which the human B cell donor had previously responded. Accordingly, this approach may not be suitable for targeting many key diseases such as cancer, and inflammatory and autoimmune disorders where antibodies to human antigens may be required for appropriate therapy. The other approach involves collecting human B cells that have been producing desired antibodies from patients exposed to a specific virus or pathogen. As with the previous approach, this process may not be suitable for targeting diseases where antibodies to human antigens are required, and therefore is generally limited to infectious disease targets which will be recognized as foreign by the human immune system.

THE ABGENIX SOLUTION--XENOMOUSE TECHNOLOGY

    Our approach to generating human antibodies with fully human protein sequences is to use genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system. Rather than engineering each antibody product candidate, these transgenic mice capitalize on the natural power of the mouse immune system in surveillance and affinity maturation to produce a broad repertoire of high affinity antibodies. By introducing human antibody genes into the mouse genome, transgenic mice with such traits can be bred indefinitely. Importantly, these transgenic mice are capable of generating human antibodies to human antigens because the only human products expressed in the mice (and therefore recognized as "self") are the antibodies themselves. Any other human tissue or protein is thus recognized as a foreign antigen by the mouse and an immune response will be mounted. Abnormal production of certain human proteins, such as cytokines and growth factors or their receptors has been implicated in various human diseases. Neutralization or elimination of these abnormally produced or regulated human proteins with the use of human antibodies could ameliorate or suppress the target disease. Therefore, the ability of these transgenic mice to generate human antibodies against human antigens could offer an advantage to drug developers compared with some of the other approaches described previously. A challenge with this approach, however, has been to introduce enough of the human antibody genes in appropriate configuration into the mouse genome to ensure that these mice are capable of recognizing the broad diversity of antigens relevant for human therapies.

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

    Another approach to generating fully human antibodies in mice being pursued by a competitor is the so called transchromosomic mice. The transchromosomic mice refers to a strain of mice that is bred with an extra chromosome, specifically human chromosome 14 that contains all of the antibody genes. The transchromosomic mice technology is relatively new and it is not yet known how useful the technology will be.

XENOMOUSE TECHNOLOGY ADVANTAGES

    We believe that our XenoMouse technology offers the following advantages:

    PRODUCING ANTIBODIES WITH FULLY HUMAN PROTEIN SEQUENCES. Our XenoMouse technology, unlike chimeric and humanization technologies, allows the generation of antibodies with 100% human protein sequences. Antibodies created using XenoMouse technology are not expected to cause a HAHA or HAMA response even when administered repeatedly to immunocompetent patients. For this reason, antibodies produced using XenoMouse technology are expected to offer a better safety profile and to be eliminated less quickly from the human body, reducing the frequency of dosing.

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

    GENERATING HIGH AFFINITY ANTIBODIES THAT DO NOT REQUIRE FURTHER ENGINEERING. XenoMouse technology uses the natural IN VIVO affinity maturation process to generate antibody product candidates usually in two to four months. These antibody product candidates may have affinities as much as a hundred to a thousand times higher than those seen in phage display. In contrast to antibodies generated using humanization and phage display technology, XenoMouse antibodies are produced without the need for any subsequent engineering, a process that at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody's structure and therefore functionality will be altered between the initial antibody selected and the final antibody placed into production.

    ENABLING MORE EFFICIENT PRODUCT DEVELOPMENT. In contrast to humanization or phage display, which require the cloning of an antibody gene and the generation of a recombinant cell line, the B cells generated in XenoMouse can be turned directly into hybridoma cell lines for human antibody production. Therefore, a supply of monoclonal antibodies can be produced quickly to allow the timely initiation of preclinical and clinical studies. Furthermore, since XenoMouse technology can potentially produce multiple product candidates more quickly than humanization and phage display technology, preclinical testing can be conducted on several antibodies in parallel to identify the optimal product candidate that will be tested in clinical trials.

    PROVIDING FLEXIBILITY IN CHOOSING MANUFACTURING PROCESSES. Once an antibody with the desired characteristics has been identified, preclinical material can be produced either directly from hybridomas or from recombinant cell lines. Humanized and phage display antibodies, having been engineered, cannot be produced in hybridomas. In addition to potential timesaving, production in hybridomas avoids the need to license certain third party intellectual property rights covering the production of antibodies in recombinant cell lines.

ABGENIX STRATEGY

    Our objective is to be a leader in the generation, development and commercialization of novel antibody-based biopharmaceutical products. Key elements of our strategy to accomplish this objective include the following:

    BUILDING A LARGE AND DIVERSIFIED PRODUCT PORTFOLIO. Utilizing our XenoMouse technology, we intend to build a large and diversified product portfolio, including a mix of out-licensed and internally developed product candidates. We are targeting serious medical conditions including cancer, inflammation, transplant rejection, cardiovascular disease and growth factor modulation. For our internal programs, we intend to collaborate with leading academic researchers and companies involved in the identification and development of novel antigens. Our collaborations with two leading genomics companies, Human Genome Sciences and CuraGen, could be potential sources of many novel antigens for our proprietary product programs. We believe the speed and cost advantages of our technology will enable us to make cost-effective use of available human and capital resources. We can thus pursue multiple product candidates in parallel as far as completion of the Phase II clinical stage before entering into a corporate collaboration to complete clinical and developmental stages and to bring the product candidate to market. Thus, we believe we can create a package that includes antigen rights, human antibodies, and preclinical and clinical data for use by Abgenix or for marketing to potential collaborative partners.

    LEVERAGING XENOMOUSE TECHNOLOGY THROUGH TECHNOLOGY COLLABORATIONS. We intend to diversify our product portfolio and generate revenues by licensing XenoMouse technology to numerous pharmaceutical and biotechnology companies interested in developing antibody-based products. We expect to enter into multiple XenoMouse technology collaborations each year. These agreements typically allow our collaborative partner to generate fully human antibodies to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the collaborative partner's antigen target for additional compensation. Our collaborative partners will also need to obtain product licenses for any antibody product they wish to develop and commercialize.

    The financial terms of our XenoMouse technology collaborations often include upfront payments, potential license fees and milestone payments plus royalties on any future product sales. We have established collaborative arrangements with seventeen partners covering numerous antigen targets. To date, six of these collaborative partners have each entered into new or expanded collaborations specifying additional antigens for XenoMouse antibody development.

    ESTABLISHING COLLABORATIONS FOR PROPRIETARY PRODUCT CANDIDATES. We also intend to build our product portfolio and generate revenues by licensing proprietary product candidates. These proprietary product collaborations would involve antibodies made to antigen targets that we source. After generating antibody product candidates and self-funding clinical activities to determine preliminary safety and efficacy, we intend to enter into development and commercialization agreements with collaborative partners for these proprietary product candidates that we created. For most of our products, we may enter into proprietary product collaborations before entering the Phase III clinical development stage allowing the collaborative partner to complete development and to market the product. For other products, we may develop the product through clinical trials and license the product candidate to a collaborative partner for marketing.

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

PROPRIETARY PRODUCT DEVELOPMENT PROGRAMS

    We are currently developing antibody therapeutics for a variety of indications. The table below sets forth the development status of our product candidates as of December 31, 1999:

 PRODUCT
CANDIDATE             INDICATION                   STATUS(1)
---------       -----------------------       --------------------
ABX-CBL         GVHD                          Phase III
ABX-IL8         Psoriasis                     Phase I/II completed
                Rheumatoid Arthritis          Phase I
ABX-EGF         EGF-Dependent Cancers         Phase I
ABX-RB2         Transplant Rejection          Preclinical
                Autoimmune Disease            Preclinical

---------

(1) 'Preclinical" indicates that the product candidate selected for development has met predetermined criteria that we select for potency, specificity, manufacturability and pharmacologic activity in animal and IN VITRO models. "Phase I" indicates safety and proof of concept testing in a limited patient population and toxicology testing in animal models. "Phase II" indicates safety, dosing and efficacy testing in a limited patient population. "Phase III" indicates safety and efficacy testing with a larger patient population.

  ABX-CBL

    The CBL antigen is selectively expressed on activated immune cells including T cells, B cells and natural killer cells. To accelerate our commercialization plans, we obtained an exclusive license to ABX-CBL in February 1997. We believe that a mouse antibody can be utilized to treat GVHD patients because their immune system is either non-functioning or severely suppressed and, therefore, no HAMA responses should be generated. We believe ABX-CBL has the ability to destroy activated immune cells without effecting the rest of the immune system.

    GRAFT VERSUS HOST DISEASE. We are developing ABX-CBL to reduce unwanted immune responses that occur in GVHD. GVHD is a life-threatening complication that frequently occurs following an allogeneic bone marrow transplant, or BMT. BMTs are used in the treatment of patients with end stage leukemia, certain other serious cancers and immune system disorders. An allogeneic BMT procedure involves transferring marrow, the graft, from a healthy person into an immunosuppressed patient, the host. The transplant is intended to restore normal circulating immune cells to a patient whose own immune system is functionally deficient or has been damaged by the treatment of an underlying disease such as cancer and therefore does not have the ability to mount a sufficient immune response. Often a portion of the graft recognizes the host's own cells as foreign, becomes activated and attacks them, resulting in GVHD. It typically involves damage to multiple organ systems, including the skin, liver and intestines. GVHD causes extreme suffering and is the primary cause of death in allogeneic BMT patients. It is estimated that approximately 12,000 allogeneic BMTs were performed worldwide in 1998, and this number has been growing at about 15% per year. GVHD occurs in approximately 50% of allogeneic BMTs and the treatment costs for GVHD in the United States are estimated to be about $80,000 per patient. Based on a published clinical study, it is estimated that roughly 50% of patients with GVHD fail to respond to current treatments, which consist of steroid and other drug treatments to suppress the grafted immune cells. Less than 15% of steroid-resistant GVHD sufferers survive for more than one year. We believe that a safer and more effective treatment for GVHD could result in increased use of BMTs.

    CLINICAL STATUS. We completed a multi-center Phase II clinical trial for ABX-CBL for the treatment of steroid-resistant, grade II to IV GVHD. Data from 27 patients included in the Phase II Study was submitted to the FDA. As an extension to the original Phase II trial protocol, we have enrolled an additional 32 patients. The trial studied four escalating intravenous dose regimens. It was conducted at nine sites and involved 59 patients evaluated for safety, 51 of which were evaluable for response of GVHD. A clinical response was defined as a two-grade improvement in the International Bone Marrow Transplant Registry GVHD Severity Scale. GVHD is graded based on clinical symptoms from grade I, which is the mildest form, to grade IV, which is the most severe form. Three of eight patients responded in the lowest dose cohort. Twenty-three of 43 patients responded among the three highest doses.

    In December 1999 we reported additional data from this trial regarding survival. Among patients in the three higher dose cohorts, 52% (26 of 50) survived at least 100 days from the start of treatment with ABX-CBL. This compared to a 22% (2 of 9) survival rate in the low dose cohort.

    In December 1999 we initiated a Phase III clinical trial with ABX-CBL. The results of the Phase III trial may not be favorable or may not extend the findings of the original Phase II study. The FDA may view the result of our Phase III trial as insufficient and may require additional clinical trials. There are several issues that could adversely affect the clinical trial results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study, and response rates required to achieve statistical significance in the study. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. There can be no assurance that the FDA will accept the results of the Phase III study or other elements of the product license application as being sufficient for approval to market. Additional clinical trials will be extensive, expensive and time-consuming.

    In four separate clinical studies conducted prior to Abgenix obtaining an exclusive license to ABX-CBL, a total of 25 patients with GVHD were treated with the antibody. One such trial, which has been published, was conducted on eleven patients at St. Jude Hospital in Memphis, Tennessee. In this trial, ten patients with steroid-resistant, Grade III to IV GVHD were treated with daily doses of ABX-CBL for up to six weeks. The publication reported that five of ten patients had a complete remission of GVHD, while four of ten had at least a two-grade improvement in their GVHD score. Only one patient did not respond to the therapy. Another patient who was treated at St. Jude Hospital after publication of the study experienced a two-grade improvement in the patient's GVHD score without adverse side effects. Six additional patients with GVHD were treated at the University of Wisconsin and Cook-Ft. Worth Hospital. The reports from these sites indicated that these patients showed similar results to those described in the published trial conducted at St. Jude Hospital, with four of the six patients showing at least a two-grade improvement in their GVHD score. In addition, eight other GVHD patients received treatment at Stanford University and four of the patients were noted to have some improvement in their GVHD score, despite using a dose of less than one-tenth of that employed at the other sites. Immune reaction to the mouse antibody was assessed in several patients and no HAMA response was detected clinically. Furthermore, no adverse clinical responses consistent with an antibody-induced allergic reaction were observed. In addition, a number of patients were followed after the conclusion of the study for as long as one year and no adverse ABX-CBL events were observed. There can be no assurance that the results of our ABX-CBL clinical trials will demonstrate the same levels of safety and efficacy as those shown by the clinical trials completed prior to Abgenix obtaining an exclusive license to ABX-CBL.

  ABX-IL8

    IL-8, an important inflammatory cytokine produced at sites of inflammation, attracts and activates white blood cells that mediate the inflammation process. A number of preclinical studies suggest that excess IL-8 may contribute to the pathology and clinical symptoms associated with certain inflammatory disorders. Clinical studies have demonstrated significantly increased levels of IL-8 in tissues or body fluids of patients with certain inflammatory diseases, including psoriasis, rheumatoid arthritis, reperfusion injury and inflammatory bowel disease. Antibodies to IL-8 have been shown to block immune cell infiltration and the associated pathology in animal models of several of these diseases. Using our XenoMouse technology, we have generated ABX-IL8, a proprietary fully human monoclonal antibody that binds to IL-8 with high affinity. We in-licensed ABX-IL8 from Xenotech in March 1996. In exchange for a license fee and royalty payments on future product sales, we received an exclusive license to ABX-IL8 within the United States, its territories and possessions, Canada and Mexico and a co-exclusive license (subsequently broadened to be an exclusive license) in the rest of the world, excluding Japan, Taiwan and South Korea. In December 1999, Japan Tobacco terminated its interest in this agreement and Abgenix and Xenotech now have worldwide rights to ABX-IL8. We are evaluating ABX-IL8 for possible use in the treatment of psoriasis and rheumatoid arthritis.

    PSORIASIS. Psoriasis is a chronic disease that results in plaques, a thickening and scaling of the skin accompanied by local inflammation. The disease effects approximately four to five million patients in the United States and can be debilitating in its most severe form. Approximately 500,000 psoriasis patients suffer from a severe enough form of the disease to require systemic therapy with immune suppressants and ultraviolet phototherapy. The risk of serious adverse side effects associated with these therapies often requires the patients to alternate these various therapeutic modalities as a precautionary measure.

    Scientific studies have shown that IL-8 concentrations can be elevated by a factor of 150 in psoriatic plaques when compared to normal tissue. We believe that IL-8 may promote psoriasis by contributing to three distinct disease-associated processes. First, IL-8 is produced by a type of skin cell called keratinocytes, and is a potent growth factor for these skin cells. It may therefore contribute to the abnormal keratinocyte proliferation in psoriatic plaques. Second, IL-8 attracts and activates immune cells that contribute to the inflammation of the psoriatic plaque. Finally, IL-8 promotes angiogenesis that augments the blood supply necessary for growth of the psoriatic plaque.

    CLINICAL STATUS. We have completed a Phase I dose-escalating human clinical trial examining the safety of administering a single intravenous infusion of five different doses of ABX-IL8 to patients with moderate to severe psoriasis. In October 1999, we completed a Phase I/II multi-center, multi-dose, dose escalating, placebo-controlled clinical trial with ABX-IL8 including 45 patients with moderate to severe psoriasis. Extensive additional clinical trials will be required to establish efficacy. We plan to conduct additional Phase II trials in 2000.

    RHEUMATOID ARTHRITIS. Rheumatoid arthritis is a chronic disease marked by inflammation and pain in joints throughout the body. The disease effects over two million people in the United States. Elevated levels of IL-8 in the synovial fluid of rheumatoid arthritis patients have been reported to correlate with the number of infiltrating immune cells. Third-party published studies have reported that the injection of non-human antibodies to IL-8 into a rabbit model of rheumatoid arthritis blocked immune cell infiltration and synovial membrane damage.

    CLINICAL STATUS. Because of the similarity in the histopathology of the inflamed joint and that of the psoriatic plaque, we entered a Phase I clinical trial for ABX-IL8 in rheumatoid arthritis in January 1999. ABX-IL8 will be administered by injection to the inflamed knee joints of arthritis patients who have undergone a pre-dose biopsy and a high-resolution ultrasound scan.

  ABX-EGF

    Tumor cells that overexpress epidermal growth factor receptors ("EGFr") on their surface often depend on EGFr's activation for growth. EGFr is overexpressed in a variety of cancers including lung, breast, ovarian, bladder, prostate, colorectal, kidney and head and neck. This activation is triggered by the binding to EGFr by EGF or Transforming Growth Factor alpha ("TGFa"), both of which are expressed by the tumor or by neighboring cells. We believe that blocking the ability of EGF and TGFa to bind with EGFr may offer a treatment for certain cancers. ABX-EGF, a fully human monoclonal antibody generated using XenoMouse technology, binds to EGFr with high affinity and has been shown to inhibit tumor cell proliferation IN VIVO and cause eradication of EGF dependent human tumors established in mouse models. We in-licensed ABX-EGF from Xenotech in November 1997, on an exclusive worldwide basis. We are conducting preclinical studies and assessing which tumor types to pursue as possible targets for treatment with ABX-EGF. Published studies have shown that ABX-EGF can inhibit growth of EGF-dependent human tumors cells in mouse models. ABX-EGF has also demonstrated the ability to reverse cancer cell growth and cause eradication of established tumors in mice even when administered after significant tumor growth has occurred. Furthermore, in these models where tumors were eradicated, no relapse of the tumor was observed after discontinuation of the antibody treatment.

    CLINICAL STATUS. In November 1999, we initiated a Phase I dose-escalating human clinical trial examining the safety of administering a single intravenous infusion of seven different doses of ABX-EGF in the treatment of a variety of cancers, and patient enrollment is ongoing.

  ABX-RB2

    In certain immunological diseases where chronic administration of a drug targeting the CBL antigen is desirable, it may be important to use a fully human antibody to avoid the risk of a HAMA response. Such diseases include organ transplant rejection, primarily kidney and corneal transplant rejection, as well as autoimmune disorders.

    Using our XenoMouse technology, we have generated ABX-RB2, a fully human antibody that targets the CBL antigen, and we are conducting preclinical studies on this product candidate. While no human data are available on ABX-RB2, several clinical trials have been performed using ABX-CBL prior to Abgenix obtaining an exclusive license to ABX-CBL, the first generation mouse antibody to the CBL antigen, for the treatment of kidney and corneal transplant rejection. Although there can be no assurance that the data observed with ABX-RB2 in these indications will demonstrate the same degree of efficacy as the data observed with ABX-CBL, we believe the ABX-CBL studies may assist in the design of preclinical and clinical protocols for future development of ABX-RB2.

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

XENOMOUSE TECHNOLOGY COLLABORATIONS

    We have entered into multiple XenoMouse technology collaborations with pharmaceutical and biotechnology companies. To date, we have collaborative arrangements with seventeen companies covering numerous antigen targets. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one specific antigen target provided by the collaborative partner. Some of these agreements involve multiple antigen targets. In most cases, we provide our mice to collaborative partners who carry out immunizations with their specific antigen target. In other cases, we perform the immunizations for the collaborative partner and receive additional compensation.

    The structure of many of our XenoMouse technology collaborations is similar. Generally, our collaborative partner first enters into a research collaboration agreement. This agreement permits our collaborative partner to conduct limited research on a specific antigen using our XenoMouse technology. Our collaborative partner may then elect to enter into a research license and option agreement, although in some cases our collaborative partners may enter into this agreement without first entering into a research collaboration agreement. If entered into, this agreement allows our collaborative partner to conduct additional research to develop antibody product candidates to a specific antigen target. Generally, a research license and option agreement does not allow our collaborative partner to initiate clinical trials with antibody product candidates. To initiate clinical trials with antibody product candidates to a specific antigen target, our collaborative partner must exercise the option to obtain a product license. In most cases, this requires a collaborative partner to enter into a separate product license agreement. If our collaborative partner exercises its product license option, it has the right to conduct all clinical trials and commercialize antibody product candidates. To date, only three of our collaborative partners have exercised their option to obtain a product license.

    The financial terms of our XenoMouse technology collaborations often include upfront payments, potential license fee and milestone payments. Based upon our current collaborative agreements, these fees and payments would average $8.0 to $10.0 million per antigen target, if our collaborative partner takes the antibody product candidate into development and ultimately to commercialization. If not, such payments would be less. In certain instances, the collaborative partner could make reimbursement payments to Abgenix for research that we conduct on behalf of such partner. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on future product sales by the collaborative partner, if any. Generally, the collaborative partner is responsible for and bears the costs of product development, worldwide manufacturing and marketing of product candidates generated under these collaborations.

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

    Of our collaborative partners, Pfizer, Genentech, Millennium, Cell Genesys, Japan Tobacco and the U.S. Army have each entered into new or expanded collaborations specifying additional antigens for XenoMouse antibody development. The following table lists our collaborations as of March 6, 2000:

            PARTNER                            FIELD                  DATE
--------------------------------  --------------------------------  ---------
Amgen...........................  Undisclosed                       Apr 1999
AVI BioPharma...................  Cancer                            Jan 1999
BASF............................  Undisclosed                       Mar 1999
Cell Genesys....................  Gene Therapy                      Nov 1997
Centocor/Johnson and Johnson....  Cardiovascular Disease            Dec 1998
Chiron..........................  Autoimmune Diseases               Dec 1999
CuraGen.........................  Various                           Dec 1999
Elan............................  Neurological Diseases             Jan 2000
Genentech.......................  Multiple Targets                  Jan 1999
                                  Growth Factor Modulation          Jun 1998*
                                  Cardiovascular Disease            Apr 1998*
Gliatech........................  Cardiovascular Disease            Jan 2000
Human Genome Sciences...........  Various                           Dec 1999
Japan Tobacco...................  Various                           Jul 1999
Millennium BioTherapeutics......  Inflammation                      Sep 1998
                                  Inflammation                      Jul 1998
                                  Various                           Mar 2000
Pfizer..........................  Cancer                            Nov 1999
                                  Cancer                            Oct 1998
                                  Cancer                            Dec 1997
Research Corporation              Transplant Rejection              Dec 1998
  Technologies..................
Schering-Plough.................  Inflammation                      Jan 1998
U.S. Army.......................  Poxviruses                        Oct 1999
                                  Filoviruses                       Jul 1999

---------

* These agreements were superseded by the January 1999 multi-antigen agreement.

    AMGEN: In April 1999, we entered into a research collaboration with Amgen, Inc., to generate fully human antibodies to an undisclosed antigen target. Under this agreement, Amgen is paying us to perform the immunizations and certain research activities.

    AVI BIOPHARMA: In January 1999, we entered into a research license and option agreement with AVI to generate fully human antibodies to human chronic gonadotropin (hCG) for the treatment of various cancers. AVI has reported that a therapeutic vaccine based on hCG has shown promise in Phase II clinical trials.

    BASF: In March 1999, we entered into a research collaboration agreement with BASF Bioresearch Corporation to generate fully human antibodies to an undisclosed antigen target.

    CELL GENESYS: In November 1997, we entered into the gene therapy rights agreement (the "GTRA") with Cell Genesys. Cell Genesys received certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy.

    CENTOCOR/JOHNSON AND JOHNSON: In December 1998, we entered into a research collaboration agreement with Centocor to generate fully human antibodies to an undisclosed Centocor antigen in the cardiovascular field.

    CHIRON: In December 1999, we entered into a research license and option agreement with Chiron to generate fully human antibodies to an undisclosed antigen in the field of autoimmune diseases. Under a separate research collaboration agreement, Chiron may use XenoMouse to generate fully human antibodies to up to four cancer targets.

    CURAGEN: In December 1999, we entered into a broad collaboration with CuraGen, Inc. to make fully human antibodies to genomics-based antigen targets. Under the collaboration, CuraGen will supply a large number of antigen targets to us and we will be responsible for generating fully human antibodies to them. We will share responsibility for evaluation of the antibodies product candidates generated. Each of us will be able to select antibody product candidates from the pool generated in the course of the collaboration. The party selecting a product candidate will pay to the other, for rights to develop and commercialize such product, license fees, milestone payments and royalty payment on any eventual product sales.

    ELAN: In January 2000, we entered into a research license and option agreement with Elan to generate fully human antibodies to an undisclosed antigen in the field of neurological diseases.

    GENENTECH: In April 1998, we entered into a research license and option agreement with Genentech to produce fully human antibodies to an antigen target in the field of growth factor modulation. In June 1998 Genentech expanded its research collaboration with us to include a second antigen target in the field of cardiovascular disease.

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

    GLIATECH: In January 2000, we entered into a research license and option agreement with Gliatech to generate fully human antibodies to the complement protein properdin for use in the fields of cardiovascular and inflammatory diseases.

    HUMAN GENOME SCIENCES: In December 1999, we entered into a broad collaboration with Human Genome Sciences, Inc. to generate fully human antibodies to genomics-based antigen targets. Under the collaboration, Human Genome Sciences has the right to use XenoMouse technology for research purposes and to take out options and/or licenses on a pre-set number of antigen targets. We also may collaborate with Human Genome Sciences on a pre-set number of antigen targets to which we will generate fully human antibodies. The companies will then jointly develop and commercialize these products. We also are able to select antigen targets from the Human Genome Sciences database to make antibodies against and will have an option to license a pre-set number of such antigen targets for our inhouse development and commercialization. If we enter into a license to Human Genome

Science's antigen target we would pay them license fees milestone and royalties equivalent to what they pay us for licenses to XenoMouse technology.

    JAPAN TOBACCO: In December 1999, we entered into a collaboration with Japan Tobacco allowing it to use XenoMouse for research purposes and to obtain options and/or product licenses for a limited number of specific antigen targets each year. This collaboration superceded our prior collaboration agreement with Japan Tobacco.

    MILLENNIUM: In July 1998, we entered into a research collaboration agreement with Millennium BioTherapeutics to generate fully human antibodies to an antigen target in the field of inflammation. In October 1998, we entered into a research, license and option agreement with Millennium BioTherapeutics covering the same antigen target. In September 1998, we entered into a second research collaboration agreement with Millennium covering a second antigen target in the field of inflammation. In March 2000, we entered into a broad collaboration agreement with Millennium. Under the agreement, Millennium receives a license to use XenoMouse technology for research purposes and a group of product licenses for a certain number of antigens. For additional future payments, Millennium may renew its research license and buy additional groups of product licenses.

    PFIZER: In December 1997, we entered into a research collaboration agreement with Pfizer to generate fully human antibodies to an antigen target in the cancer field. In October 1998, Pfizer exercised its option to expand its research collaboration with us to include a second antigen target in the field of cancer. In November 1999, Pfizer exercised its option to expand its research collaboration with us to include a third antigen target in the field of cancer. Pfizer is paying us to perform the immunizations and to undertake certain research activities. As part of this arrangement, in January 1998 Pfizer purchased 160,000 shares of our series C preferred stock for $1.3 million and received an option to collaborate with us on up to three antigen targets. These shares converted into 160,000 shares of common stock upon our initial public offering.

    RESEARCH CORPORATION TECHNOLOGIES: In December 1998, we entered into a binding memorandum of understanding for a research collaboration agreement with RCT to generate fully human antibodies to CD45rb. Resultant antibody product candidates could potentially be used in treating organ transplant rejection and autoimmune disorders.

    SCHERING-PLOUGH: In January 1998, we entered into a research collaboration agreement with Schering-Plough to generate fully human antibodies to an antigen target in the field of inflammation. Under this agreement, Schering-Plough is paying us to perform the immunizations and certain research activities. In September 1999, Schering-Plough exercised its option for a product license.

    U.S. ARMY: In July 1999, we entered into a collaboration with the U.S. Army to generate fully human antibodies to filoviruses. In October 1999, the U.S. Army expanded the collaboration to include poxviruses.

JOINT VENTURE WITH JAPAN TOBACCO

  XENOTECH

    In June 1991, Cell Genesys entered into several agreements with Japan Tobacco for the purpose of forming an equally owned limited partnership named Xenotech. In connection with the formation of Xenotech, both Cell Genesys and Japan Tobacco contributed cash, and Cell Genesys contributed the exclusive right to certain of its technology for the research and development of genetically modified strains of mice that can produce fully human antibodies. Cell Genesys assigned its rights in Xenotech to Abgenix in connection with the formation of Abgenix. As part of the Xenotech relationship, Abgenix provided research and development on behalf of Xenotech in exchange for cash payments. As of December 31, 1999, Abgenix had made capital contributions to Xenotech of approximately $18.6 million and had received approximately $42.9 million in funding for research related to the development of XenoMouse technology.

    On December 20, 1999, we executed several agreements with Japan Tobacco that became effective December 31, 1999 under which we acquired Japan Tobacco's interest in the XenoMouse. Under the agreements, Abgenix paid $47.0 million in cash to Japan Tobacco for its 50% interest in the Xenotech joint venture under which the XenoMouse technology was developed. Under the agreements, the Company also made a non-recurring payment of $10.0 million to Japan Tobacco to terminate rights to the current XenoMouse technology. Additionally, Japan Tobacco paid $4.0 million to the Company for a license to use the existing XenoMouse technology on a more limited basis than previously, and to use future XenoMouse technology in development at Abgenix. Japan Tobacco will also make royalty payments on any future sales of antibody products generated using XenoMouse. Lastly, under the December agreements, the Company granted to Japan Tobacco a license for certain new technology related to the generation of mouse models of certain human diseases. In return for this license, Japan Tobacco paid Abgenix $6.0 million, which was recorded in contract revenue. See Note 2 to the Consolidated Financial Statements.

GENE THERAPY RIGHTS AGREEMENT WITH CELL GENESYS

    The GTRA provides Cell Genesys with certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy. Under the GTRA, Cell Genesys has certain rights to direct us to make antibodies to two antigens per year. In addition, Cell Genesys has an option to enter into a license to commercialize antibodies binding to such antigens in the field of gene therapy. Cell Genesys is obligated to make certain payments to us for these rights including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits us from granting any third-party licenses for antibody products based on antigens nominated by us for our own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by us where gene therapy is a secondary field, we are obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

INTELLECTUAL PROPERTY

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We solely own one issued patent in the U.S., one granted patent in Europe and have several pending patent applications in the U.S. and abroad relating to XenoMouse technology. Our wholly owned subsidiary Xenotech owns two issued U.S. patents, one Australian patent and several pending U.S. and foreign pending patent applications related to methods of treatment of bone disease in cancer patients. In addition, we have four issued U.S. patents and several pending patent applications in the U.S. and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technology. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

    In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information. The parties to these agreements may breach them. Also, our trade secrets may otherwise become known to, or be independently developed by, our competitors. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

    Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, Abgenix and our collaborative partners may be prevented from pursuing product development or commercialization. Such a result will materially adversely affect our business, financial condition and results of operations.

    We have one granted European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

    We are aware of one company with an issued patent containing a claim to the use of antibodies to the EGF receptor in combination with chemotherapy. There is one additional company that has filed a patent application containing a similar claim. We believe that our antibody product candidate targeting the EGF receptor, ABX-EGF, may be effective alone, and may be used without chemotherapy. We believe use of ABX-EGF alone is not covered by claims in these or other companies' patents. If clinical trials demonstrate that combination therapy is preferable or necessary in the treatment of patients, we may desire to or be required to obtain a license under the other companies' patents in order to commercialize ABX-EGF. Any license under these other patents may not be available on commercially reasonable terms, if at all.

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

    - enforce patents that we own or license;

    - protect trade secrets or know-how that we own or license; or

    - determine the enforceability, scope and validity of the proprietary rights of others.

    If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with such arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially adversely affect our business, financial condition and results of operations.

PATENT CROSS-LICENSE AND SETTLEMENT AGREEMENT WITH GENPHARM

    In 1994 Cell Genesys and GenPharm and, beginning in 1996, Abgenix became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing fully human antibodies. Rather than endure the cost and business interruption of protracted litigation, in March 1997 Cell Genesys, along with Abgenix, Xenotech and Japan Tobacco, signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, Abgenix has licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents including mice that produce fully human antibodies. We use our XenoMouse technology to generate fully human antibody products and have not licensed the use of, and do not use, any transgenic rodents developed or used by GenPharm. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm for $15 million, which was paid in full September 30, 1998. Of this note, approximately $3.8 million satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997 GenPharm achieved two patent milestones, and Xenotech was obligated to pay $7.5 million for each milestone. No additional payments will accrue under this agreement. In 1997, we recognized, as a non-recurring charge for cross-license and settlement, a total of $22.5 million. We concluded that the cost of the cross-license and settlement agreement was properly expensed under Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" because the cross-license received by us from GenPharm is non-exclusive and has no alternate future uses for us. We also concluded that the $11.3 million was properly allocated from Cell Genesys because it related to the technology Cell Genesys contributed to Abgenix upon our organization. We do not have any future financial obligations under the cross-license and settlement agreement.

GOVERNMENT REGULATION

    Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. Non-compliance with applicable requirements can result in fines, warning letters, recall or seizure of products, clinical study holds, total or partial suspension of production, refusal of the government to grant approvals, withdrawal of approval, and civil and criminal penalties.

    Abgenix believes its antibody products will be classified by the FDA as "biologic products" as opposed to "drug products". The steps ordinarily required before a biological product may be marketed in the United States include:

    - preclinical testing;

    - the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials may commence;

    - adequate and well-controlled clinical trials to establish the safety and efficacy of the biologic;

    - the submission to the FDA of a Biologics License Application; and

    - FDA approval of the application, including approval of all product labeling.

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

    Clinical trials are conducted in three sequential phases that may overlap. Phase I clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biologic agent in humans. In Phase II clinical trials, evidence is sought about the desired therapeutic efficacy of a biologic agent in limited studies of patients with the target disease. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to or have developed the disease. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

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

    Only three of our product candidates, ABX-CBL, ABX-IL8, and ABX-EGF are currently in clinical trials. Patient follow-up for these clinical trials has been limited. To date, we have not obtained enough data from these clinical trials to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by Abgenix or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

COMPETITION

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as Abgenix or our collaborative partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. These companies include Medarex, Medarex's joint venture partner, Kirin Brewing Co., Ltd, Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

    Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp. and Protein Design Labs market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8. Furthermore, we are aware that ImClone Systems, Inc., Medarex, AstraZeneca and OSI Pharmaceuticals, Inc. in collaboration with Pfizer, have potential antibody and small molecule product candidates already in clinical development that may compete with ABX-EGF.

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

PHARMACEUTICAL PRICING AND REIMBURSEMENT

    In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. These studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially adversely affected.

MANUFACTURING

    We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In February of 2000, we entered into a long term lease for this facility. The construction schedules may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process for manufacture of antibody products is complex. We have no experience in clinical or commercial scale manufacture of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which complies with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. If we are unable to establish and maintain such manufacturing facility within our planned time and costs parameters, the development and sales of our products and our financial performance may be adversely affected.

    We currently rely, and will continue to rely for at least the next two years, on a sole source contract manufacturer to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. Our contract manufacturer has a limited number of facilities in which our product candidates can be produced. Our contract manufacturer has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on our contract manufacturer to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

    Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our contract manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially and adversely affected.

EMPLOYEES

    As of December 31, 1999, we employed 73 persons, of whom 20 hold Ph.D. or M.D. degrees and 32 hold other advanced degrees. Approximately 60 employees are engaged in research and development, and 13 support administration, finance, management information systems and human resources.

    Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

MANAGEMENT

    The following table sets forth certain information as of December 31, 1999, with respect to our executive officers.

NAME                                          AGE      POSITION
----                                        --------   --------
R. Scott Greer............................     41      President, Chief Executive Officer and Chairman
                                                       of the Board
C. Geoffrey Davis, Ph.D...................     48      Chief Scientific Officer
Kurt W. Leutzinger........................     48      Chief Financial Officer
Gisela M. Schwab, M.D.....................     43      Vice President, Clinical Development
Raymond M. Withy, Ph.D....................     44      Chief Business Officer

    R. SCOTT GREER, has served as our President and Chief Executive Officer and as one of our directors since June 1996. In March 2000, Mr Greer was elected to the additional position of Chairman of the Board of directors of Abgenix Inc. From July 1994 to July 1996, Mr. Greer was Senior Vice President of Corporate Development at Cell Genesys. From April 1991 to July 1994, Mr. Greer was Vice President of Corporate Development and from April 1991 to September 1993 was Chief Financial Officer of Cell Genesys. From 1986 to 1991, Mr. Greer held various positions at Genetics Institute, Inc., a biotechnology company, including Director, Corporate Development. Mr. Greer received a BA in economics from Whitman College and an MBA from Harvard University and is a certified public accountant.

    C. GEOFFREY DAVIS, PH.D., has served as our Vice President, Research since June 1996 and Chief Scientific Officer since January 2000. From January 1995 to June 1996, Dr. Davis was Director of Immunology at the Xenotech Division of Cell Genesys. From November 1991 to December 1994, he served at Repligen Corporation, a biotechnology company, first as Principal Investigator and then as Director of Immunology. Dr. Davis received a BA from Swarthmore College and a Ph.D. in immunology from the University of California, San Francisco.

    KURT W. LEUTZINGER, has served as our Chief Financial Officer since July 1997. From June 1987 to July 1997, Mr. Leutzinger was a Vice-President of General Electric Investments and a portfolio manager of the $27 billion General Electric Pension Fund. There, he was responsible for private equity investments with a focus on medical technology. Mr. Leutzinger received a BA in economics from Fairleigh Dickinson University and an MBA in finance from New York University and is a certified public accountant.

    GISELA M. SCHWAB, M.D., joined Abgenix as the Vice President, Clinical Development in November 1999. From September 1992 to October 1999, Dr. Schwab held various positions at Amgen, Inc., a biotechnology company, most recently as Director, Clinical Research and Therapeutic Area Team Leader for Oncology/Hematology. Dr. Schwab received an M.D. from the University of Heidelberg in Germany. She is board certified in Hematology and Oncology and has performed research in molecular biology at the National Cancer Institute in Bethesda, Maryland, and at the French National Institute for Health and Research in Paris.

    RAYMOND M. WITHY, PH.D., has served as our Vice President, Corporate Development since June 1996 and Chief Business Officer since January 2000. From May 1993 to June 1996, Dr. Withy served in various positions at Cell Genesys, most recently as Director of Business Development. From 1991 to May 1993, Dr. Withy was a private consultant to the biotechnology industry in areas of strategic planning, business development and licensing. From 1984 to 1991, Dr. Withy was an Associate Director and Senior Scientist at Genzyme Corporation, a biotechnology company. Dr. Withy received a B.Sc. in chemistry and biochemistry and a Ph.D. in biochemistry, both from the University of Nottingham.

SCIENTIFIC ADVISORY BOARD

    We have established a Scientific Advisory Board to provide specific expertise in areas of research and development relevant to our business. The Scientific Advisory Board meets periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

Anthony DeFranco, M.D., Ph.D.................  Professor, Biochemistry and Biophysics
                                               University of California, San Francisco
John Gallin, M.D.............................  Director
                                               Warren Grant Magnusen Clinical Center,
                                               National Institute of Health
Raju S. Kucherlapati, Ph.D...................  Professor and Chair, Molecular Genetics
                                               Albert Einstein College of Medicine
Michel Nussenzweig, M.D., Ph.D...............  Professor, Molecular Immunology
                                               The Rockefeller University
Greg Went....................................  President and CEO, Kira Pharmaceuticals

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

    As of December 31, 1999, three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

    In addition, our other product candidate is in preclinical development, but we have not submitted investigational new drug applications nor begun clinical trials for this product candidate. Our preclinical or clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. Our clinical trials may not commence as planned.

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

THE CLINICAL SUCCESS OF ABX-CBL IS UNCERTAIN.

    We recently completed a multi-center Phase II trial for the treatment graft versus host disease, or GVHD, with our mouse antibody, ABX-CBL.

    As of December 31, 1999, ABX-CBL had been administered to a total of only 162 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 162 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval.

    Data from 27 patients included in the Phase II study was submitted to the FDA. As an extension to the original Phase II trial protocol, we have enrolled an additional 32 patients. In December 1999, we initiated a Phase III clinical trial with ABX-CBL. The results of the Phase III trial may not be favorable or may not extend the findings of the original Phase II study. The FDA may view the result of our Phase III trial as insufficient and may require additional clinical trials. There are several issues that could adversely affect the clinical trial results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study, and response rates required to achieve statistical significance in the study. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. There can be no assurance that the FDA will accept the results of the Phase III study or other elements of the product license application as being sufficient for approval to market. Additional clinical trials will be extensive, expensive and time-consuming. If ABX-CBL fails to receive regulatory approval, our business, financial condition and results of operations may be materially and adversely affected.

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

    - inability to manufacture on our own, or through others, product candidates on a commercial scale;

    - inability to market products due to third-party proprietary rights;

    - election by our collaborative partners not to pursue product development;

    - failure by our collaborative partners to successfully develop products;
      and

    - failure to achieve market acceptance.

    Because of these risks, our research and development efforts or those of our collaborative partners may not result in any commercially viable products. To date, only three of our collaborative partners have exercised their right to obtain a product license. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

OUR OWN ABILITY TO MANUFACTURE IS UNCERTAIN.

    We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In February of 2000, we entered into a long term lease for this facility. The construction schedules may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in clinical or commercial scale manufacture of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which complies with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. If we are unable to establish and maintain a manufacturing facility within our planned time and costs parameters, the development and sales of our products and our financial performance may be adversely affected.

    We also may encounter problems with the following:

    - production yields;

    - quality control and assurance;

    - shortages of qualified personnel;

    - compliance with FDA regulations;

    - production costs; and

    - development of advanced manufacturing techniques and process controls.

    For Phase III clinical trials and commercial production of our antibody products we are currently evaluating our options, which include use of third party contract manufacturers, establishing or expanding our own commercial scale manufacturing facility, as applicable, or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract facility which has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We cannot assure you that we will be able to contract with any of these companies on acceptable terms, if at all.

    In addition, we and any third-party manufacturer will be required to register manufacturing facilities with the FDA and other regulatory authorities. The facilities will then be subject to inspections confirming compliance with FDA good manufacturing practice or other regulations. If we or our third-party manufacturer fail to maintain regulatory compliance, our business, financial condition and results of operations will be materially and adversely affected.

WE CURRENTLY RELY ON A SOLE SOURCE THIRD-PARTY MANUFACTURER.

    We currently rely, and will continue to rely for at least the next two years, on a sole source contract manufacturer to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. Our contract manufacturer has a limited number of facilities in which our product candidates can be produced. Our contract manufacturer has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on our contract manufacturer to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

    Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our contract manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially and adversely affected.

WE DEPEND ON KEY PERSONNEL AND MUST CONTINUE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS.

    We are highly dependent on the principal members of our scientific and management staff. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

    In addition, we rely on members of our Scientific Advisory Board and other consultants to assist us in formulating our research and development strategy. All of our consultants and the members of our Scientific Advisory Board are employed by other entities. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us. If we lose the services of these advisors, the achievement of our development objectives may be impeded. Such impediments may materially and adversely affect our business, financial condition and results of operations.

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

WE HAVE A HISTORY OF LOSSES.

    We have incurred net losses in each of the last four years of operation, including net losses of approximately $20.5 million in 1999, $16.8 million in 1998, $35.9 million in 1997, $7.1 million in 1996, and $8.3 million in 1995. As of December 31, 1999, our accumulated deficit was approximately $89.8 million. Our losses to date have resulted principally from:

    - research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

    - costs related to a cross-license and settlement agreement relating to our intellectual property portfolio; and

    - general and administrative costs relating to our operations.

    We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into collaborative arrangements. This will increase our need for capital and may result in substantial losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

OUR FUTURE PROFITABILITY IS UNCERTAIN.

    Prior to June 1996 our business was owned by Cell Genesys and operated as a business unit. Since that time, we have funded our research and development activities primarily from:

    - initial contributions from Cell Genesys;

    - private placements of our capital stock;

    - the initial public offering of our common stock;

    - the follow-on public offerings of our common stock;

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

    Only a limited number of fully human antibody product candidates have been generated pursuant to our collaborations. None of these collaborative product candidates has entered clinical testing. We cannot assure you that any of them will result in commercially successful products. Current or future collaborative arrangements may not be successful. If we fail to maintain our existing collaborative arrangements or to enter into additional collaborative arrangements, our business, financial condition and results of operations will be materially and adversely affected.

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

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE.

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as Abgenix or our collaborative partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc., Medarex's joint venture partner, Kirin Brewing Co., Ltd., Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

    Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp. and Protein Design Labs market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., Medarex, AstraZeneca and Pfizer, in collaboration with OSI Pharmaceuticals, Inc., have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We solely own one issued patent in the U.S., one granted patent in Europe and have several pending patent applications in the U.S. and abroad relating to XenoMouse technology. Our wholly owned subsidiary Xenotech owns two issued U.S. patents, one Australian patent and several pending U.S. and foreign pending patent applications related to methods of treatment of bone disease in cancer patients. In addition, we have four issued U.S. patents and several pending patent applications in the U.S. and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

    In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information. The parties may breach such agreements. Also, our trade secrets may otherwise become known to, or be independently developed by, our competitors. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

WE MAY FACE CHALLENGES FROM THIRD PARTIES REGARDING THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS.

    Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our collaborative partners may be prevented from pursuing product development or commercialization. Such a result will materially and adversely affect our business, financial condition and results of operations.

    In March 1997, we entered into a cross-license and settlement agreement with GenPharm International Inc. to avoid protracted litigation. Under the cross-license, we licensed on a non-exclusive basis certain patents, patent applications, third-party licenses, and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. Our business, financial condition and results of operations will be materially and adversely affected if any of the parties breaches the cross-license agreement. We have one granted European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

    We are aware of at least two companies that each have a patent claiming the use of antibodies to the EGF receptor in combination with chemotherapy. We believe that our antibody product candidate targeting the EGF receptor, ABX-EGF, may be effective alone, and may be used without chemotherapy. We believe use of ABX-EGF alone is not covered by claims in these other companies' patents. If clinical trials demonstrate that combination therapy is preferable or necessary in the treatment of patients, we may desire to, or be required to, obtain a license under the other companies' patents in order to commercialize ABX-EGF. Any license under these other patents may not be available on commercially reasonable terms, if at all.

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

    - enforce patents that we own or license;

    - protect trade secrets or know-how that we own or license; or

    - determine the enforceability, scope and validity of the proprietary rights of others.

    If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially and adversely affect our business, financial condition and results of operations.

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

DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES OWN A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK.

    As of February 29, 2000, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 15.6% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders. These matters include the election of directors and the approval of mergers or other business combination transactions. We may be adversely impacted by the control that such stockholders will have with respect to matters affecting us.

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

    - the cost of establishing manufacturing capabilities and conducting commercialization activities and arrangements;

    - the time and expense involved in obtaining regulatory approvals, if any;

    - competing technological and market developments;

    - the time and expense of filing and prosecuting patent applications and enforcing patent claims;

    - investment in, or acquisition of, other companies;

    - product in-licensing; and

    - other factors not within our control.

    We believe that with the net proceeds from our February 2000 offering, our cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements until the company is generating positive cash flow. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financings, collaborative arrangements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.

CELL GENESYS EXERCISES SIGNIFICANT INFLUENCE OVER US.

    As of February 29, 2000, Cell Genesys beneficially owned approximately 12.1% of our outstanding common stock. We may be adversely impacted by the significant influence that Cell Genesys will have with respect to matters affecting us.

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

OUR STOCK PRICE IS HIGHLY VOLATILE.

    The market price of our common stock has been highly volatile and is likely to continue to be volatile. This may impact your decision to buy or sell your common stock. The market price and trading volume of shares of our common stock are volatile, and we expect them to continue to be volatile for the foreseeable future. For example, during the period between February 28, 1999 and

February 29, 2000, our common stock closed as high as $322.125 per share and as low as $13.25 per share. Factors affecting our stock price include:

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

    - public concern as to the safety and efficacy of our products; and

    - general market conditions.

WE FACE UNCERTAINTY WITH YEAR 2000 COMPLIANCE.

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Products containing this capability are generally considered to be "Year 2000 compliant." As a result, computer systems and/or software products used by many companies may need to be upgraded to be Year 2000 compliant. We may be exposed to a loss of revenues and our operating expenses could increase if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include our products, products purchased from or manufactured by third parties, and our internal management information systems. Although we have expended resources to review our products and our internal management information systems to remedy those systems that are not Year 2000 compliant, there can be no assurance that the modifications we made were successful. To date, we are not aware of any major Year 2000 compliance problems impacting our business, but there can be no assurance that there will be no Year 2000 compliance disruptions in the coming months. If our systems are not Year 2000 compliant, our business could be harmed.

    In addition, although all of our significant suppliers, our significant service providers and our sole manufacturer indicated that they were or expected to be Year 2000 compliant by December 31, 1999, and although as of the date of this Annual Report on Form 10-K we are not aware of any material Year 2000 compliance problems with these third parties' systems, we cannot be certain that the representations of these third parties were accurate or that their systems are or will continue to be Year 2000 compliant. If any of our significant suppliers, our significant service providers or our sole manufacturer experience Year 2000 compliance problems and we are unable to replace them with alternate sources, our business would be harmed.

WE HAVE IMPLEMENTED A STOCKHOLDER RIGHTS PLAN AND ARE SUBJECT TO OTHER ANTI-TAKEOVER PROVISIONS.

    In June 1999, our board of directors adopted a stockholder rights plan, which was amended in November 1999. The stockholder rights plan provides for a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each right will become exercisable following the tenth day after a person or group, other than Cell Genesys or its affiliates, successors or assigns, announces an acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned approximately 19.6% of our outstanding common stock as of December 31, 1999, each right will become exercisable following the tenth day after it announces the acquisition of more than 25% of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of more than 25% of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more, or in the case of Cell Genesys, or its affiliates, successors or assigns, more than 25%, of our common stock.

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

    We are subject to certain provisions of Delaware law which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR COMMON STOCK.

    We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

    We lease 52,400 square feet of office and laboratory facilities in Fremont, California. This lease expires in the year 2007, with options to extend. Additionally, in February 2000, we signed a lease for 100,100 square feet, also in Fremont California, to be used primarily as a pilot scale manufacturing facility. This lease expires in the year 2018, with options to extend. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our common stock began trading publicly on the Nasdaq National Market on July 2, 1998, under the symbol "ABGX." The following table lists quarterly information on the price range of our common stock based on the high and low reported closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                              HIGH       LOW
                                                            --------   --------
FISCAL 1998:
  Third Quarter...........................................  $  9.25    $  5.38
  Fourth Quarter..........................................    18.00       6.00
FISCAL 1999:
  First Quarter...........................................  $ 18.13    $ 13.25
  Second Quarter..........................................    19.88      13.25
  Third Quarter...........................................    47.63      18.88
  Fourth Quarter..........................................   132.50      37.25
FISCAL 2000:
  First Quarter (through March 22, 2000)..................  $413.00    $112.00

    As of March 22, 2000, there were approximately 228 holders of record of the common stock. On March 22, 2000, the closing price on the Nasdaq National Market for the common stock was $215.02.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fouth quarter ended December 31, 1999, we issued the following unregistered securities:

    - On November 19, 1999, we issued 1,778,000 shares of common stock to qualified institutional and other accredited investors at a per share purchase price of $42.00.

    The sales and issuances of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act, Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. All recipients had adequate access, through their relationship with Abgenix, to information about Abgenix.

    There were no underwritten offerings employed in connection with the transaction set forth above.

ITEM 6. SELECTED FINANCIAL DATA

    You should read the following selected financial data in conjunction with our Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998, and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from our Financial Statements that are included elsewhere in this Annual Report on Form 10-K. The balance sheet data at December 31, 1997 and 1996 and the statement of operations data for the years ended December 31, 1996 and 1995 are derived from our Financial Statements that are not included in this Annual Report on Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                 1999        1998         1997         1996         1995
                                              ----------   ---------   ----------   -----------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues:
  Contract revenue..........................  $   12,285   $   2,498   $      611   $        --   $    --
  Revenue under collaborative agreements
    from related parties....................          --       1,344        1,343         4,719     6,200
                                              ----------   ---------   ----------   -----------   -------
    Total revenues(1).......................      12,285       3,842        1,954         4,719     6,200
Operating expenses:
  Research and development..................      21,106      17,588       11,405         9,433    11,879
  General and administrative................       5,164       3,405        3,525         2,565     2,603
  Charge for cross-license and settlement-
    amount allocated from Cell Genesys(2)...          --          --       11,250            --        --
  Equity in (income) losses from the
    Xenotech joint venture (charge for
    cross-license and settlement in
    1997)(2)................................        (546)        107       11,250            --        --
  Non-recurring termination fee(3)..........       8,667          --           --            --        --
                                              ----------   ---------   ----------   -----------   -------
    Total operating expenses................      34,391      21,100       37,430        11,998    14,482
                                              ----------   ---------   ----------   -----------   -------
Operating loss..............................     (22,106)    (17,258)     (35,476)       (7,279)   (8,282)
Interest (income) expense, net..............      (2,607)       (431)         404          (179)       --
                                              ----------   ---------   ----------   -----------   -------
Loss before tax.............................     (19,499)    (16,827)     (35,880)       (7,100)   (8,282)
  Foreign income tax expense................       1,000          --           --            --        --
                                              ----------   ---------   ----------   -----------   -------
Net loss....................................  $  (20,499)  $ (16,827)  $  (35,880)  $    (7,100)  $(8,282)
                                              ==========   =========   ==========   ===========   =======
Net loss per share(4).......................  $    (1.41)  $   (3.00)  $(1,032.70)  $(46,710.53)
                                              ==========   =========   ==========   ===========
Shares used in computing net loss per
  share(4)..................................  14,536,727   5,602,963       34,744           152

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities............  $ 58,012   $ 16,744   $ 15,321
Working capital.............................................    56,113     13,101      6,637
Total assets................................................   148,541     24,220     22,084
Long-term debt, less current portion........................       421      2,180      3,979
Redeemable convertible preferred stock(5)...................        --         --     31,189
Accumulated deficit.........................................   (89,800)   (69,301)   (52,474)
Total stockholders' equity (net capital deficiency).........   137,060     16,959    (22,318)

---------

(1) The statement of operations includes our revenues and expenses as a business unit within Cell Genesys prior to July 15, 1996. During the years ended December 31, 1996, 1995, and 1994, our revenues were derived principally from Xenotech for the development of XenoMouse technology, which was essentially completed in 1996.

(2) In 1997, we incurred a non-recurring charge for cross-license and settlement of $22.5 million. This amount represents an allocation from Cell Genesys of $11.25 million and an entry of $11.25 million to record the equity in the losses of Xenotech, which was our 50% owned joint venture. See Note 6 to Consolidated Financial Statements.

(3) In 1999 we incurred a net non-recurring fee related to the termination of certain rights licensed by Japan Tobacco from Xenotech. See Note 2 of Notes to Consolidated Financial Statements.

(4) Net loss per share data has not been presented for 1996 as there were no equity securities outstanding prior to that date.

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

OVERVIEW

    We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse technology, a proprietary technology, which we believe enables rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize either through corporate collaborations or internal product development programs.

    As of December 31, 1999, we have established collaborative arrangements to use XenoMouse technology to produce fully human antibodies with fifteen partners covering numerous antigen targets. Pursuant to these collaborations, we and our partners intend to generate antibody product candidates for the treatment of cancer, inflammation, auto immune diseases, transplant rejection, cardiovascular disease, growth factor modulation, and infectious disease. Our collaborative partners include Cell Genesys, Pfizer, Schering-Plough Research Institute, Genentech, Millennium, Research Corporation Technologies, AVI BioPharma, BASF Bioresearch Corporation, Amgen, Japan Tobacco, Chiron, Human Genome Sciences, CuraGen, Centocor/Johnson and Johnson, and the U. S. Army. Of these collaborative partners, Pfizer, Genentech, Millennium, Cell Genesys, Japan Tobacco and the U. S. Army have each entered into new or expanded collaborations with us specifying additional antigens for XenoMouse antibody development. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. The terms of the collaborative arrangements vary, reflecting the value we add to the development of any particular product candidate. These collaborations typically provide our collaborative partners with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the collaborative partner. In most cases, we provide our mice to collaborative partners who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the collaborative partner's antigen target for additional compensation. Our collaborative partners will need to obtain product licenses for any antibody product they wish to develop and commercialize.

    The financial terms of our existing collaborations often include upfront payments, potential license fees and potential milestone payments paid to us by the collaborative partner. Based on our collaborative agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our collaborative partner takes the antibody product candidate into development and ultimately to commercialization. If not, such payments and fees will be less. In certain instances, the collaborative partner could make reimbursement payments to us for research that we conduct on its behalf. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the collaborative partner. Furthermore, the collaborative partner will be responsible for worldwide manufacturing, product development and marketing of any product developed through the collaboration.

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

    We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We completed a multi-center Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. Following completion of the Phase II trial, we initiated a Phase III clinical trial in December 1999. Our other three antibody product candidates were generated using XenoMouse technology. We completed Phase I and Phase I/II clinical trials for our fully human antibody product candidate in psoriasis, ABX-IL8. We plan to conduct additional Phase II clinical trials in 2000. We initiated a Phase I clinical trial for ABX-EGF in cancer in 1999 and patient enrollment is ongoing. We are in preclinical development with one other fully human antibody product candidate, ABX-RB2, for use in the treatment of chronic immunological disorders.

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

    In December 1999, we paid $47.0 million to purchase Japan Tobacco's interest in the Xenotech joint venture, and a non-recurring payment of $10.0 million to terminate rights to the current XenoMouse technology. Additionally, Japan Tobacco paid us $6.0 million to acquire a license to new technology, and $4.0 million to acquire a research license and commercialization rights under existing and future XenoMouse technology on a more limited basis than it did under our prior collaboration with Japan Tobacco. See Note 2 of Notes to Consolidated Financial Statements.

    In connection with the grant of stock options since our organization on July 15, 1996, we have recorded aggregate deferred compensation of approximately $2.3 million through December 31, 1999, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $500,000, $598,000 and $528,000 in the years ended
December 31, 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    Revenues increased to $12.3 million in 1999 from $3.8 million in 1998. The increase relates primarily to revenues of $8.3 million from Japan Tobacco Inc. as follows: $6.0 million for the license of certain technology in December 1999; and $1.3 million in fees for the reimbursement of clinical trial costs and certain joint interest rights in the data from the ABX-IL8 clinical trials. Additionally, revenues in 1999 included non-refundable license and option fees in connection with the execution of collaborative agreements, fees for the achievement of research milestones, and licensing fees for three antigen targets under existing collaborations.

    Revenues increased to $3.8 million in 1998 from $2.0 million in 1997. The increase was primarily from the increase in fees under collaborative agreements including nonrefundable license fees and fees paid for the achievement of research milestones. During 1998 we also derived revenues from performing research for Xenotech, which, up until December 1999 when we acquired 100% of Xenotech, was an equally owned joint venture with JT America. Revenues from the joint venture were recognized when earned, net of our cash contributions to Xenotech, under the terms of the related agreements. Revenues from Xenotech were $1.3 million in 1997, $1.3 million in 1998 and none in 1999 as Xenotech's research related to developing XenoMouse technology was essentially completed in 1996 with limited research activities in 1997 and 1998. Research and development funding received in advance under these agreements was recorded as deferred revenue.

    Research and development expenses increased to $21.1 million in 1999 from $17.6 million in 1998 and from $11.4 million in 1997. The increase in 1999 reflects primarily costs associated with increased personnel, the clinical trials of ABX-CBL, ABX-IL8 and the initiation of the ABX-EGF clinical trial, the valuation of stock options awarded to certain consultants and lab supplies. The increase in 1998 reflects primarily costs associated with the initiation of clinical trials of ABX-CBL and ABX-IL8. We anticipate that research and development expenses will increase in future periods as we expand research and development efforts and clinical trials.

    General and administrative expenses increased to $5.2 million in 1999 from $3.4 million in 1998 and $3.5 million in 1997. The increase in 1999 was in part due to costs associated with increased personnel, including recruiting costs and incentive compensation (which is based on our meeting certain annual objectives). Additionally the increase was due to having become a publicly traded company and the costs associated with investor relations and to increased financing activities related to our follow-on public offering in March 1999 and our private offering in November 1999.

    Equity in income from the Xenotech joint venture in 1999 reflects our percentage ownership in the net income from the joint venture, prior to our acquisition of 100% of the joint venture in December 1999. In 1999, prior to our acquisition, the joint venture recorded net income primarily from the sale of licenses to Abgenix and our partner, JT America, Inc. In 1998, the joint venture incurred losses and our equity in those losses was in part netted against our revenues from the joint venture.

    The non-recurring termination fee in 1999 is a one-time net charge of $8.7 million related to the termination of certain rights licensed by Japan Tobacco from Xenotech. See Note 2 of Notes to Financial Statements. The aggregate non-recurring charge for cross-license and settlement of $22.5 million in 1997 resulted from the execution of the comprehensive patent cross-license and settlement agreement with GenPharm. See Note 6 of Consolidated Notes to Financial Statements.

    Interest income increased in 1999 and 1998 due to higher average balances of marketable securities and cash equivalents due to our initial and follow-on public offerings and our November 1999 private placement. Interest expense declined in 1999 and 1998 due to the continued pay down of debt on our equipment leaseline financing and loan facility.

    Foreign income tax in 1999 reflects the withholding income tax imposed by Japan on certain transactions with Japan Tobacco.

LIQUIDITY AND CAPITAL RESOURCES

    Since formation, we have financed our operations primarily through:

    - initial capital contributions by, and borrowings from, Cell Genesys;

    - private placements of our capital stock;

    - an initial public offering of common stock in 1998;

    - a follow-on public offering of common stock in March 1999;

    - revenue from collaborative arrangements;

    - equipment leaseline financings; and

    - loan facilities.

    During the twelve months ended December 31, 1999, we received net cash proceeds of $125.4 million principally from the following financing activities:

    - $44.5 million from the sale of 3,208,000 shares of common stock in a follow-on public offering in March 1999;

    - $8.0 million from the sale of 495,356 shares of common stock to Genentech in January 1999;

    - $71.1 million from the sale of 1,778,000 shares of our common stock in a private placement in November 1999; and

    - $1.8 million from the issuance of common stock pursuant to the exercise of stock options and the employee stock purchase plan.

    Subsequent to December 31, 1999, we completed the following significant financing transaction:

    - In February 2000, we sold 2,484,000 shares of our common stock in another follow-on public offering with net proceeds to us of $496.5 million.

    Significant investing activities during 1999 included the following:

    - In December 1999, we purchased 418,995 shares of common stock of CuraGen for $15.0 million; and

    - In December 1999, we purchased Japan Tobacco's 50% interest in the Xenotech joint venture for $47.0 million.

    We have incurred operating losses in each of the last three years of operation, including net losses of approximately $20.5 million in 1999, $16.8 million in 1998, $35.9 million in 1997 and $7.1 million in 1996. As of December 31, 1999, we had an accumulated deficit of approximately $89.8 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, from the non-recurring cross-license and settlement charge and from general and administrative costs associated with our operations. We expect to incur additional losses for the foreseeable future as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into collaborative arrangements. This will increase our need for capital and may result in substantial losses for several years. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

    Our net cash used in operating activities was $20.2 million, $20.0 million and $10.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The cash used for operations was primarily to fund research and development expenses and manufacturing costs related to the development of new products.

    As of December 31, 1999, we had cash, cash equivalents and marketable securities of $58.0 million. Additionally, we received net proceeds of $496.5 million in February 2000 from our follow-on public offering. We have invested the net proceeds of our financings in highly liquid, interest bearing, investment grade securities. We have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the five year U.S. Treasury rate. We also have a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (9.50% at December 31, 1999, and 8.75% at December 31, 1998).

    We plan to expend significant resources to establish our own manufacturing facility and also to continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical testing and clinical trials. We may be required to expend substantial funds if unforeseen difficulties arise in the course of completing required additional development of product candidates, manufacturing of product candidates, performing preclinical testing and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of our business. Our future liquidity and capital requirements will depend on many factors, including:

    - scope and results of preclinical testing and clinical trials;

    - the retention of existing and establishment of further collaborative arrangements, if any;

    - continued scientific progress in our research and development programs;

    - size and complexity of these programs;

    - cost of establishing our manufacturing capabilities, conducting commercialization activities and arrangements;

    - time and expense involved in obtaining regulatory approvals;

    - competing technological and market developments;

    - time and expense of filing and prosecuting patent applications and enforcing patent claims;

    - investment in, or acquisition of, other companies;

    - product in-licensing; and

    - other factors not within our control.

    We believe that the net proceeds of $496.5 million from the offering in February 2000, together with our current cash balances, cash equivalents, marketable securities and the cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements until we are generating positive operating cash flows. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may have a material and adverse effect on our business, financial condition and results of operations.

    As of December 31, 1999, we had federal net operating loss carryforwards of approximately $61 million. Our net operating loss carryforwards exclude losses incurred prior to the organization of Abgenix in July 1996. Further, the amounts associated with the cross-license and settlement that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately fifteen years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

YEAR 2000 UPDATE

    We have not experienced any problems related to the Year 2000 Issue. During 1999 we assessed our exposure and found that all of our time-sensitive software was widely used and purchased from major vendors, all of whom had announced that their software was either currently Year 2000-compliant or would be made so with upgrades before the end of 1999. We had already purchased the Year 2000-compliant upgrade of our accounting system to acquire the benefits of its improved features, so this purchase was not accelerated by the Year 2000 issue. As a result we did not incur, and do not expect to incur, any material expenditures related to year 2000 systems.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. We will adopt SFAS 133 no later than the first quarter of fiscal year 2001. SFAS 133 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

RECENTLY ISSUED STAFF ACCOUNTING BULLETIN

    In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before registrants can record revenue. In addition, the SAB also provides guidance on the disclosures (both in footnotes and in Management's Discussion and Analysis of Financial Condition and Results of Operations) registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The SAB states that all registrants are expected to apply the accounting and disclosures described in it no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact of the application of SAB No. 101 to our financial statements.

ITEM 7A. MARKET RISK

    As of December 31, 1999, we had cash equivalents and short-term investments of $58.0 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loan and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included in Item 14 of Part IV of this Annual Report on Form 10-K and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Election of Directors."

(b) Identification of Executive Officers. Please refer to the section entitled "Executive Officers" in Part I, Item 1 hereof.

(c) Compliance with Section 16(a) of the Exchange Act. The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

    1.  FINANCIAL STATEMENTS

ABGENIX, INC., FINANCIAL STATEMENTS                             PAGE
-----------------------------------                           --------
Report of Ernst & Young LLP, Independent Auditors...........    F-1
Consolidated Balance Sheets.................................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Statement of Changes in Redeemable Convertible
  Preferred
  Stock and Stockholders' Equity............................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Notes to Consolidated Financial Statements..................    F-6

    2.  FINANCIAL STATEMENT SCHEDULES

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3.  EXHIBITS:

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

      10.11(3)          Expanded Field License dated June 12, 1991 among Cell
                          Genesys, JT Immunotech USA Inc. and Xenotech, L.P.

      10.11A(10)        Amendment No. 1 dated June 28, 1996 to Expanded Field
                          License.

      10.12(2)          Amended and Restated Anti-IL-8 License Agreement dated March
                          19, 1996 among Xenotech, L.P., Cell Genesys and Japan
                          Tobacco Inc.

      10.13(9)          Master Research License and Option Agreement dated June 28,
                          1996 among Cell Genesys, Japan Tobacco Inc. and
                          Xenotech, L.P.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

      10.26(2)          Agreement dated March 26, 1997 among Xenotech, L.P.,
                          Xenotech, Inc., Cell Genesys, Abgenix, Japan Tobacco Inc.
                          and JT Immunotech USA Inc.

      10.27(2)          Collaborative Research Agreement dated December 22, 1997
                          between Pfizer, Inc. and Abgenix.

     +10.27A(22)        Amendment No. 1 dated May 26, 1998 to Collaborative Research
                          Agreement between Abgenix and Pfizer, Inc.

     +10.27B(22)        Amendment No. 2 dated October 22, 1998 to Collaborative
                          Research Agreement between Abgenix and Pfizer, Inc.

      10.28(1)          Amended and Restated Stockholder Rights Agreement dated
                          January 12, 1998 among Abgenix and certain holders of
                          Abgenix's capital stock.

      10.29(2)          Collaborative Research Agreement effective as of January 28,
                          1998 between Schering-Plough Research Institute and
                          Abgenix.

      10.29A(16)        Amendment No. 2 effective January 28, 1999 to Collaborative
                          Research Agreement between Schering-Plough Research
                          Institute and Abgenix.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
      10.29B(16)        Amendment No. 3 effective February 12, 1999 to the
                          Collaborative Research Agreement between Schering-Plough
                          Research Institute and Abgenix.

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

      10.32(2)          Exclusive Worldwide Product License dated November 1997
                          between Xenotech, L.P. and Abgenix.

      10.33(2)          Research License and Option Agreement effective as of April
                          6, 1998 between Abgenix and Genentech, Inc.

      10.33A(2)         Amendment No. 1 effective as of June 18, 1998 to Research
                          License and Option Agreement between Abgenix and
                          Genentech, Inc.

      10.34(14)         Research Collaboration Agreement dated July 15, 1998 between
                          Millennium BioTherapeutics, Inc. and Abgenix.

     +10.35(22)         Research Collaboration Agreement dated September 29, 1998
                          between Millennium BioTherapeutics, Inc. and Abgenix.

      10.35A(22)        Amendment No. 1 effective as of November 29, 1998 to the
                          Research Collaboration Agreement between Millennium
                          BioTherapeutics, Inc. and Abgenix.

     +10.36(22)         Research License and Option Agreement dated October 30, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.

      10.37(16)         Research Collaboration Agreement dated December 22, 1998
                          between Centocor, Inc. and Abgenix.

     +10.38(22)         Memorandum of Understanding between Research Corporation
                          Technologies, Inc. and Abgenix.

      10.39(15)         Registration Rights Agreement dated November 18, 1998
                          between the selling stockholders and Abgenix.

     +10.40(22)         Research License and Option Agreement dated January 4, 1999 between AVI BioPharma, Inc. and Abgenix.

      10.41(17)         Registration Rights Agreement dated January 27, 1999 between
                          Genentech and Abgenix.

      10.42(16)         Multi-Antigen Research License and Option Agreement dated
                          January 27, 1999 between Genentech and Abgenix.

      10.43(18)         Preferred Shares Rights Agreement, dated as of June 14,
                          1999, between Abgenix and ChaseMellon Shareholder
                          Services, L.L.C., including the Certificate of
                          Determinations, the Form of Rights Certificate and the
                          Summary of Rights attached thereto as Exhibits A, B and C, respectively.

    **10.44(21)         Multi-Antigen Research License and Option Agreement by and
                          between Abgenix, Inc. and Japan Tobacco Inc. effective
                          December 31, 1999.

    **10.45(21)         Amended and Restated Field License by and among Abgenix,
                          Inc., JT America Inc. and Xenotech L.P. effective December
                          31, 1999.

      10.46(21)         Agreement to Terminate the Collaboration Agreement by and
                          among Abgenix, Inc., JT America Inc., and Xenotech L.P.
                          effective December 31, 1999.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
    **10.47(21)         Agreement to Terminate the Interest of Japan Tobacco Inc. in
                          the Master Research License and Option Agreement by and
                          among Abgenix, Inc., Japan Tobacco Inc. and Xenotech L.P.
                          effective December 31, 1999.

    **10.48(21)         Amendment of the Expanded Field License by and among
                          Abgenix, Inc., JT America Inc. and Xenotech L.P. effective
                          December 31, 1999.

      10.49(21)         Limited Partnership Interest and Stock Purchase Agreement
                          between Abgenix, Inc. and JT America Inc. made December
                          20, 1999.

    **10.50(21)         License Agreement by and between Abgenix, Inc. and Japan
                          Tobacco Inc. effective December 31, 1999.

      10.51(18)         Amended Preferred Shares Rights Agreement, dated as of
                          November 19, 1999, between Abgenix, Inc. and Chase Mellon
                          Shareholder Services, L.L.C., including the Certificate of
                          Determination, the form of Rights Certificate and the
                          Summary of Rights attached thereto as Exhibits A, B and C, respectively.

      10.52(19)         1999 Nonstatutory Stock Option Plan and form of agreement
                          thereunder.

      10.53(20)         Registration Rights Agreement dated November 19, 1999 by and among Abgenix and the selling stockholders.

      23.1              Consent of Ernst & Young LLP, Independent Auditors.

      24.1              Power of Attorney. Reference is made to the signature page.

---------

   + Confidential treatment granted for portions of these exhibits. Omitted portions have been filed separately with the Commission.

  ** Confidential treatment requested. Omitted portions have been filed separately with the Commission.

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

 (16) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-71289), portions for which Abgenix has requested confidential treatment.

 (17) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-71289).

 (18) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form 8-A (File No. 000-24207).

 (19) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-8 (File No. 333-90707).

 (20) Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-3 (File No. 333-91699).

 (21) Incorporated by reference to the same exhibits filed with Abgenix's Current Report on Form 8-K filed with the Commission on January 27, 2000.

 (22) Incorporated by reference to the same exhibits filed with Abgenix's Registration Statement on Form S-1 (File No. 333-70631).

(b) Reports on Form 8-K.

    The Company filed on November 23, 1999, an updated description of the Company's business.

(c) Exhibits.

    See Item 14(a)3 above.

(d) Financial Statement Schedule.

    See Item 14(a)2 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Abgenix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 24th day of March, 2000.

                                                       ABGENIX, INC.

                                                       By:              /s/ R. SCOTT GREER
                                                            -----------------------------------------
                                                                          R. Scott Greer
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                 /s/ R. SCOTT GREER                      Officer and Chairman of the
     -------------------------------------------         Board (Principal Executive    March 24, 2000
                   R. Scott Greer                        Officer)

               /s/ KURT W. LEUTZINGER                  Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 24, 2000
                 Kurt W. Leutzinger                      Accounting Officer)

           /s/ M. KATHLEEN BEHRENS, PH.D.
     -------------------------------------------       Director                        March 24, 2000
             M. Kathleen Behrens, Ph.D.

          /s/ RAJU S. KUCHERLAPATI, PH.D.
     -------------------------------------------       Director                        March 24, 2000
            Raju S. Kucherlapati, Ph.D.

                  /s/ MARK B. LOGAN
     -------------------------------------------       Director                        March 24, 2000
                    Mark B. Logan

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JOSEPH E. MAROUN
     -------------------------------------------       Director                        March 24, 2000
                  Joseph E. Maroun

               /s/ STEPHEN A. SHERWIN
     -------------------------------------------       Director                        March 24, 2000
              Stephen A. Sherwin, M.D.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Abgenix, Inc.

    We have audited the accompanying consolidated balance sheets of Abgenix, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abgenix, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 28, 2000

                                 ABGENIX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 13,366   $  1,415
  Marketable securities.....................................    44,646     15,329
  Accounts receivable.......................................     4,150        908
  Prepaid expenses and other current assets.................     4,861        530
                                                              --------   --------
    Total current assets....................................    67,023     18,182
Property and equipment, net.................................     5,300      5,435
Long-term investment........................................    29,225         --
Intangible assets, net......................................    46,591         --
Deposits and other assets...................................       402        603
                                                              --------   --------
                                                              $148,541   $ 24,220
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,705   $    439
  Deferred revenue..........................................     3,767        425
  Accrued product development costs.........................     1,667      1,225
  Accrued employee benefits.................................     1,287        259
  Other accrued liabilities.................................       725      1,034
  Current portion of long-term debt.........................     1,759      1,699
                                                              --------   --------
    Total current liabilities...............................    10,910      5,081
Deferred rent...............................................       150         --
Long-term debt..............................................       421      2,180
Commitments
Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000 shares
    authorized; none issued and outstanding at December 31,
    1999 and 1998, respectively.............................        --         --
  Common stock, $0.0001 par value; 50,000,000 shares
    authorized, 17,167,273 and 11,120,293 shares issued and
    outstanding at December 31, 1999 and 1998, respectively,
    at amount paid in.......................................   181,263     55,842
  Additional paid-in capital................................    32,254     31,588
  Deferred compensation.....................................      (670)    (1,170)
  Accumulated other comprehensive income....................    14,013         --
  Accumulated deficit.......................................   (89,800)   (69,301)
                                                              --------   --------
    Total stockholders' equity..............................   137,060     16,959
                                                              --------   --------
                                                              $148,541   $ 24,220
                                                              ========   ========

                             See Accompanying Notes

                                 ABGENIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   --------   ----------
Revenues:
  Contract revenue..........................................  $ 12,285   $  2,498   $      611
  Revenue under collaborative agreements from related
    parties.................................................        --      1,344        1,343
                                                              --------   --------   ----------
    Total revenues..........................................    12,285      3,842        1,954
Operating expenses:
  Research and development..................................    21,106     17,588       11,405
  General and administrative................................     5,164      3,405        3,525
  Charge for cross-license and settlement amount allocated
    from Cell Genesys.......................................        --         --       11,250
  Equity in (income) losses from the Xenotech joint venture
    (charge for cross-license settlement in 1997)...........      (546)       107       11,250
  Non-recurring termination fee.............................     8,667         --           --
                                                              --------   --------   ----------
    Total operating expenses................................    34,391     21,100       37,430
                                                              --------   --------   ----------
  Operating loss............................................   (22,106)   (17,258)     (35,476)
Other income and expenses:
  Interest income...........................................    (3,045)      (961)        (307)
  Interest expense..........................................       438        530          711
                                                              --------   --------   ----------
Loss before income tax......................................   (19,499)   (16,827)     (35,880)
  Foreign income tax expense................................     1,000         --           --
                                                              --------   --------   ----------
Net loss....................................................  $(20,499)  $(16,827)  $  (35,880)
                                                              ========   ========   ==========
Net loss per share..........................................  $  (1.41)  $  (3.00)  $(1,032.70)
                                                              ========   ========   ==========
Shares used in computing net loss per share.................    14,537      5,603           35
                                                              ========   ========   ==========

                             See Accompanying Notes

                                 ABGENIX, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY

                (in thousands, except share and per share data)

                                                                            STOCKHOLDERS' EQUITY
                                            -------------------------------------------------------------------------------------
                              REDEEMABLE                                             ACCUMULATED
                              CONVERTIBLE              ADDITIONAL                       OTHER                           TOTAL
                               PREFERRED     COMMON     PAID-IN       DEFERRED      COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                 STOCK       STOCK      CAPITAL     COMPENSATION        INCOME         DEFICIT         EQUITY
                              -----------   --------   ----------   -------------   --------------   ------------   -------------
Balance at December 31,
  1996......................   $ 10,150     $     1     $14,277        $    --         $    --         $(16,594)      $ (2,316)
  Contributions from Cell
    Genesys Inc.............         --          --      15,000             --              --               --         15,000
  Issuance of 2,846,542
    shares of series B
    redeemable convertible
    preferred stock at $6.50
    per share, net of
    issuance costs of
    $1,463..................     17,039          --          --             --              --               --             --
  Conversion of note payable
    to parent into 666,667
    shares of series A
    redeemable convertible
    preferred stock.........      4,000          --          --             --              --               --             --
  Issuance of 232,350 shares
    of common stock upon
    exercise of stock
    options and stock
    pruchase rights.........         --         350          --             --              --               --            350
  Deferred compensation for
    stock options issued
    below deemed fair
    value...................         --          --       1,776         (1,776)             --               --             --
  Amortization of deferred
    compensation............         --          --          --            528              --               --            528
  Net loss..................         --          --          --             --              --          (35,880)       (35,880)
                               --------     --------    -------        -------         -------         --------       --------
Balance at December 31,
  1997......................     31,189         351      31,053         (1,248)             --          (52,474)       (22,318)
  Issuance of 160,000 shares
    of series C redeemable
    convertible preferred
    stock at $8.00 per
    share...................      1,280          --          --             --              --               --             --
  Issuance of 421,143 shares
    of series B redeemable
    convertible preferred
    stock at $6.50 per share
    (net of issuance cost of
    $81)....................      2,656          --          --             --              --               --             --
  Conversion of 7,844,352
    shares of series A,
    series B and series C
    redeemable convertible
    preferred stock to
    common stock............    (35,125)     35,125          --             --              --               --         35,125
  Issuance of 2,875,000
    shares of common stock
    at $8.00 per share upon
    initial public offering
    (net of issuance costs
    of $2,860)..............         --      20,140          --             --              --               --         20,140
  Issuance of 153,269 shares
    of common stock upon
    exercise of stock
    options.................         --         130          --             --              --               --            130
  Issuance of 14,130 shares
    of common stock at $6.80
    per share pursuant to
    the employee stock
    purchase plan...........         --          96          --             --              --               --             96
  Deferred compensation
    related to grant of
    certain stock below
    deemed fair value.......         --          --         520           (520)             --               --             --
  Amortization of deferred
    compensation............         --          --          --            598              --               --            598
  Compensation related to
    grant of stock options
    to consultants..........         --          --          15             --              --               --             15
  Net loss..................         --          --          --             --              --          (16,827)       (16,827)
                               --------     --------    -------        -------         -------         --------       --------
Balance at December 31,
  1998......................         --      55,842      31,588         (1,170)             --          (69,301)        16,959
  Issuance of 3,000,000
    shares of common stock
    at $15.00 per share (net
    of issuance costs of
    $664)...................         --      41,636          --             --              --               --         41,636
  Issuance of 495,356 shares
    of common at $16.15 per
    share to Genentech......         --       8,000          --             --              --               --          8,000
  Issuance of 208,000 shares
    of common stock at
    $15.00 per share (net of
    issuance costs of $20)..         --       2,913          --             --              --               --          2,913
  Issuance of 1,778,000
    shares of common stock
    at $42.00 per share (net
    of issuance costs of
    $117)...................         --      71,073          --             --              --               --         71,073
  Issuance of 514,597 shares
    of common stock upon
    exercise of stock
    options.................         --       1,463          --             --              --               --          1,463
  Issuance of 48,526 shares
    of common stock at
    $6.901 per share
    pursuant to the employee
    stock purchase plan.....         --         336          --             --              --               --            336
  Amortization of deferred
    compensation............         --          --          --            500              --               --            500
  Compensation related to
    grant of stock options
    to consultants..........         --          --         666             --              --               --            666
  Unrealized gains on
    available for sale
    securities..............         --          --          --             --          14,013               --         14,013
  Net loss..................         --          --          --             --              --          (20,499)       (20,499)
                                                                                                                      --------
  Comprehensive loss........         --          --          --             --              --               --         (6,486)
                               --------     --------    -------        -------         -------         --------       --------
  Balance at December 31,
    1999....................   $     --     $181,263    $32,254        $  (670)        $14,013         $(89,800)      $137,060
                               ========     ========    =======        =======         =======         ========       ========

                             See Accompanying Notes

                                 ABGENIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(20,499)  $(16,827)  $(35,880)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Equity in (income) losses of Xenotech (including the
    charge for cross-license and settlement in 1997)........      (546)       411     12,147
  Depreciation and amortization.............................     1,763      1,715      1,489
  Stock options issued to consultants.......................       666         --         --
  Charge for cross-license and settlement...................        --         --     11,250
  Changes for certain assets and liabilities:
    Accounts receivable.....................................    (3,242)        --         --
    Prepaid expenses and other current assets...............    (4,337)      (888)      (392)
    Deposits and other assets...............................       100       (166)       (78)
    Payable to Xenotech for cross-license and settlement
      obligation............................................        --     (3,750)        --
    Accounts payable........................................     1,266       (199)       426
    Deferred revenue........................................     3,342        425       (376)
    Accrued stock issuance costs............................        --     (1,200)     1,200
    Accrued product development costs.......................       442        482        743
    Accrued employee benefits...............................     1,028         39       (130)
    Other accrued liabilities...............................      (329)        (3)      (574)
    Deferred rent...........................................       150         --         --
                                                              --------   --------   --------
Net cash used in operating activities.......................   (20,196)   (19,961)   (10,175)
                                                              --------   --------   --------
INVESTING ACTIVITIES
Purchases of short-term investments.........................   (61,598)   (24,868)   (15,505)
Sales of short-term investments.............................    32,069     20,243      7,783
Capital expenditures........................................    (1,108)      (697)    (1,075)
Acquistion of Xenotech, net of cash acquired................   (45,938)        --         --
Purchase of long-term investment............................   (15,000)        --         --
Contributions to Xenotech...................................        --       (475)    (4,647)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (91,575)    (5,797)   (13,444)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Net proceeds from issuances of common stock.................   125,421     20,366        350
Net proceeds from issuances of redeemable convertible
  preferred stock...........................................        --      3,936     17,039
Proceeds from long-term debt................................        --         --      4,300
Payments on long-term debt..................................    (1,699)    (1,746)      (643)
                                                              --------   --------   --------
Net cash provided by financing activities...................   123,722     22,556     21,046
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    11,951     (3,202)    (2,573)
Cash and cash equivalents at the beginning of the year......     1,415      4,617      7,190
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $ 13,366   $  1,415   $  4,617
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $    438   $    549   $    632
                                                              ========   ========   ========
Cash paid during the year for foreign income tax............  $  1,000   $     --   $     --
                                                              ========   ========   ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Allocation of charges related to the cross-license and
  settlement from parent and Xenotech.......................  $     --   $     --   $ 15,000
                                                              ========   ========   ========
Conversion of note payable to parent........................  $     --   $     --   $  4,000
                                                              ========   ========   ========
Furniture and equipment acquired under capital lease
  financing.................................................  $     --   $     --   $  1,968
                                                              ========   ========   ========
Deferred compensation related to grant of certain stock
  options...................................................  $     --   $    520   $  1,776
                                                              ========   ========   ========

                             See Accompanying Notes

                                 ABGENIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRESENTATION

    Abgenix, Inc., a Delaware corporation ("Abgenix" or the "Company"), develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. The Company has developed a proprietary technology to enable the quick generation of high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. The operations of Abgenix commenced in 1989 and were initially conducted as a research project within Cell Genesys, Inc., ("Cell Genesys"). On June 24, 1996, Abgenix was incorporated and subsequently on July 15, 1996, it was organized pursuant to a Stock Purchase and Transfer Agreement between the Company and Cell Genesys.

    Effective December 31, 1999 the Company acquired Japan Tobacco Inc.'s, ("Japan Tobacco"), interest in the Xenotech joint venture, ("Xenotech"), increasing the Company's ownership of the joint venture from 50% to 100%. Accordingly, the accompanying financial statements include the accounts of Xenotech on a consolidated basis as of December 31, 1999. Intercompany accounts have been eliminated in consolidation. Prior to the acquisition, Xenotech was accounted for under the equity method of accounting, accordingly, the Company's operations include equity in income and losses from Xenotech for the years 1999, 1998 and 1997, (see Note 2).

    In 1997, the Company incurred an aggregate non-recurring charge for cross-license and settlement of $22,500,000 which represents an allocation of $11,250,000 from Cell Genesys and an entry to record the 50% ownership in the equity in the losses of Xenotech of $11,250,000, (see Note 6).

CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENT

    Cash equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    Marketable securities--Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. The Company's marketable securities have been classified as "available-for-sale," and carried at market value. Unrealized gains and losses are reported as accumulated other comprehensive income/loss, which is a separate component of stockholders' equity. These unrealized gains and losses are considered temporary.

    Long-term investment--In 1999, the Company purchased 418,995 shares of CuraGen Corporation's common stock at $35.80 per share, for an aggregate purchase price of $15 million. This investment has been classified as "available for sale", and is carried at market value. Unrealized gains and losses are reported as accumulated other comprehensive income, which is a separate component of stockholders' equity. Unrealized gains and losses are considered temporary. The Company intends to hold this investment for at least a year and has, therefore, recorded it as a long-term investment.

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

                                 ABGENIX, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INTANGIBLE ASSETS

    The intangible assets consist primarily of patents and certain royalty rights, which were acquired through the acquisition of the Xenotech joint venture. Beginning in 2000, they will be amortized over their average estimated useful life of 15 years. No amortization was recorded in 1999.

REVENUE RECOGNITION

    Revenues related to collaborative research agreements with corporate partners are generally recognized ratably over the related funding periods for each contract. For research funding, the Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the fees stipulated in the respective agreements which approximates cost. Deferred revenue may result when the Company does not incur the required level of effort or has not fulfilled its obligation under the agreement during a specific period in comparison to funds received under the respective contracts. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of the specified milestone, where no future obligation to perform exists for that milestone. Nonrefundable, non-creditable license fees, for which no future obligation to perform exists, are recognized when invoiced.

RESEARCH AND DEVELOPMENT

    Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for stock options granted with exercise prices equal to the fair market value of the underlying common stock.

NET LOSS PER SHARE

    In 1997, the Company adopted Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic earnings per share is calculated based on the weighted average number of shares outstanding during the period. Potentially dilutive securities are excluded from the computation, as their effect is antidilutive.

    Pro forma net loss per share has been computed to give effect to the automatic conversion of redeemable convertible preferred stock into common stock which occurred at the completion of the Company's initial public offering in July 1998, using the as-if-converted method, from the original date of issuance.

                                 ABGENIX, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation of shares used in calculation of basic and diluted and pro forma net loss per share follows:

                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1999         1998          1997
                                               ----------   ----------   ------------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Net loss.....................................   $(20,499)    $(16,827)    $  (35,880)
                                                ========     ========     ==========
Basic and diluted:
  Weighted-average shares of common stock
    outstanding used in computing basic and
    diluted net loss per share...............     14,537        5,603             35
                                                ========     ========     ==========
Basic and diluted net loss per share.........   $  (1.41)    $  (3.00)    $(1,032.70)
                                                ========     ========     ==========
Pro forma:
  Shares used in computing basic and diluted
    net loss per share (from above)..........                   5,603             35
  Adjusted to reflect the effect of the
    assumed conversion of preferred stock
    from the date of issuance................                   4,301          3,858
                                                             --------     ----------
  Weighted-average shares used in computing
    pro forma net loss per share.............                   9,904          3,893
                                                             ========     ==========
Pro forma net loss per share.................                $  (1.70)    $    (9.22)
                                                             ========     ==========

    Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of pro forma net loss per share, as well as an additional 2,110,744, 1,736,854 and 1,630,093 shares related to outstanding options and warrants not included above, determined using the treasury stock method at the estimated average fair value, for the years ended December 31, 1999, 1998 and 1997, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities". In July 1999 the FASB announced the delay of the effective date of FAS 133 for one year, to the first quarter of 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. The impact of FAS 133 on our financial position and results of operations is not expected to be material.

                                 ABGENIX, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENTLY ISSUED STAFF ACCOUNTING BULLETIN

    In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before registrants can record revenue. In addition, the SAB also provides guidance on the disclosures (both in footnotes and in Management's Discussion and Analysis of Financial Condition and Results of Operations) registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The SAB states that all registrants are expected to apply the accounting and disclosures described in it no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact of the application of SAB No. 101 to our financial statements.

RECLASSIFICATIONS

    Certain prior-year balances have been reclassified to conform to the current-year presentation.

2. ACQUISITION OF XENOTECH AND TRANSACTIONS WITH JAPAN TOBACCO

ACQUISITION OF XENOTECH AND TRANSACTIONS WITH JAPAN TOBACCO

    On December 20, 1999, the Company executed several agreements with Japan Tobacco that became effective December 31, 1999, under which the Company acquired Japan Tobacco's interest in the XenoMouse, a technology for generating fully human antibody drugs used in treating a wide range of diseases. Under the agreements, Abgenix paid $47.0 million in cash to Japan Tobacco for its 50% interest in Xenotech under which the XenoMouse technology was developed. This acquisition brought the Company's ownership of Xenotech to 100% and was accounted for under the purchase method of accounting. The purchase price of $47.2 million, including acquisition costs, was allocated $0.6 million to cash and $46.6 million to intangibles consisting primarily of the patents for the XenoMouse technology and the rights to royalties under certain licenses. The intangible assets will be amortized over 15 years, the estimated average life of the patents and licenses, using the straight-line method. Because Xenotech was acquired effective December 31, 1999, and prior to this date was owned 50% by the Company, operations of Xenotech were recorded on the equity method of accounting through December 31, 1999, and upon acquisition the Xenotech accounts were consolidated with the Company.

    Under the agreements, the Company made a non-recurring payment of $10.0 million to Japan Tobacco to terminate rights to the current XenoMouse technology. Additionally, Japan Tobacco paid $4.0 million to the Company for a license to use the existing XenoMouse technology on a more limited basis than previously, and to use future XenoMouse technology in development at Abgenix. One third of the $4.0 million payment, or $1.3 million, was allocated to the current XenoMouse technology and was offset against the $10.0 million payment. The net of these two amounts, $8.7 million, was recorded as a non-recurring termination fee to the consolidated statements of operations in 1999. The remainder of the $4.0 million payment, or $2.7 million, was recorded as deferred revenue and will be recognized as revenue when the future XenoMouse technologies are delivered. Japan Tobacco will also make royalty payments on any future sales of antibody products generated using XenoMouse.

    Lastly, under the December agreements, the Company granted to Japan Tobacco a license for certain new technology related to the generation of mouse models of certain human diseases. In return for this license, Japan Tobacco paid Abgenix $6.0 million, which was recorded in contract revenue.

                                 ABGENIX, INC.

2. ACQUISITION OF XENOTECH AND TRANSACTIONS WITH JAPAN TOBACCO (CONTINUED)
    In June 1999 the Company entered into a collaboration agreement with Japan Tobacco, Inc. relating to the clinical development of one of the Company's products. Under the agreement, Japan Tobacco made payments totaling $2,280,000 to the Company, which was recorded as revenue in 1999.

XENOTECH PRIOR TO THE ACQUISITION

    Prior to the acquisition, the Company and a subsidiary of Japan Tobacco equally owned Xenotech. The Company obtained its interest when Cell Genesys assigned its rights upon the creation of Abgenix. Research performed by Xenotech, which was generally outsourced to the Company, was funded through capital contributions from the partners. Revenues recognized by the Company for performing the research for Xenotech were $1,344,000 and $1,343,000, for the years ended December 31, 1998 and 1997, respectively, net of its cash contributions of $304,000 and $897,000, respectively, to Xenotech related to this revenue. No revenue was recognized in 1999. The Company acquired options and product licenses for antigen targets developed from the XenoMouse technology from Xenotech during these periods as well. The cost of such options and licenses were expensed as research and development by the Company in the amounts of $645,000, $453,000 and $172,500 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Prior to the acquisition, the Company accounted for its investment in Xenotech under the equity method and therefore recorded 50% of Xenotech's net income or losses, up to the Company's investment amount. Details are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Abgenix's share of Xenotech (income) losses.........   $(546)      $411     $ 12,347
Losses associated with cross-license and
  settlement........................................      --         --      (11,250)
Difference due to timing and change in deferred
  revenue...........................................      --         --         (200)
                                                       -----       ----     --------
Equity in (income) losses of Xenotech...............   $(546)      $411     $    897
                                                       =====       ====     ========

PROFORMA UNAUDITED FINANCIAL INFORMATION

    The following unaudited pro forma financial information presents the results of operations of the Company and Xenotech for the years ended December 31, 1999 and 1998 as if the acquisition had been consummated as of the beginning of the periods presented.

                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Total revenues..........................................  $ 12,680   $  2,723
Net loss................................................  $(23,047)  $(20,344)
Net loss per share......................................  $  (1.59)  $  (3.63)

    The pro forma financial information includes the effect of the amortization of intangible assets acquired, using a 15 year life. The pro forma condensed financial information is presented for illustrative purposes only. This information is not necessarily indicative of the Company's financial position or results of operations for future periods or the results that actually would have been realized had the acquisition and certain transactions occurred as of the beginning of the periods presented.

                                 ABGENIX, INC.

3. COLLABORATION AND LICENSE AGREEMENTS

    As of December 31, 1999, the Company had agreements with 15 collaborative partners covering at least 20 product candidates. These agreements typically allow the collaborative partner to generate fully human antibodies to one or more specific antigen targets provided by the collaborative partner. In most cases, the Company provides the technology to the collaborative partner who then carries out the research with their specific antigen target. In other cases, the Company may perform the research with the collaborative partner's antigen target, for additional compensation. In some cases, the Company has granted multi-antigen research licenses allowing the partner to incorporate the Company's technology into early stages of their antibody research. The financial terms of these agreements may include license fees, milestone payments and royalties on any future product sales. Contract revenue from two partners represented 67.4% and 14.7%, respectively, of the Company's revenue in 1999.

    As of December 31, 1999, agreements are as follows:

    Amgen: In April 1999, the Company entered into a research collaboration, option and license agreement with Amgen, Inc., to generate fully human antibodies to an undisclosed antigen target. Under this agreement, Amgen is paying the Company to perform the immunizations and certain research activities.

    AVI BioPharma: In January 1999, the Company entered into a research license and option agreement with AVI to generate fully human antibodies to an antigen target for the treatment of various cancers.

    BASF: In March 1999, the Company entered into a research collaboration agreement with BASF Bioresearch Corporation to generate fully human antibodies to an undisclosed antigen target.

    Cell Genesys: In November 1997, the Company entered into the gene therapy rights agreement with Cell Genesys. Cell Genesys received certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy.

    Centocor/Johnson and Johnson: In December 1998, the Company entered into a research collaboration agreement with Centocor to generate fully human antibodies to an undisclosed antigen target in the cardiovascular field.

    Chiron: In December 1999, the Company entered into a research license and option agreement with Chiron to generate fully human antibodies to an undisclosed antigen in the field of autoimmune diseases. Under a separate research collaboration agreement, Chiron may use XenoMouse to generate fully human antibodies to up to four cancer targets.

    CuraGen: In December 1999, the Company entered into a broad collaboration with CuraGen, Inc. to make fully human antibodies to genomics-based antigen targets. Under the collaboration, CuraGen will supply a large number of antigen targets to the Company, and the Company will be responsible for generating fully human antibodies to them. The Company will share responsibility for evaluation of the antibody product candidates generated. Both CuraGen and the Company will be able to select antibody product candidates from the pool generated in the course of the collaboration. The party selecting a product candidate will pay to the other, for rights to develop and commercialize such product, license fees, milestone payments and royalty payments on any eventual product sales.

    Genentech: In January 1999, the Company entered into a multi-antigen research license and option agreement with Genentech. This agreement superceded two agreements in 1998. Under the new agreement, the Company granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets,

                                 ABGENIX, INC.

3. COLLABORATION AND LICENSE AGREEMENTS (CONTINUED)
(including the two from the 1998 superceded agreements), but not more than two in any one year, over the agreement's six year term. Genentech can renew the agreement for up to four additional targets over a subsequent three-year period. Genentech acquired 495,356 shares of our common stock for an aggregate purchase price of $8.0 million. To renew the agreement at the end of the sixth year, Genentech must purchase an additional $2.5 million of our common stock at a 50% premium to the then current market price.

    Human Genome Sciences: In December 1999, the Company entered into a broad collaboration with Human Genome Sciences, Inc. ("HGS") to generate fully human antibodies to genomics-based antigen targets. Under the collaboration, HGS has the right to use XenoMouse technology for research purposes and to take out options and/or licenses on a pre-set number of antigen targets. The Company also may collaborate with HGS on a pre-set number of antigen targets to which the Company will generate fully human antibodies. The companies will then jointly develop and commercialize these products. The Company is also able to select antigen targets from the Human Genome Sciences database to make antibodies against and will have an option to license a pre-set number of such antigen targets for its in-house development and commercialization. If the Company enters into a license to Human Genome Science's antigen target the Company would pay license fees, milestone payments and royalties equivalent to what they pay the Company for licenses to XenoMouse technology.

    Japan Tobacco: In December 1999, the Company entered into a collaboration with Japan Tobacco allowing it to use XenoMouse for research purposes and to obtain options and/or product licenses for a limited number of specific antigen targets each year. This collaboration superceded our prior collaboration agreement with Japan Tobacco. For each antigen target licensed, the Company could receive license fees, milestone payments and royalty payments on any eventual product sales. Japan Tobacco could also pay royalties on any future product sales relating to several antigen targets it had previously licensed under the former Xenotech structure.

    Millennium: In July 1998, the Company entered into a research collaboration agreement with Millennium BioTherapeutics to generate fully human antibodies to an antigen target in the field of inflammation. In October 1998, the Company entered into a research, license and option agreement with Millennium BioTherapeutics covering the same antigen target. In September 1998, the Company entered into a second research collaboration agreement with Millennium covering a second antigen target in the field of inflammation.

    Pfizer: In December 1997, the Company entered into a research collaboration agreement with Pfizer to generate fully human antibodies to an antigen target in the cancer field. In October 1998, Pfizer exercised its option to expand its research collaboration with the Company to include a second antigen target in the field of cancer. In November 1999, Pfizer exercised its option to expand its research collaboration with the Company to include a third antigen target in the field of cancer. Pfizer is paying the Company to perform the immunizations and to undertake certain research activities. As part of this arrangement, in January 1998 Pfizer purchased 160,000 shares of our series C preferred stock for $1.3 million and received an option to collaborate with the Company on up to three antigen targets. These shares converted into 160,000 shares of common stock upon our initial public offering.

    Research Corporation Technologies: In December 1998, the Company entered into a binding memorandum of understanding for a research collaboration agreement with RCT to generate fully human antibodies to certain antigen target. Resultant antibody product candidates could potentially be used in treating organ transplant rejection and autoimmune disorders.

                                 ABGENIX, INC.

3. COLLABORATION AND LICENSE AGREEMENTS (CONTINUED)
    Schering-Plough: In January 1998, the Company entered into a research collaboration agreement with Schering-Plough to generate fully human antibodies to an antigen target in the field of inflammation. Under this agreement, Schering-Plough is paying the Company to perform the immunizations and certain research activities. In September 1999, Schering-Plough exercised its option for a product license.

    U.S. Army: In July 1999, the Company entered into a collaboration with the U.S. Army to generate fully human antibodies to filoviruses. In October 1999, the U.S. Army expanded the collaboration to include poxviruses.

                                 ABGENIX, INC.

4.  AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities at December 31, 1999 and 1998:

                                                  1999                                   1998
                                  ------------------------------------   ------------------------------------
                                  AMORTIZED   UNREALIZED    ESTIMATED    AMORTIZED   UNREALIZED    ESTIMATED
                                    COST      GAIN/(LOSS)   FAIR VALUE     COST      GAIN/(LOSS)   FAIR VALUE
                                  ---------   -----------   ----------   ---------   -----------   ----------
Commercial obligations..........   $22,829       $ (73)      $22,756      $    --    $       --     $    --
Commercial paper................    15,358          10        15,368        5,106            --       5,106
Obligations of the U.S.
  government and its agencies...    17,822        (149)       17,673       11,575            --      11,575
                                   -------       -----       -------      -------    ----------     -------
Total...........................   $56,009       $(212)      $55,797      $16,681    $       --     $16,681
                                   =======       =====       =======      =======    ==========     =======
Classified as:
  Cash equivalents..............                             $11,151                                $ 1,352
  Marketable securities.........                              44,646                                 15,329
                                                             -------                                -------
                                                             $55,797                                $16,681
                                                             =======                                =======

    The Company's available for sale marketable securities have the following maturities at December 31, 1999:

Due in one year or less.....................................  $45,611
Due after one year but less than five years.................   10,186
                                                              -------
                                                              $55,797
                                                              =======

    There were no significant unrealized gains or losses as of December 31, 1998. The unrealized gains and losses as of December 31, 1999 were reported as accumulated other comprehensive income, which is a separate component of stockholders' equity.

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Furniture, machinery and equipment........................  $ 4,163    $ 3,118
Leasehold improvements....................................    4,333      4,270
                                                            -------    -------
                                                              8,496      7,388
Less accumulated depreciation and amortization............   (3,196)    (1,953)
                                                            -------    -------
                                                            $ 5,300    $ 5,435
                                                            =======    =======

    Property and equipment financed under capital leases was $1,956,000 at December 31, 1999, 1998 and 1997. Accumulated amortization for such financed assets are included in accumulated depreciation and amortization.

                                 ABGENIX, INC.

6.  COMMITMENTS

LOAN AND CAPITAL LEASE

    On January 24, 1997, the Company secured a loan with a bank in the amount of $4,300,000 in order to finance tenant improvements on its facility in Fremont, California. The loan matures in January 2001 and bears an annual interest rate of prime plus 1.0%. The interest rate at December 31, 1999 and 1998 was 9.50% and 8.75% respectively. The loan is secured by substantially all tangible and intangible assets of the Company.

    On March 28, 1997, the Company entered into a lease agreement with a financing company under which the Company financed approximately $2,000,000 of its laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%. The last schedule matures in September, 2001.

    Future principal payments under the loan and minimum payments under the capital lease are as follows:

                                                               CAPITAL     TOTAL
                                                      LOAN      LEASE     PAYMENTS
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Year ending December 31,
  2000............................................  $ 1,258     $ 595     $ 1,853
  2001............................................      105       332         437
                                                    -------     -----     -------
Total.............................................    1,363       927       2,290
Less amount representing interest and tax.........       --      (110)       (110)
                                                    -------     -----     -------
Present value of future payments..................    1,363       817       2,180
Less current portion..............................   (1,258)     (501)     (1,759)
                                                    -------     -----     -------
Noncurrent portion................................  $   105     $ 316     $   421
                                                    =======     =====     =======

FACILITY LEASE

    The Company has an operating lease for its facilities in Fremont, California. The lease expires in January 2007; however, the Company has the option to extend the term through 2016. Future minimum payments under the noncancelable operating lease at December 31, 1999 are:

                                                              (IN THOUSANDS)
                                                              --------------
Year ending December 31,
  2000......................................................      $  923
  2001......................................................         955
  2002......................................................         987
  2003......................................................       1,019
  Thereafter................................................       3,341
                                                                  ------
Total lease payments........................................      $7,225
                                                                  ======

    Rent expense, in thousands, was $1,043 and $862 for the years ended December 31, 1999 and 1998, respectively.

                                 ABGENIX, INC.

6.  COMMITMENTS (CONTINUED)
CBL LICENSE AGREEMENT

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

COMMITMENT FOR PRODUCT DEVELOPMENT

    The Company has contracted with a third party, located in the United Kingdom, for the manufacture of certain products it uses in its clinical trials. As of December 31, 1999 and 1998 the Company has committed approximately $4,900,000 and $600,000, respectively, related to future deliveries of these products. The Company has not recorded these obligations in its accrued liabilities as no legal liability exits until the products are delivered to and accepted by the Company.

CHARGE FOR CROSS LICENSE AND SETTLEMENT

    In 1997, Cell Genesys, Abgenix, Xenotech and Japan Tobacco signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. As consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm for $15,000,000 which was paid in full September 30, 1998. Of this note, $3,750,000 satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, two patent milestones were achieved and Xenotech was obligated to pay $7,500,000 for each milestone. Xenotech paid $7,500,000 in 1997 to satisfy the first milestone and recorded a payable to GenPharm for the remaining $7,500,000. Xenotech recorded the total of $15,000,000 as an expense in 1997. These payments satisfied all obligations under the agreement.

    Pursuant to Staff Accounting Bulletin 55, Cell Genesys allocated its portion of the settlement obligation, $11,250,000, to Abgenix since the related technology was contributed upon formation of Abgenix. The $15,000,000 note issued by Cell Genesys was recorded as a capital contribution by Abgenix. In accordance with the joint venture agreement and the equity method of accounting, Abgenix also recorded an expense of $11,250,000 representing 50% of the Xenotech expense.

    As a result of the above, the Company recognized as a non-recurring charge for cross-license and settlement, a total of $22,500,000 in 1997. The full amount of the cross-license and settlement costs were expensed, because the Company determined that the cross-license received by the Company from GenPharm was non-exclusive and had no alternative future uses for the Company.

                                 ABGENIX, INC.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

    Initial Public Offering--In July 1998, the Company completed an initial public offering of 2,500,000 shares of its common stock to the public, at a price of $8.00 per share. On July 27, 1998, the Company's underwriters exercised an option to purchase 375,000 additional shares of common stock at a price of $8.00 per share to cover over-allotments. The Company received net proceeds from the offerings of approximately $20.1 million. Upon the closing of the initial public offering, each of the outstanding 7,844,352 shares of redeemable convertible preferred stock was automatically converted into one share of common stock.

    Genentech--In January 1999, Genentech acquired 495,356 shares of our common stock for an aggregate purchase price of $8.0 million.

    Follow-on Public Offering--On March 4, 1999, the Company completed a follow-on public offering of 3,000,000 shares of its common stock to the public, at a price of $15.00 per share. On April 7, 1999 the Company's underwriters exercised an option to purchase 208,000 additional shares of common stock at a price of $15.00 per share to cover over-allotments. The Company received net proceeds from the offerings of approximately $44.5 million.

    Private Placement--On November 19, 1999, the Company completed a private placement of 1,778,000 shares of its common stock to qualified institutional and other accredited investors at a net price of $42.00 per share The Company received net proceeds of $71.1 million.

    Stockholder Rights Plan--In June 1999, our Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of our common stock. Each Right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each Right will become exercisable following the tenth day after a person or group announces acquisition of 15 percent or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of our common stock. In the case of Cell Genesys, which beneficially owns approximately 19.6% of our outstanding common stock as of December 31, 1999, each right will become exercisable following the tenth day after it announces the acquisition of 25 percent or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys of 25 percent or more of our common stock. We will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more (or in the case of Cell Genesys, 25 percent or more) of our common stock.

PREFERRED STOCK

    The Board of Directors is authorized to issue up to an aggregate of 5,000,000 shares of preferred stock, at $0.0001 par value per share. At December 31, 1999, none were issued or outstanding.

WARRANTS

    In connection with the loans it guaranteed in 1997, Cell Genesys received warrants to purchase a total of 121,667 shares of the Company's common stock, at an exercise price of $6.00 per share. The original terms were such that the warrants were exercisable immediately and expired in three years. The fair value of the above warrants was determined at the time to be insignificant for accounting purposes. These warrants were exercised in January 2000.

                                 ABGENIX, INC.

8. STOCK OPTION AND BENEFIT PLANS

INCENTIVE STOCK PLANS

    The Company has three stock option plans, which allow for the granting of incentive and non-qualified stock options to employees, outside directors and consultants of the Company. There are 4,541,250 shares of common stock authorized for issuance under the plans. The Company grants shares of common stock for issuance under the plans at no less than the fair value of the stock. Options granted under the plans generally have a term of ten years and vest over four years.

    Information with respect to the Plan activity is as follows:

                                                                        WEIGHTED
                                              SHARES     NUMBER OF      AVERAGE
                                            AVAILABLE     SHARES     EXERCISE PRICE
                                            ----------   ---------   --------------
Balances at December 31, 1996.............     429,902   1,168,906       $ 0.60
Authorized................................     791,250          --           --
  Options granted.........................    (676,644)    676,644       $ 2.42
  Options exercised.......................          --    (232,350)      $ 1.51
  Options canceled........................     104,774    (104,774)      $ 1.11
                                            ----------   ---------       ------
Balances at December 31, 1997.............     649,282   1,508,426       $ 1.24
Authorized................................     500,000          --           --
  Options granted.........................    (353,551)    353,551       $ 6.82
  Options exercised.......................          --    (153,268)      $ 0.86
  Options canceled........................      66,522     (66,522)      $ 2.11
                                            ----------   ---------       ------
Balances at December 31, 1998.............     862,253   1,642,187       $ 2.44
Authorized................................   1,650,000          --           --
  Options granted.........................  (1,027,875)  1,027,875       $22.22
  Options exercised.......................          --    (514,597)      $ 2.80
  Options canceled........................     166,388    (166,388)      $ 6.57
                                            ----------   ---------       ------
Balances at December 31, 1999.............   1,650,766   1,989,077       $12.22
                                            ==========   =========       ======

    The following table summarizes information about options outstanding at December 31, 1999:

                                                      OUTSTANDING OPTIONS
                                          -------------------------------------------
                                                       WEIGHTED AVERAGE
RANGE OF                                                  REMAINING         NUMBER
EXERCISE                                    NUMBER       CONTRACTUAL      OF OPTIONS
PRICES                                    OF OPTIONS    LIFE, IN YEARS    EXERCISABLE
------                                    ----------   ----------------   -----------
$0.60...................................    528,230           6.58           380,142
$1.00--$8.50............................    491,208           7.80           210,167
$9.00--$15.00...........................    563,461           9.05           139,391
$15.25--44.00...........................    379,678           9.56            18,641
$88.50..................................     26,500           9.94                 0
                                          ---------        -------           -------
                                          1,989,077           8.20           748,341
                                          =========        =======           =======

    From inception to December 31, 1997, options to purchase a total of 1,861,744 shares of common stock were granted at prices ranging from $0.60 to $5.00 per share. Deferred compensation of

                                 ABGENIX, INC.

8. STOCK OPTION AND BENEFIT PLANS (CONTINUED)
$1,776,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $1.20 to $6.50 per share). In the first quarter of 1998, the Company granted options to purchase 260,175 shares of common stock at $6.00 per share for which deferred compensation of approximately $520,000 was recorded based on the deemed fair value of common stock at $8.00 per share. During the second, third and fourth quarters of 1998, the Company granted an additional 51,376 options to employees to purchase shares of common stock at prices ranging from $5.00 to $10.00 per share. No deferred compensation expense was recorded as the options were granted at the then current market price of the stock on the date of the grant. The Company amortized $500,000, $598,000 and $520,000 of the deferred compensation balance during the years ended
December 31, 1999, 1998 and 1997 respectively.

    Additionally, the Company granted 1,500 and 42,000 options to purchase shares of common stock in 1999 and 1998, respectively to independent consultants. The prices of the options ranges from $8.50 to $14.91 per share with vesting periods ranging from one to two years. Compensation expense of $666,000 and $15,000 was recorded in 1999 and 1998, respectively.

PRO FORMA INFORMATION

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 6.39%, 4.67%, and 6.46%; no dividend yield in 1999, 1998 or 1997; volatility factor of 1.03, 0.78, and 0.67; and an expected life of the option of six years in 1999 and five years in 1998 and 1997. These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except for the option life for which 3 to 5 years, the term of the consulting contracts, were used. The value has been recorded in the financial statements.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The weighted-average fair values of options granted during the years ended December 31, 1999, 1998 and 1997 were $22.22, $6.82, and $3.00 per share. All options granted in 1997 and 1996 were granted at exercise prices below the deemed fair value of the underlying common stock. All options granted in 1999 and 1998 were granted at exercise prices at the then current market value of the stock.

                                 ABGENIX, INC.

8. STOCK OPTION AND BENEFIT PLANS (CONTINUED)
The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future years.

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net loss:
  As reported...............................................  $(20,499)   $(16,827)
                                                              ========    ========
  Pro forma.................................................  $(24,064)   $(17,160)
                                                              ========    ========
Net loss per share:
  As reported...............................................  $  (1.41)   $  (3.00)
                                                              ========    ========
  Pro forma.................................................  $  (1.66)   $  (3.06)
                                                              ========    ========

STOCK PURCHASE PLAN

    The Company's employee stock purchase plan enables eligible employees to purchase common stock at 85% of the average market price on the first or the last day of each 24 month offering period, whichever is lower. Employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. The number of shares which may be issued under the plan is 250,000, plus an annual increase equal to the lesser of 250,000, 1% of the Company's outstanding capitalization or a lesser amount determined by the Board. The maximum shares which can be issued over the 10 year term of the plan is 2,500,000. As of December 31, 1999, 336,367 shares have been authorized under the plan and 62,656 shares have been issued.

BENEFIT PLAN

    The Company has available a 401(k) retirement plan. Eligible employees may contribute up to 15% of their compensation. The Company does not match contributions and therefore no expense has been recorded.

                                 ABGENIX, INC.

9. RELATED PARTY TRANSACTIONS WITH CELL GENESYS

    Through July 31, 1997, pursuant to the terms of the Service Agreement with Cell Genesys, Cell Genesys provided Abgenix certain administrative services. In addition, beginning July 15, 1996, the Company leased equipment from Cell Genesys on a month-to-month basis pursuant to the Stock Purchase and Transfer Agreement. Total fees incurred under the Services Agreement and the Stock Purchase and Transfer Agreement were approximately $383,000 and $825,000 in 1998 and 1997, respectively. No fees were incurred in 1999. The Company chose to draw down on its Promissory Note with Cell Genesys in order to pay for the fees incurred through December 1997. In December 1997, the entire principal amount of the Promissory Note was converted into preferred stock, which subsequently was automatically converted to common stock upon the completion of the Company's initial public offering of its common stock.

    In addition, the Company had an agreement with Cell Genesys under which the Company provided immunization services as requested by Cell Genesys. Under this agreement, the Company recognized revenue of $111,000 in 1997.

10. INCOME TAXES

    For the year ended December 31, 1999, the Company recorded a tax provision of $1,000,000 which represents foreign withholding taxes on certain payments received from Japan Tobacco during the year.

    As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $61,000,000. The Company also had federal research and development tax credit carryforwards of approximately $2,500,000. The net operating loss and credit carryforwards will expire in the years 2011 through 2019, if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1999 are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $ 20,900   $ 12,900
  Research credit carryforwards.........................     2,500      1,500
  Capitalized research and development..................     2,900      1,600
  Capitalized license agreements........................     6,300      6,000
  Deferred partnership losses...........................        --      1,600
  Other, net............................................        --        100
                                                          --------   --------
Total deferred tax assets...............................    32,600     23,700
Valuation allowance.....................................   (32,600)   (23,700)
                                                          --------   --------
    Net deferred tax assets.............................  $     --   $     --
                                                          ========   ========

                                 ABGENIX, INC.

10. INCOME TAXES (CONTINUED)
    The net valuation allowance increased by $9,300,000 and $7,000,000 during the year ended December 31, 1998 and 1997, respectively. Deferred tax assets relate primarily to net operating loss carryforwards and to the capitalization of the GenPharm cross-licensing agreement.

11. SUBSEQUENT EVENTS (UNAUDITED)

COMMON STOCK

    Follow-on Public Offering: On February 10, 2000, the Company completed a follow-on public offering of 3,000,000 shares (2,160,000 new shares from the Company and 840,000 existing shares owned by Cell Genesys) of its common stock to the public, at a price of $210.00 per share. On February 29, 2000, the Company's underwriters exercised an option to purchase 450,000 additional shares (324,000 new shares from the Company and 126,000 existing shares owned by Cell Genesys) of common stock at a price of $210.00 per share to cover over-allotments. The Company received proceeds from the offerings of $496.5 million after the underwriters' discount and estimated costs of offering.

    Two-For-One Stock Split: In March 2000, the Company announced that effective April 6, 2000 the Company will effect a two-for-one common stock split. The accompanying financial statements have not been restated to reflect this two-for-one common stock split.

NEW COLLABORATIONS AND LICENSES

    Elan: In January 2000, we entered into a research license and option agreement with Elan to generate fully human antibodies to an undisclosed antigen in the field of neurological diseases.

    Gliatech: In January 2000, we entered into a research collaboration, option and license agreement with Gliatech to generate fully human antibodies for use in the fields of cardiovascular and inflammatory diseases. Under this agreement, Gliatech is paying the Company to perform the immunizations and certain research activities.

    Millennium: In March 2000, we entered into a collaboration agreement under which Millennium has the right to generate fully human antigens for a pre-set number of antigens. Upfront payments may be made in cash or common stock of Millennium.

NEW FACILITY LEASE

    In February 2000, the Company signed an operating lease for an additional 100,100 square foot facility, in Fremont, California, to be used primarily for pilot scale manufacturing. This lease expires in the year 2018, with options to extend the lease term. The lease requires a deposit or stand-by letter of credit for $2,000,000 during the term of the lease.

    Future minimum payments under this non-cancelable operating lease as of signing are as follows (in thousands): 2000--$1,121; 2001--$1,961; 2002--$2,030;
2003--$2,101; 2004--$2,174; and thereafter $27,698.

                                 ABGENIX, INC.

                               INDEX TO EXHIBITS*

EXHIBIT                                             ITEM
-------                 ------------------------------------------------------------
23.1........            Consent of Ernst & Young LLP, Independent Auditors.
24.1........            Power of Attorney (See signature page).
27.1........            Financial Data Schedule.

---------

* Only exhibits actually filed are listed. Item 14(a)(3) of this Report on Form 10-K sets forth exhibits incorporated by reference.