Form 10-Q
period 2000-03-31
ABGENIX INC
filed 2000-05-15
CIK 1052837

==============================================================================

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

                       For the period ended March 31, 2000

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

                                Yes    X       No
                                      ---           ---

As of April 30, 2000 there were 40,183,198 shares of the Registrant's Common Stock outstanding.

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

         ITEM 1 - FINANCIAL STATEMENTS

              Condensed Balance Sheets - March 31, 2000 and December 31, 1999.....................................3

              Condensed Statements of Operations - Three months ended
              March 31, 2000 and March 31, 1999...................................................................4

              Condensed Statements of Cash Flows - Three months ended
              March 31, 2000 and March 31, 1999...................................................................5

              Notes to Condensed Financial Statements.............................................................6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.........................................................................9

         ITEM 3 - QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................29

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS...............................................................................30

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................30

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................................................30

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................30

         ITEM 5 - OTHER INFORMATION...............................................................................30

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................................................30

         SIGNATURES...............................................................................................32


                                  ABGENIX, INC.
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       MARCH 31,         DECEMBER 31,
                                                                                          2000                1999
                                                                                     ----------------    ---------------
                                                                                       (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                           $   316,388         $   13,366
     Marketable securities                                                                   251,614             44,646
     Accounts receivable                                                                         250              4,150
     Prepaid expenses and other current assets                                                 4,183              4,861
                                                                                     ----------------    ---------------
               Total current assets                                                          572,435             67,023

Property and equipment, net                                                                    5,253              5,300
Long-term investment                                                                          39,176             29,225
Intangible assets, net                                                                        45,814             46,591
Deposits and other assets                                                                        393                402
                                                                                     ----------------    ---------------
                                                                                         $   663,071         $  148,541
                                                                                     ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    2,542          $   1,705
     Deferred revenue                                                                         13,367              3,767
     Accrued product development costs                                                           445              1,667
     Accrued employee benefits                                                                   700              1,287
     Other accrued liabilities                                                                   965                725
     Current portion of long-term debt                                                         1,634              1,759
                                                                                     ----------------    ---------------
               Total current liabilities                                                      19,653             10,910

Deferred rent                                                                                    184                150
Long-term debt                                                                                   112                421
Commitments
Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding
     Common stock, $0.0001 par value; 100,000,000 shares authorized,
       40,080,030 and 34,334,546 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively, at amount paid in                 679,950            181,263
     Additional paid-in capital                                                               32,829             32,254
     Deferred compensation                                                                     (544)              (670)
     Accumulated other comprehensive income                                                  24,070            14,013
     Accumulated deficit                                                                    (93,183)           (89,800)
                                                                                     ----------------    ---------------
               Total stockholders' equity                                                    643,122            137,060
                                                                                     ----------------    ---------------
                                                                                         $   663,071         $  148,541
                                                                                     ================    ===============


                              See accompanying notes.

                                  ABGENIX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                  -----------------------------------
                                                                      2000                 1999
                                                                  -------------        --------------
Revenues:
      Contract revenue                                                $  1,965               $     -
      Interest income                                                    4,341                   395
                                                                  -------------        --------------
              Total revenues                                             6,306                   395

 Costs and expenses:
      Research and development                                           7,214                 4,575
      General and administrative                                         1,584                 1,084
      Amortization of intangible assets                                    777                     -
      Interest expense                                                     114                   133
                                                                  -------------        --------------
              Total costs and expenses                                   9,689                 5,792

                                                                  -------------        --------------
 Net loss                                                           $   (3,383)           $   (5,397)
                                                                  =============        ==============
 Basic and diluted net loss per share                               $    (0.09)           $    (0.22)
                                                                  =============        ==============
 Shares used in computing basic and diluted net loss per share          37,250                24,274
                                                                  =============        ==============


                            See accompanying notes.

                                  ABGENIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                                2000           1999
                                                                             ------------  -------------
Operating activities
Net loss                                                                       $  (3,383)     $  (5,397)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                  1,257            416
    Stock based compensation related to stock options
      issued to consultants                                                          576            171
    Changes for certain assets and liabilities:
      Accounts receivable                                                          3,900              -
      Prepaid expenses and other current assets                                      678            733
      Deposits and other assets                                                        5              -
      Accounts payable                                                               837            753
      Deferred revenue                                                               600              -
      Accrued product development costs                                           (1,222)          (450)
      Other accrued liabilities                                                     (348)           188
      Deferred rent                                                                   34              -
                                                                             ------------  -------------
Net cash provided by (used in) operating activities                                2,934         (3,586)
                                                                             ------------  -------------
Investing activities
Purchases of marketable securities                                              (212,061)       (26,730)
Sales of marketable securities                                                    14,199          2,721
Capital expenditures                                                                (303)          (148)
                                                                             ------------  -------------
Net cash used in investing activities                                           (198,165)       (24,157)
                                                                             ------------  -------------
Financing activities
Net proceeds from issuances of common stock                                      498,687         49,724
Payments on long-term debt                                                          (434)          (419)
                                                                             ------------  -------------
Net cash provided by financing activities                                        498,253         49,305
                                                                             ------------  -------------
Net increase in cash and cash equivalents                                        303,022         21,562
Cash and cash equivalents at the beginning of the period .                        13,366          1,415
                                                                             ------------  -------------
Cash and cash equivalents at the end of the period                              $316,388        $22,977
                                                                             ============  =============


                            See accompanying notes.

                                  ABGENIX, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements for the year ended December 31, 1999 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on March 28, 2000. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any other future period.

REVENUE RECOGNITION - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented no later than the second fiscal quarter of 2000, for companies with fiscal years beginning between December 16, 1999 and March 15, 2000.

The Company receives payments from customers for licenses, options and services. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

        - Research license fees: Fees to license the use of XenoMouse in research performed by the customer are generally recognized when both the inception of the license period and delivery of the technology has occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

        - Product license fees: Fees to license the production, use and sale of an antibody generated by XenoMouse are generally recognized when both the inception of the license period and delivery of the technology has occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

        - Option fees: Fees for granting options to obtain product licenses are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first.

        - Payments for research services performed by Abgenix are recognized ratably over the period during which these services are performed.

        - Milestone payments are recognized as revenue when the milestone is achieved.

TWO-FOR-ONE STOCK SPLIT - The accompanying financial statements have been restated to reflect a two-for-one common stock split which was effective on April 6, 2000.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding. Potentially dilutive securities consisting of stock options and warrants have been excluded from the computation, as their effect is antidilutive.

2.      MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at March 31, 2000 and December 31, 1999:

                                                     AS OF MARCH 31, 2000                   AS OF DECEMBER 31, 1999
                                            ----------------------------------   ----------------------------------
                                            AMORTIZED  UNREALIZED   ESTIMATED    AMORTIZED  UNREALIZED   ESTIMATED
                                              COST     GAIN/(LOSS)  FAIR VALUE     COST     GAIN/(LOSS)  FAIR VALUE
                                            --------   -----------  ----------   ---------  -----------  ----------
Commercial obligations..............        $ 39,205    $   (60)    $ 39,145      $22,829     $  (73)     $22,756
Commercial paper....................         493,558         82      493,640       15,358         10       15,368
Obligations of the U.S. government
  and its agencies..................          19,388       (128)      19,260       17,822       (149)      17,673
                                            --------    -------     --------      -------     ------      -------
Total                                       $552,151    $  (106)    $552,045      $56,009     $ (212)     $55,797
                                            ========    =======     ========      =======     ======      =======
Classified as:
  Cash equivalents..................                                $310,431                             $ 11,151
  Marketable securities.............                                 241,614                               44,646
                                                                    --------                             --------
                                                                    $552,045                             $ 55,797
                                                                    ========                             ========

The Company's available for sale investments have the following maturities at March 31, 2000:

Due in one year or less.............                                   $550,068
Due after one year but less than
  five years........................                                      1,977
                                                                       --------
                                                                       $552,045
                                                                       ========

At March 31, 2000 the Company also held common stock of Millennium which is classified as trading securities and included in marketable securities.

3.       COMPREHENSIVE INCOME

Other comprehensive gains/(losses) consists of unrealized gains or losses on available-for-sale securities. For the three-month period ended March 31, 2000 the Company recorded unrealized gains of $9.95 million of gains relating to its investment in CuraGen Corporation and approximately $106,000 of gains in other available for sale investments. There were no comprehensive gains or losses for the three-months ended March 31, 1999.

4.       FOLLOW-ON PUBLIC OFFERING

On February 10, 2000 the Company completed a follow-on public offering in which the Company sold 4,320,000 shares and Cell Genesys sold 1,680,000 shares of the Company's common stock to the public at a price of $105.00 per share. On February 29, 2000 the Company's underwriters exercised their overallotment option to purchase 900,000 additional shares, of which 648,000 shares were sold by the Company and 252,000 shares were sold by Cell Genesys at a price of $105.00 per share. The Company received net proceeds from the offerings of approximately $496.5 million after the underwriters' discount and estimated costs of offering. All shares and per share amounts have been restated to reflect the two-for-one common stock split which was effective April 6, 2000.

5.       CUSTOMER AND LICENSE AGREEMENTS

Elan: In January 2000, the Company entered into a research license and option agreement with Elan to generate fully human antibodies to an undisclosed antigen in the field of neurological diseases.

Gliatech: In January 2000, the Company entered into a research agreement, option and license agreement with Gliatech to generate fully human antibodies for use in the fields of cardiovascular and inflammatory diseases. Under this agreement, Gliatech is paying the Company to perform the immunizations and certain research activities.

Millennium: In March 2000, the Company granted Millennium a license to use Xenomouse in research performed by Millennium and several licenses to make, use and sell antibodies generated with Xenomouse. Payments totaling $10 million were made in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish the technology at Millennium. The Company is recognizing these fees over the period ended December 31, 2000 during which Abgenix is obligated to assist in establishing the technology at Millennium, which will enable Millennium to practice the research license and product licenses. Accordingly, $1.0 million was recognized as revenue in the quarter ended March 31, 2000 and $9.0 million as deferred revenue. The $10 million payment was made in common stock of Millennium, for which Millennium was obligated to make up the difference between the fair value of such stock and $10 million upon the registration of such common stock. The stock was registered and sold in April 2000, from which the Company received $10 million of the proceeds and the remainder will be refunded to Millennium.

Corixa: In March 2000, the Company entered into an agreement to discover and develop fully human antibodies against selected targets from Corixas's library of proprietary autoimmune disease, cancer and infectious disease antigens.

6.       FACILITY LEASE AND LETTER OF CREDIT

In February 2000, the Company signed an operating lease for an additional 100,100 square foot facility, in Fremont, California, to be used primarily for offices. This lease expires in the year 2015, with options to extend the lease term. In March 2000, the Company issued a stand-by letter of credit for $2.0 million to the lessor for the lease term, as a condition to the lease. Future minimum payments under this non-cancelable operating lease as of signing are as follows (in thousands): 2000--$1,121; 2001--$1,961; 2002--$2,030; 2003--$2,101; 2004--$2,174; and thereafter $27,698.

7.       SUBSEQUENT EVENTS

In May 2000, the Company entered into an agreement to produce commercial quantities of its fully human antibody, ABX-IL8, using Genzyme Transgenics Corporation's manufacturing system. Under the terms of the agreement, in exchange for fees and milestone payments, Genzyme Transgenics will develop transgenic goats that express ABX-IL8 in their milk.

On May 3, 2000 the Company's stockholders approved an increase to the aggregate number of shares of common stock authorized for issuance under the Company's 1996 Incentive Stock Plan by 600,000 shares.

On May 3, 2000 the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000.

                                  ABGENIX, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "INTEND," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO ABGENIX ARE INCLUDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND UNDER "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS" SET FORTH BELOW IN THIS QUARTERLY REPORT ON FORM 10-Q AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse technology, a proprietary technology, which we believe enables rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize either through licensing to pharmaceutical companies or internal product development programs.

We have established contractual arrangements to use XenoMouse technology to produce fully human antibodies with eighteen customers covering numerous antigen targets. Pursuant to these arrangements, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, auto immune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious disease. Our customers as of May 9, 2000 include Cell Genesys, Pfizer, Schering-Plough Research Institute, Genentech, Millennium, Research Corporation Technologies, AVI BioPharma, BASF Bioresearch Corporation, Amgen, Japan Tobacco, Elan, Chiron, Human Genome Sciences, CuraGen, Centocor/Johnson and Johnson, Gliatech, Corixa, and the U.S. Army. Of these customers, Pfizer, Genentech, Millennium, Cell Genesys, Japan Tobacco and the U. S. Army have each entered into new or expanded agreements with us specifying additional antigens for XenoMouse antibody development. We expect that substantially all of our revenues for the foreseeable future will result from payments under contractual arrangements. The terms of the arrangements vary, reflecting the value we add to the development of any particular product candidate. These agreements typically provide our customers with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customer who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the customers' antigen target for additional compensation. Our customers will need to obtain product licenses for any antibody product they wish to develop and commercialize.

The financial terms of our existing agreements may include license fees, option fees, and milestone payments paid to us by our customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. If not, such payments and fees will be less. In certain instances, the customer could make reimbursement payments to us for research that we conduct on its behalf. Additionally, if a product receives marketing approval from the FDA or an equivalent foreign agency, we are entitled to receive royalties on any future product sales by the customer. Furthermore, the customer will be responsible for worldwide manufacturing, product development and marketing of any product developed through the agreement.

Our dependence on licensing and contractual agreements with third parties subjects us to a number of risks. Agreements with customers typically allow them significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our customers may devote to the product candidates. Even if we fulfill our obligations under an agreement, the customer can terminate the agreement at any time following proper written notice. If any customer were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially and adversely affected.

We also have four antibody product candidates that are under development internally. Our lead product candidate, ABX-CBL, is an in-licensed mouse antibody. We completed a multi-center Phase II clinical trial for ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. Following completion of the Phase II trial, we initiated a Phase III clinical trial in December 1999. Our other three antibody product candidates were generated using XenoMouse technology. We completed Phase I and Phase I/II clinical trials for our fully human antibody product candidate in psoriasis, ABX-IL8 and began Phase II clinical trials in April 2000. We initiated a Phase I clinical trial for ABX-EGF in cancer in 1999 and patient enrollment is ongoing. We are in preclinical development with one other fully human antibody product candidate, ABX-RB2, for use in the treatment of chronic immunological disorders.

We will expend significant capital to conduct clinical trials for these products. We believe that more extensive clinical data will enable us to enter into additional licensing agreements. We expect that this will substantially increase our capital needs over the next few years and increase operating losses. However, we believe that we will be able to receive more favorable fees and payments from our potential customers if we have completed significant development of these products.

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

In connection with the grant of stock options since our organization on July 15, 1996, we have recorded aggregate deferred compensation of approximately $2.3 million through March 31, 2000 representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the applicable options, generally four years. These valuations resulted in charges to operations of $125,000 and $125,000 in three months ended March 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Contract revenue of $ 2.0 million in the three months ended March 31, 2000 included $1.0 million of the $10 million payment received under the agreement with Millennium Pharmaceuticals. Although the payment from

Millennium is non-refundable and was received at the inception of a research license and product licenses granted to Millennium upon signing of the agreement, Abgenix is obligated up to December 31, 2000 to provide assistance to enable Millennium to practice these licenses, so the payment from Millennium is being recognized over this period. Additionally, in this period, contract revenue included fees for research funding, two product licenses and fees for the performance of certain research work. In the three months ended March 31, 1999, no contract revenues were recognized.

Interest income consists primarily of interest from cash, cash equivalents and short-term investments. Interest income increased to $4.3 million in the three months ended March 31, 2000 from $0.4 million in the three months ended March 31, 1999. This is a result of the secondary offering in February of 2000 in which we received net proceeds of approximately $496.5 million, after the costs of offering.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and clinical trials of our product candidates and facilities expenses. Research and development expenses increased to $7.2 million in the three months ended March 31, 2000 from $4.6 million in the three months ended March 31, 1999. The increase reflects primarily costs associated with increased personnel, costs associated with the clinical trials of ABX-EGF and ABX-IL8, and the valuation of stock options awarded to certain consultants.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $1.6 million in the three months ended March 31, 2000 from $1.1 million in the three months ended March 31, 1999. The increase reflects primarily costs associated with increased personnel including recruiting costs and an accrual for incentive compensation, and additional investor relation costs.

Amortization of intangible assets is a result of amortization of certain assets, primarily patents and certain royalty rights, which were acquired through the acquisition of the Xenotech joint venture in December of 1999.

Interest expense consists of interest incurred in connection with equipment lease line financing and loan facilities. Interest expense decreased due to the pay down of related debt.

LIQUIDITY AND CAPITAL RESOURCES

In February 2000, we completed a follow-on public offering in which we sold 4,968,000 shares of our common stock and raised net proceeds of $496.5 million. Prior to the February 2000 offering, we had financed our operations primarily through capital contributions by, and borrowings from Cell Genesys, private placements of our capital stock, an initial public offering of common stock in 1998 and a follow-on public offering of common stock in March, 1999, revenue from customer licensing and contractual agreements, equipment leaseline financings and loan facilities.

We have incurred operating losses in each of the last three years of operation, including net losses of approximately $35.9 million in 1997, $16.8 million in 1998 $20.5 million in 1999 and $3.4 million in the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $93.2 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, costs associated with certain agreements with Japan Tobacco, costs related to the non-recurring cross-license and settlement charge in 1997 and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing arrangements. This will increase our need for capital and may result in substantial losses for several years. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing arrangements, or the initiation, success or failure of clinical trials.

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2000 and net cash used in operating activities was $3.6 million for the three months ended March 31, 1999. In the three months ended March 31, 2000 cash was provided by payments from customers, including amounts recorded as deferred revenue. Cash was used for operations in both periods primarily to fund research and development expenses and manufacturing costs related to the development of new products.

As of March 31, 2000, we had cash, cash equivalents and marketable securities of $568.0 million. We have invested the net proceeds of our initial and follow on public offerings in highly liquid, interest bearing, investment grade securities. In March 2000, we issued a stand by letter of credit for $2.0 million from a commercial bank as a deposit on our new leased facility. The stand-by letter of credit is secured by an investment account which must maintain a $2.0 million balance. Additionally, we have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. We also have a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line matures in January 2001, bears interest at a rate of prime plus one percent (10.0 % at March 31, 2000 and 9.5 % at December 31, 1999). As of March 31, 2000, no further borrowings were available under the construction financing line.

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

- the retention of existing and establishment of further licensing and contractual agreements, if any;

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

-   product in-licensing; and

-   other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 1999, we had federal net operating loss carryforwards of approximately $61.0 million. Our net operating loss carryforwards exclude losses incurred prior to the organization of Abgenix in July 1996. Further, the amounts associated with the cross-license and settlement that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately fifteen years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

The following factors represent current challenges that we face which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could materially adversely effect our results of operations, business, or financial position.

OUR XENOMOUSE TECHNOLOGY MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS.

Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology. We are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at a very early stage of development. We have begun clinical trials with respect to only two fully human antibody product candidates, ABX-IL8 and ABX-EGF. We cannot be certain that XenoMouse technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential customers or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially and adversely affected.

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

As of March 31, 2000, three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

         -    lack of efficacy during the clinical trials; or

         -    government or regulatory delays.

We have limited experience in conducting and managing clinical trials. We rely on third parties, including our customers, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under our agreements with them.

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

As of March 31, 2000, ABX-CBL had been administered to a total of only 162 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 162 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval.

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

         -    election by our customers not to pursue product development;

         -    failure by our customers to successfully develop products; and

         -    failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our customers may not result in any commercially viable products. To date, only four of our customers have exercised their right to obtain a product license. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

OUR OWN ABILITY TO MANUFACTURE IS UNCERTAIN.

We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In February 2000 we signed a long-term lease for a facility which may be used for this pilot scale facility. Once we have identified our pilot scale manufacturing facility, the construction schedules may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in clinical or commercial scale manufacture of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which complies with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. If we are unable to establish and maintain a manufacturing facility within our planned time and costs parameters, the development and sales of our products and our financial performance may be adversely affected.

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

WE HAVE A HISTORY OF LOSSES.

We have incurred net losses in each of the last five years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999 and
$3.4 million in the three months ended March 31, 2000. As of March 31, 2000, our accumulated deficit was $93.2 million. Our losses to date have resulted principally from:

         - research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

         -    costs associated with certain agreements with Japan Tobacco.

         - costs related to a cross-license and settlement agreement relating to our intellectual property portfolio; and

         -    general and administrative costs relating to our operations.

We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and may result in substantial losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, or the initiation, success or failure of clinical trials.

OUR FUTURE PROFITABILITY IS UNCERTAIN

Prior to June 1996 our business was owned by Cell Genesys and operated as a business unit. Since that time, we have funded our research and development activities primarily from:

         -    the follow-on public offering of our common stock in February
              2000

         -    initial contributions from Cell Genesys;

         -    private placements of our capital stock;

         -    the initial public offering of our common stock;

         -    the follow-on public offering of our common stock in 1999;

         - revenues generated from our licensing and contractual agreements;

         -    equipment leaseline financings; and

         -    loan facilities.

We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and contractual agreements. To date, these payments have been in the form of upfront payments, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:

         -    enter into further licensing and contractual agreements;

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

WE WILL NEED TO FIND THIRD PARTIES TO LICENSE AND DEVELOP MANY OF OUR PRODUCT CANDIDATES.

Our strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation of licensing agreements with third parties. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. We must enter into these agreements to successfully develop and commercialize product candidates. These agreements are necessary in order for us to:

         - access proprietary antigens for which we can generate fully human antibody products;

         -    fund our research and development activities;

         -    fund preclinical testing, clinical trials and manufacturing;

         -    seek and obtain regulatory approvals; and

         - successfully commercialize existing and future product candidates.

Only a limited number of fully human antibody product candidates have been generated pursuant to our customer agreements. None of these product candidates has entered clinical testing. We cannot assure you that any of them will result in commercially successful products. Current or future customer agreements may not be successful. If we fail to maintain our existing customer agreements or to enter into additional agreements our business, financial condition and results of operations will be materially and adversely affected.

Our dependence on licensing and contractual agreements with third parties subjects us to a number of risks. These agreements may not be on terms favorable to us. Agreements with customers typically allow them significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our customers may devote to the product candidates. Our customers may not perform their obligations as expected. Business combinations or significant changes in a customer's business strategy may adversely affect a customer's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, our customer can terminate the agreement at any time following proper written notice. If any customer were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially and adversely affected. If we are not able to establish further customer agreements or any or all of our existing agreements are terminated, we may be required to seek new customers or to undertake product development and commercialization at our own expense. Such an undertaking may:

         - limit the number of product candidates that we will be able to develop and commercialize;

         -    reduce the likelihood of successful product introduction;

         -    significantly increase our capital requirements; and

         -    place additional strain on management's time.

Existing or future customers may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future customer. Lengthy negotiations with potential new customers or disagreements between us and our customers may lead to delays or termination in the research, development or commercialization of product candidates or result in time consuming and expensive litigation or arbitration. If our customers pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially and adversely affected.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as Abgenix or our customers. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc., Medarex's joint venture partner, Kirin Brewing Co., Ltd., Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

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

Many of these companies and institutions, either alone or together with their customers, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their customers, have significantly greater experience than we do in:

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

         -    new small molecules; or

         -    other classes of therapeutic agents.

Developments by competitors may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for agreements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their customers, may succeed in developing technologies or products that are more effective than ours.

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

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our antibody products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. For example, antibody products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we or our customers develop. If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

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

WE MAY FACE CHALLENGES FROM THIRD PARTIES REGARDING THE VALIDITY OF OUR PATENTS AND PROPRIETARY RIGHTS.

Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our customers may be prevented from pursuing product development or commercialization. Such a result will materially and adversely affect our business, financial condition and results of operations. In March 1997, we entered into a cross-license and settlement agreement with GenPharm International Inc. to avoid protracted litigation. Under the cross-license, we licensed on a non-exclusive basis certain patents, patent applications, third-party licenses, and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. Our business, financial condition and results of operations will be materially and adversely affected if any of the parties breaches the cross-license agreement. We have one granted European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

         - adversely affect the successful commercialization of any drugs that we or our customer develop;

         -    impose costly procedures on us or our customers;

         - diminish any competitive advantages that we or our customers may attain; and

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

         -    withdrawals of previously approved marketing applications; and

         -    criminal prosecutions.

We expect to rely on our customers to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our customers may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, our customers will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. Delays and limitations may materially and adversely affect our business, financial condition and results of operations.

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

         - the retention of existing and establishment of further licensing and contractual agreements, if any;

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

         -    product in-licensing; and

         -    other factors not within our control.

We believe that the net proceeds from our February 2000 offering, our cash balances, cash equivalents, short-term investments and cash generated from our customer agreements will be sufficient to meet our operating and capital requirements for at least two years. However, we may need additional financing within this timeframe. We may need to raise additional funds through public or private financings, licensing and contractual agreements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Contractual arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.

CELL GENESYS EXERCISES SIGNIFICANT INFLUENCE OVER US.

As of March 31, 2000 Cell Genesys beneficially owned approximately 12.1% of our outstanding common stock. We may be adversely impacted by the significant influence that Cell Genesys will have with respect to matters affecting us.

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

OUR STOCK PRICE IS HIGHLY VOLATILE.

The market price of our common stock has been highly volatile and is likely to continue to be volatile. This may impact your decision to buy or sell your common stock. The market price and trading volume of shares of our common stock are volatile, and we expect them to continue to be volatile for the foreseeable future. For example, during the period between March 31, 1999 and March 31, 2000, our common stock closed as high as $199.50 per share and as low as $6.625 per share. Factors affecting our stock price include:

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

         -    developments in our relationship with customers;

         -    public concern as to the safety and efficacy of our products;
              and

         -    general market conditions.

WE HAVE IMPLEMENTED A STOCKHOLDER RIGHTS PLAN AND ARE SUBJECT TO OTHER ANTI-TAKEOVER PROVISIONS.

In June 1999, our board of directors adopted a stockholder rights plan, which was amended in November 1999. The stockholder rights plan provides for a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each right will become exercisable following the tenth day after a person or group, other than Cell Genesys or its affiliates, successors or assigns, announces an acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned approximately 12.1% of our outstanding common stock as of March 31, 2000, each right will become exercisable following the tenth day after it announces the acquisition of more than 25% of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of more than 25% of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more, or in the case of Cell Genesys, or its affiliates, successors or assigns, more than 25%, of our common stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of one year or less. A hypothetical 50 basis point increase in interest rates would result in an approximate $450,000 decrease (0.08%) in the fair value of our debt securities, classified as available-for-sale securities, at March 31, 2000. As part of a strategic alliance effort, we invested in common stock of CuraGen Corporation. This investment is subject to fluctuations from market value changes in stock prices.

PART II

         ITEM 1 - LEGAL PROCEEDINGS

         Not applicable.

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         USE OF PROCEEDS

         Not applicable.

         RECENT SALES OF UNREGISTERED SECURITIES

         Not applicable.

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

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


              Exhibit No.                    Caption
              -----------                    -------

                 10.54         Lease agreement dated February 24, 2000 between
                               Ardenwood Corporate Park Associates, a California
                               Limited Partnership and Abgenix, Inc.

                 27.1          Financial Data Schedule
              -----------

(b)      Reports on Form 8-K

        - On January 7, 2000 a Form 8-K was filed relating to the announcement that we had acquired JT America Inc.'s interest in the Xenotech joint venture.

        - On January 28, 2000 a Form 8-K was filed relating to our signing several agreements with JT America Inc., including the acquisition of JT America Inc.'s interest in the Xenotech joint venture that became effective on December 31, 1999.

        - On January 28, 2000 a Form 8-K was filed relating to our Registration Statement on Form S-1 with the Securities and Exchange Commission, covering the underwritten public offering of our common stock.

        - On March 2, 2000 a Form 8-K was filed relating to the announcement that we had declared a two-for-one stock split to be effected in the form of a stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000

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

                                INDEX TO EXHIBITS


EXHIBITS
--------
10.54    Lease agreement dated February 24, 2000 between Ardenwood Corporate Park Associates, a California Limited
         Partnership and Abgenix, Inc.
27.1     Financial Data Schedule