Form 10-Q
period 2000-06-30
ABGENIX INC
filed 2000-08-14
CIK 1052837

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended June 30, 2000

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

                               Yes X       No

As of July 31, 2000 there were 81,191,610 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  ABGENIX, INC.

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1 -- FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets -- June 30, 2000 and
          December 31, 1999.................................................   3

        Condensed Consolidated Statements of Operations -- Three months
          and six months ended June 30, 2000 and June 30, 1999..............   4

        Condensed Consolidated Statements of Cash Flows -- Six months
          ended June 30, 2000 and June 30, 1999.............................   5

        Notes to Condensed Consolidated Financial Statements................   6

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...........................................  11

     ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  33

PART II - OTHER INFORMATION

     ITEM 1 -- LEGAL PROCEEDINGS............................................  33

     ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS....................  33

     ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES..............................  34

     ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  34

     ITEM 5 -- OTHER INFORMATION............................................  35

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.............................  35

     SIGNATURES.............................................................  36



                                  ABGENIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                   JUNE 30,      DECEMBER 31,
                                                                     2000            1999
                                                                   ---------     ------------
                                                                   Unaudited

                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................     $ 124,546      $  13,366
     Marketable securities ...................................       430,991         43,543
     Interest receivable .....................................         5,907          1,103
     Accounts receivable .....................................           600          4,150
     Prepaid expenses and other current assets ...............         8,726          4,861
                                                                   ---------      ---------
               Total current assets ..........................       570,770         67,023

Property and equipment, net ..................................         6,254          5,300
Long-term investment .........................................        31,896         29,225
Intangible assets, net .......................................        45,038         46,591
Deposits and other assets ....................................           708            402
                                                                   ---------      ---------
                                                                   $ 654,666      $ 148,541
                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................     $   1,821      $   1,705
     Deferred revenue ........................................        12,539          3,767
     Accrued product development costs .......................         2,191          1,667
     Accrued employee benefits ...............................         1,018          1,287
     Other accrued liabilities ...............................         1,035            725
     Current portion of long-term debt .......................           541          1,759
                                                                   ---------      ---------
               Total current liabilities .....................        19,145         10,910

Deferred rent ................................................           207            150
Long-term debt ...............................................            33            421
Commitments
Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares
       authorized, none issued and outstanding
     Common stock, $0.0001 par value; 100,000,000 shares
       authorized, 81,126,168 and 68,669,092 shares issued
       and outstanding at June 30, 2000 and December 31, 1999,
       respectively, at amount paid in .......................       681,715        181,263
     Additional paid-in capital ..............................        32,849         32,254
     Deferred compensation ...................................          (419)          (670)
     Accumulated other comprehensive income ..................        16,739         14,013
     Accumulated deficit .....................................       (95,603)       (89,800)
                                                                   ---------      ---------
               Total stockholders' equity ....................       635,281        137,060
                                                                   ---------      ---------
                                                                   $ 654,666      $ 148,541
                                                                   =========      =========


                             See accompanying notes.

                                  ABGENIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                     --------------------     ---------------------
                                                       2000        1999         2000         1999
                                                     --------    --------     --------     --------

Revenues:
     Contract revenue ..........................     $  3,478    $  1,720     $  5,443     $  1,720
     Interest income ...........................        8,781         797       13,122        1,192
                                                     --------    --------     --------     --------
             Total revenues ....................       12,259       2,517       18,565        2,912

Costs and expenses:
     Research and development ..................       11,912       5,312       19,126        9,878
     General and administrative ................        1,805       1,210        3,390        2,295
     Amortization of intangible assets .........          777          --        1,553           --
     Equity from  the Xenotech joint venture ...           --        (548)          --         (540)
     Interest expense ..........................          185         111          300          244
                                                     --------    --------     --------     --------
             Total costs and expenses ..........       14,679       6,085       24,369       11,877
                                                     --------    --------     --------     --------
Net loss .......................................     $ (2,420)   $ (3,568)    $ (5,804)    $ (8,965)
                                                     ========    ========     ========     ========
Basic and diluted net loss per share ...........     $  (0.03)   $  (0.06)    $  (0.07)    $  (0.17)
                                                     ========    ========     ========     ========
Shares used in computing basic and diluted
 net loss per share ............................       80,545      59,664       77,522       54,216
                                                     ========    ========     ========     ========


                             See accompanying notes.

                                  ABGENIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                  2000          1999
                                                                ---------     ---------

Operating activities:
Net loss ...................................................    $  (5,804)    $  (8,965)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Equity in (income) losses of Xenotech ..................           --          (540)
    Depreciation and amortization ..........................        2,511           831
    Stock-based compensation related to stock options issued
      to consultants .......................................          595           390
    Changes for certain assets and liabilities:
      Interest receivable ..................................       (4,804)         (682)
      Accounts receivable ..................................        3,550            --
      Prepaid expenses and other current assets ............       (3,864)         (899)
      Deposits and other assets ............................         (315)           --
      Accounts payable .....................................          116         1,215
      Deferred revenue .....................................        8,772            --
      Accrued product development costs ....................          524           886
      Other accrued liabilities ............................           41           159
      Deferred rent ........................................           57            --
                                                                ---------     ---------
Net cash provided by (used in) operating activities ........        1,379        (7,605)
                                                                ---------     ---------
Investing activities:
    Purchases of marketable securities .....................     (514,607)      (47,780)
    Maturities of marketable securities ....................      127,214         5,183
    Capital expenditures ...................................       (1,652)         (245)
                                                                ---------     ---------
Net cash used in investing activities ......................     (389,045)      (42,842)
                                                                ---------     ---------
Financing activities:
    Net proceeds from issuances of common stock from
      the follow-on public offering in February 2000 .......      496,657            --
    Net proceeds from other issuances of common stock ......        3,795        52,884
    Payments on long-term debt .............................       (1,606)         (842)
                                                                ---------     ---------
Net cash provided by financing activities ..................      498,846        52,042
                                                                ---------     ---------
Net increase in cash and cash equivalents ..................      111,180         1,595
Cash and cash equivalents at the beginning of the period ...       13,366         1,415
                                                                ---------     ---------
Cash and cash equivalents at the end of the period .........    $ 124,546     $   3,010
                                                                =========     =========


                             See accompanying notes.

                                  ABGENIX, INC.
              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on March 28, 2000. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any other future period.

REVENUE RECOGNITION - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented no later than the fourth fiscal quarter of 2000, for companies with fiscal years beginning between December 16, 1999 and March 15, 2000.

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

TWO-FOR-ONE STOCK SPLITS - The accompanying financial statements have been restated to reflect both a two-for-one common stock split effective on April 6, 2000 and a two-for-one common stock split effective on July 7, 2000.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

2.   MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2000 and December 31, 1999:


                                                   AS OF JUNE 30, 2000                   AS OF DECEMBER 31, 1999
                                          ------------------------------------    ------------------------------------
                                          Amortized   Unrealized    Estimated     Amortized   Unrealized    Estimated
                                             Cost     Gain/(Loss)   Fair Value      Cost      Gain/(Loss)   Fair Value
                                          ---------   -----------   ----------    ---------   -----------   ----------
                                                    (in thousands)                          (in thousands)
Commercial obligations ...............    $  19,650    $     (45)    $  19,605    $  22,829    $     (73)    $  22,756
Commercial paper .....................      515,670          (43)      515,627       15,358           10        15,368
Obligations of the U.S. government
  and its agencies ...................       16,000          (69)       15,931       17,822         (149)       17,673
Marketable equity securities .........       15,000       16,896        31,896       15,000       14,225        29,225
                                          ---------    ---------     ---------    ---------    ---------     ---------
Total ................................    $ 566,320    $  16,739     $ 583,059    $  71,009    $  14,013     $  85,022
                                          =========    =========     =========    =========    =========     =========

Classified as:
   Cash equivalents ..................                               $ 120,172                               $  11,151
   Marketable securities .............                                 430,991                                  44,646
   Long-term investment ..............                                  31,896                                  29,225
                                                                     ---------                               ---------
                                                                     $ 583,059                               $  85,022
                                                                     =========                               =========


The Company's available-for-sale debt securities have the following maturities at June 30, 2000:


Due in one year or less........................                      $ 559,180
Due after one year but less that five years....                          1,983
                                                                     ---------
                                                                     $ 561,163
                                                                     =========


3.   COMPREHENSIVE INCOME

Other comprehensive gains/(losses) consist of unrealized gains or losses on available-for-sale securities. For the quarter and six month periods ended June 30, 2000 the company recorded an unrealized loss of $7.73 million and an unrealized gain of $2.67 million, respectively, relating to its investment in CuraGen Corporation. Additionally, for the quarter and six month periods ended June 30, 2000 the company recorded unrealized losses of $50,000 and $156,000, respectively, in other available for sale investments. There were no other comprehensive gains or losses for the quarter or six months ended June 30, 1999.

4.   STOCKHOLDER'S EQUITY AND FOLLOW-ON PUBLIC OFFERING

All shares and per share amounts have been restated to reflect both the two-for-one common stock split effective April 6, 2000 and the two-for-one common stock split effective July 7, 2000.

On February 10, 2000 the Company completed a follow-on public offering in which the Company sold 8,640,000 shares and Cell Genesys sold 3,360,000 shares of the Company's common stock to the public at a price of $52.50 per share. On February 29, 2000 the Company's underwriters exercised their overallotment option to purchase 1,800,000 additional shares, of which 1,296,000 shares were sold by the Company and 504,000 shares were sold by Cell Genesys at a price of $52.50 per share. The Company received net proceeds from the offerings of approximately $496.5 million after the underwriters' discount and costs of offering.

In January 2000, Cell Genesys exercised its warrants to purchase 486,668 shares of the Company's stock at an exercise price of $1.50 per share.

On May 3, 2000 the Company's stockholders approved an increase to the aggregate number of shares of common stock authorized for issuance under the Company's 1996 Incentive Stock Plan by 1,200,000 shares.

On May 3, 2000 the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000.

5.   CUSTOMER AND LICENSE AGREEMENTS

Abbott: In May 2000, the Company entered into a collaboration agreement, including an option and research license, with Abbott Laboratories to generate fully human antibodies to disease targets. Under this agreement, Abbott is required to pay the Company to perform the immunizations and certain research activities.

Corixa: In March 2000, the Company entered into an agreement to discover and develop fully human antibodies against selected targets from Corixa Corporation's library of proprietary autoimmune disease, cancer and infectious disease antigens.

Elan: In January 2000, the Company entered into a research license and option agreement with Elan Pharmaceuticals Inc. to generate fully human antibodies to an undisclosed antigen in the field of neurological diseases.

Gliatech: In January 2000, the Company entered into a research agreement, option and license agreement with Gliatech Medical Inc. to generate fully human antibodies for use in the fields of cardiovascular and inflammatory diseases. Under this agreement, Gliatech is required to pay the Company to perform the immunizations and certain research activities.

Millennium: In March 2000, the Company granted Millennium Pharmaceuticals, Inc. a license to use XenoMouse in research performed by Millennium and several licenses to make, use and sell antibodies generated with XenoMouse. Payments totaling $10 million were made in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish the technology at Millennium. The Company is recognizing these fees ratably each month over the period ended December 31, 2000 during which Abgenix is obligated to assist in establishing the technology at Millennium, which will enable Millennium to practice the research license and product licenses. Accordingly, $1.0 million was recognized as revenue in the quarter ended March 31, 2000, and $3.0 million was recognized as revenue in the quarter ended June 30, 2000. At June 30, 2000, $6.0 million remained in deferred revenue. The $10 million payment was made in common stock of Millennium, which was subsequently sold in May 2000 shortly after the shares were registered. Millennium was obligated to make up the difference, if any, between the fair value of such stock upon sale and $10 million, and the Company was obligated to pay, and did pay, the excess of the fair value of such stock upon sale and $10 million.

SmithKline Beecham: In May 2000, the Company entered into a collaboration agreement, including an option and research license with SmithKline Beecham Pharmaceuticals Inc. to generate fully human antibodies to an undisclosed antigen.

6.   OTHER CONTRACTUAL OBLIGATIONS

In May 2000, the Company entered into an agreement to produce commercial quantities of its fully human antibody, ABX-IL8, using Genzyme Transgenics Corporation's manufacturing system. Under the terms of the agreement, in exchange for fees and milestone payments, Genzyme Transgenics agreed to develop transgenic goats that express ABX-IL8 in their milk.

In May 2000, the Company entered into an agreement with a contract manufacturer of its product candidates, to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement, the terms of which are generally outlined in the option agreement. The total amount paid for this agreement was approximately $3.8 million of which $2.3 million was recorded as an expense in research and development and approximately $1.5 million was recorded as a deposit because it is creditable to the supply agreement. If a supply agreement is not entered into, all of the $3.8 million is non-refundable except under limited circumstances.

7.   FACILITY LEASES AND LETTER OF CREDIT

In February 2000, the Company signed an operating lease for an additional 100,100 square foot facility to be used primarily for offices. In May 2000, the Company also signed an operating lease for an additional 100,000 square foot facility to be built and used for pilot scale manufacturing. Both leases expire in the year 2015, with options to extend the lease terms. The Company issued a stand-by letter of credit for $2.0 million to the lessor for the lease term, as a condition to the lease. Future minimum payments under these non-cancelable operating leases are as follows (in thousands): 2000--$1,121; 2001--$3,986; 2002--$4,802; 2003--$4,969; 2004--$5,138; and thereafter
$65,509.

8.   SUBSEQUENT EVENTS

Lexicon: On July 12, 2000 the Company entered into a collaborative agreement with Lexicon Genetics Inc. Under the terms of the agreement, Lexicon agreed to contribute antigen targets that derive from its proprietary portfolio of full-length human genes whose functions are defined using Lexicon's knockout mouse technology. The Company will use its XenoMouse technology to generate fully human antibodies for each of the targets selected by a joint committee. Each party will have the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying antibodies. Each party will receive milestone payments and royalties on sales of antibody drugs from the collaboration that are commercialized by the other party.

Immunex: On July 26, 2000 the Company entered into a joint development and commercialization agreement with Immunex Corporation, for ABX-EGF, a fully human antibody created by the Company and currently in a Phase I clinical trial involving several tumor types. Under the agreement, Immunex has agreed to make an initial license fee payment to the Company, and a second license fee payment upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of a targeted product. Immunex and the Company will share responsibility for product development. The Company will complete the ongoing Phase I trial, while both parties would share efforts in the execution of Phase II trials across a variety of indications. Immunex would have primary responsibility for Phase III clinical trials, and would market any potential product, while the Company would retain co-promotion rights.

SangStat: On August 8, 2000, the Company entered into a joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL, an antibody developed by the Company and currently in a Phase II/III clinical trial. Under the agreement, SangStat will make an initial license fee payment and additional milestone payments to Abgenix. Development costs will be shared equally, as would any potential profits from sales of collaboration products. SangStat and Abgenix will share responsibility for product development, including the ongoing Phase II/III clinical trial. SangStat will market any potential products and Abgenix will be responsible for manufacturing ABX-CBL.

                                  ABGENIX, INC.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse technology, a proprietary technology, which we believe offers many advantages, including rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. In addition, we believe our technology offers advantages in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize through licensing to pharmaceutical companies, joint development and commercialization licensing arrangements with pharmaceutical companies and internal product development programs. We have contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. In addition, we have three proprietary antibody product candidates currently in clinical trials, one of which we recently agreed to co-develop and commercialize with Immunex.

Contractual Arrangements

As of August 9, 2000 we have established contractual arrangements to use our XenoMouse technology to produce fully human antibodies with twenty-three customers covering numerous antigen targets. Pursuant to these arrangements, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, auto immune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious disease. Our customers as of August 9, 2000 include Abbott Laboratories, Amgen, AVI BioPharma, BASF Bioresearch Corporation, Cell Genesys, Centocor/Johnson and Johnson, Chiron, Corixa, CuraGen, Elan, Genentech, Gliatech, Human Genome Sciences, Immunex, Japan Tobacco, Lexicon Genetics, Millennium, Pfizer, Research Corporation Technologies, Sangstat, Schering-Plough, SmithKline Beecham and the U.S. Army. Of these customers, six have each entered into new or expanded agreements with us specifying additional antigens for XenoMouse antibody development. Additionally, of the customers with whom we have entered technology license deals, AVI BioPharma, Japan Tobacco, Millennium, Pfizer, and Schering-Plough have entered into product licenses. The terms of the arrangements vary, but can generally be categorized as follows:

- Antigen Target Sourcing Arrangements-Four of our contractual arrangements are target sourcing arrangements with genomics and biopharmaceutical companies which will enable us to generate a continuous stream of proprietary fully human antibody product candidates. Typically, these arrangements provide that we make fully human antibodies to the partners' antigen targets. There are various mechanisms for each of the parties to evaluate and select antibodies from the pool of generated antibodies for further development and commercialization. The party selecting a product candidate will generally pay to the other, for rights to develop and commercialize such product, license fees, milestone payments and royalty payments on any eventual product sales.

- Proprietary Product Licensing-In July and August 2000, we entered into two joint development and commercialization agreements. The first was with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex agreed to make an initial license fee payment to us and a second license fee payment to us upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We both share responsibility for product development. We will complete the ongoing Phase I trial. If Phase I trials are successful, both companies will share efforts in the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials, and will market any potential product, while we will retain co-promotion rights. The second agreement was with Sangstat Medical Corporation for ABX-CBL, an antibody developed by us. Under the agreement, SangStat agreed to make an initial license fee payment to us and additional milestone payments to us. Development costs will be shared equally, as would any potential profits from sales of collaboration products. SangStat and Abgenix will share responsibility for product development, including the ongoing Phase II/III clinical trial. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

     We intend to build our product portfolio by generating antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy, and entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. These arrangements may or may not involve joint sharing of costs and profits.

- Technology Licensing Deals-These agreements typically provide our customers with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has a period of time to acquire product licenses for any antibody product they wish to develop and commercialize, generally referred to as an option. The financial terms of these agreements may include license fees, option fees, and milestone payments paid to us by our customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. Additionally we are entitled to receive royalties on any future product sales by the customer.

Proprietary Products

We also have three antibody product candidates that are currently in clinical trials as follows:

- ABX-IL8 - Generated using XenoMouse technology, ABX-IL8 is our fully human antibody candidate for the treatment of psoriasis. We completed Phase I and Phase I/II clinical trials and initiated Phase II clinical trials in April 2000 in which enrollment is ongoing.

- ABX-EGF - Generated using XenoMouse technology, ABX-EGF is our fully human antibody candidate for the treatment of a variety of cancers. We initiated a Phase I clinical trial for ABX-EGF in cancer in 1999 in which enrollment is ongoing. In July 2000 we entered the joint development and commercialization agreement with Immunex Corporation for ABX-EGF, described above.

- ABX-CBL - An in-licensed mouse antibody, ABX-CBL is an antibody we developed for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We completed a multi-center Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999 in which enrollment is ongoing. In August 2000 we entered into the joint development and commercialization agreement with Sangstat Medical Corporation, for ABX-CBL, described above.

We will expend significant capital to conduct clinical trials for these product candidates. We believe that more extensive clinical data will enable us to enter into more favorable proprietary product licensing agreements. We expect that this will increase our operating losses until our development expenses can be covered by increased revenues from licensing of XenoMouse technology and marketing of proprietary products. If clinical trials of one or more product candidates at any stage are unsuccessful, we may abandon that product candidate which would result in the substantial loss of our investment in such candidate.

Other

In December 1999, we paid $47.0 million to purchase Japan Tobacco's interest in the Xenotech joint venture, and a non-recurring payment of $10.0 million to terminate rights to the current XenoMouse technology. Additionally, Japan Tobacco paid us $6.0 million to acquire a license to new technology, and $4.0 million to acquire a research license and commercialization rights under existing and future XenoMouse technology on a more limited basis than it had under our prior collaboration with Japan Tobacco.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Contract revenue totaled $3.5 million and $5.4 million in the three and six-month periods ended June 30, 2000 compared to $1.7 million in both of the comparable 1999 periods. Revenue recognized during the 2000 three and six month periods included $1.0 million and $4.0 million, respectively, of the $10 million payment received under the agreement with Millennium Pharmaceuticals. Although the payment from Millennium is non-refundable and was received at the inception of a research license and product licenses granted to Millennium upon signing of the agreement, Abgenix is obligated up to December 31, 2000 to provide assistance to enable Millennium to practice these licenses, so the payment from Millennium is being recognized ratably over this period. Additionally, in the 2000 periods, contract revenue included fees for research funding and the performance of certain research work, and in the six-month period included fees for two product licenses. In the three and six month periods ended June 30, 1999, contract revenue consisted primarily of non-refundable signing fees, a research milestone fee and a non-refundable reimbursement fee for clinical trial costs.

Interest income consists primarily of interest from cash, cash equivalents and short-term investments. Interest income totaled $8.8 million and $13.1 million in the three and six-month periods ended June 30, 2000 compared to $0.8 million and $1.2 million in the comparable 1999 periods. This is a result of our follow-on offering in February of 2000 in which we received net proceeds of approximately $496.5 million, after the costs of the offering.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $11.9 million in the three months ended June 30, 2000 from $5.3 million in the comparable period in 1999 and to $19.1 million in the six months ended June 30, 2000 from

     $9.9 million in the comparable period in 1999. The increase reflects primarily costs associated with the following:

- Increased personnel - Staffing at June 30, 2000 increased by approximately 60% from June 30, 1999. The increase is to support the increased level of product development activities, including new target validation, process sciences, manufacturing and increased clinical activities. Additionally, the increase in personnel is related to increased licensing activity. Included in the increase are salary and related fringe benefits, recruiting and relocation costs. We expect personnel costs to increase further as we continue to build our organization.

- Product Supply Agreement - Included in the quarter and six month period ended June 30, 2000, is a charge of approximately $2.3 million to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement with a contract manufacturer. The total amount paid for this agreement was approximately $3.8 million, of which approximately $1.5 million is creditable to the supply agreement. If a supply agreement is not executed, all of the $3.8 million is non-refundable to us, except under limited circumstances.

- Research Fee-Included in the quarter and six month period ended June 30, 2000, is a fee paid to Genzyme Transgenics Corporation related to research they are performing in which they agreed to produce our antibody product candidate, ABX-IL8 using Genzyme's manufacturing system. Under this agreement, for undisclosed fees and milestone payments, Genzyme will develop transgenic goats that express ABX-IL8 in their milk. Additionally, there are several future payments required as certain milestones are met.

- Clinical Costs- In the first six months of 2000, we had clinical trials in progress for three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, which are continuing. In 1999, during the comparable period, we had clinical trials in progress for two of our product candidates, ABX-CBL and ABX-IL8. The costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Additionally such costs include the costs of manufacturing the antibody used in clinical trials. In July and August 2000 we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. However, we expect clinical costs will increase in the future as we enter additional clinical trials for both new and existing product candidates.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $1.8 million in the three months ended June 30, 2000 from $1.2 million in the comparable period in 1999 and to $3.4 million in the six months ended June 30, 2000 from $2.3 million in the comparable period in 1999. The increase reflects increased personnel costs including an accrual for incentive compensation, and additional investor relations costs. We expect personnel costs to increase further as we continue to build our organization.

Amortization of intangible assets relates primarily to patents and certain royalty rights which were acquired through the acquisition of the Xenotech joint venture in December of 1999.

Equity from the Xenotech joint venture in 1999 reflects our percentage ownership of the net income from the joint venture, which was prior to our acquisition of 100% of the joint venture in December 1999.

Interest expense consists of interest incurred in connection with equipment lease line financing and loan facilities. Interest expense increased due to costs associated with obtaining a letter of credit.

LIQUIDITY AND CAPITAL RESOURCES

In February 2000, we completed a follow-on public offering in which we raised net proceeds of $496.5 million by selling 9,936,000 shares of our common stock. In addition to this funding, in 2000 we received $0.73 million from Cell Genesys for the exercise of warrants and $3.2 million from the exercise of stock options and our employee stock purchase plan. At June 30, 2000, we had cash, cash equivalents and marketable securities of $555.5 million. We have invested our cash equivalents and marketable securities in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. In the first six months of 1999 net cash provided by financing activities was $52.0 million, received primarily from a secondary offering and the sale of stock to Genentech.

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2000 and net cash used in operating activities was $7.6 million for the six months ended June 30, 1999. In the six months ended June 30, 2000 cash was provided by interest income of $8.3 million net of interest receivable of $4.8 million, and payments from customers of $14.2 million including $8.8 million recorded as deferred revenue. Additionally, we received $3.6 million from customers, as payment on accounts receivable at December 31,1999. Cash was used for operations in both periods primarily to fund research and development expenses and manufacturing costs related to the development of new products. Additionally, cash was used in the six month period ended June 30, 2000 for a deposit related to a supply agreement.

Net cash used in investing activities was $389.0 million for the six months ended June 30, 2000 and $42.8 million for the six months ended June 30, 1999. The activity in both years reflects the purchasing of investments with the funds we received from follow-on public offerings earlier in both years.

In March 2000, we issued a stand by letter of credit for $2.0 million from a commercial bank as a deposit on our new leased facility. The stand-by letter of credit is secured by an investment account which must maintain a $2.0 million balance. Additionally, we have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five year U.S. Treasury rate. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line was paid off in May 2000. The line had an interest rate of prime plus one percent (9.5 % at December 31, 1999).

We plan to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including preclinical product development and clinical trials. We may be required to make substantial expenditures if unforeseen difficulties arise in the course of development of product candidates, manufacturing of product candidates, performing preclinical development and clinical trials of such product candidates, obtaining necessary regulatory approvals or other aspects of our business. Our future liquidity and capital requirements will depend on many factors, including:

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

We have incurred operating losses in each of the last three years of operation, including net losses of approximately $35.9 million in 1997, $16.8 million in 1998 $20.5 million in 1999 and $5.8 million in the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $95.6 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, costs associated with certain agreements with Japan Tobacco, costs related to the non-recurring cross-license and settlement charge in 1997 and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future as a result of our expenditures for research and product development, including preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing arrangements. This may increase our need for capital and will result in losses for several years. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing arrangements, or the initiation, success or failure of clinical trials.

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

OUR XENOMOUSE TECHNOLOGY MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS.

Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology. We are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at an early stage of development. We have begun clinical trials with respect to only two fully human antibody product candidates, ABX-IL8 and ABX-EGF. We cannot be certain that XenoMouse technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential customers or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially and adversely affected.

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

As of June 30, 2000, three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

In addition, our other product candidates are in preclinical development, but we have not submitted investigational new drug applications nor begun clinical trials for these product candidates. Our preclinical or clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. Our clinical trials may not commence as planned. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

THE CLINICAL SUCCESS OF ABX-CBL IS UNCERTAIN.

We recently completed a multi-center Phase II trial for the treatment of graft versus host disease, or GVHD, with our mouse antibody, ABX-CBL.

As of June 30, 2000, ABX-CBL had been administered to a total of only 167 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these 167 patients by third parties prior to Abgenix obtaining an exclusive license to ABX-CBL. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval.

Data from 27 patients included in the Phase II study was submitted to the FDA. As an extension to the original Phase II trial protocol, we have enrolled an additional 32 patients. In December 1999, we initiated a multicenter randomized, and controlled Phase II/III study comparing ABX-CBL to ATG(R). The study is designed to demonstrate statistically significant efficacy of a single dose level of ABX-CBL in comparison to a control group of patients receiving ATG(R). The results of the Phase II/III trial may not be favorable or may not extend the findings of the original Phase II study. The FDA may view the result of our Phase III trial as insufficient and may require additional clinical trials. There are several issues that could adversely affect the clinical trial results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study, and response rates required to achieve statistical significance in the study. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. There is a risk that the FDA will not accept the results of the Phase II/III study or other elements of the product license application as being sufficient for approval to market. Additional clinical trials will be extensive, expensive and time-consuming. If ABX-CBL fails to receive regulatory approval, our business, financial condition and results of operations may be materially and adversely affected.

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

OUR OWN ABILITY TO MANUFACTURE IS UNCERTAIN.

We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In May 2000 we signed a long-term lease for a facility to be built for this pilot scale facility. Construction schedules for this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in clinical or commercial scale manufacture of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which complies with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure strict compliance with good manufacturing practices. If we are unable to establish and maintain a manufacturing facility within our planned time and costs parameters, the development and sales of our products and our financial performance may be adversely affected.

We also may encounter problems with the following:

     -    production yields;

     -    quality control and assurance;

     -    shortages of qualified personnel;

     -    compliance with FDA regulations;

     -    production costs; and

     -    development of advanced manufacturing techniques and process controls.

For Phase III clinical trial supplies and commercial production of our antibody products we are currently evaluating our options, which include use of third party contract manufacturers, establishing our own commercial scale manufacturing facility, or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract facility which has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We cannot assure you that we will be able to contract with any of these companies on acceptable terms, if at all.

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

WE HAVE A HISTORY OF LOSSES.

We have incurred net losses in each of the last five years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999 and
$5.8 million in the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was $95.6 million. Our losses to date have resulted principally from:

     - research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

     -    costs associated with certain agreements with Japan Tobacco.

     - costs related to a cross-license and settlement agreement relating to our intellectual property portfolio; and

     -    general and administrative costs relating to our operations.

We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, or the initiation, success or failure of clinical trials.

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

     -    equipment leaseline financings; and

     -    loan facilities.

We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and contractual agreements and interest income. To date, payments under licensing and contractual agreements have been in the form of option fees, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:

     -    enter into further licensing and contractual agreements;

     -    successfully complete preclinical development or clinical trials;

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

     -    fund preclinical development, clinical trials and manufacturing;

     -    seek and obtain regulatory approvals; and

     -    successfully commercialize existing and future product candidates.

Only a limited number of fully human antibody product candidates have been generated pursuant to our collaboration agreements. Only ABX-IL8 and ABX-EGF have entered clinical testing. We cannot assure you that any of them will result in commercially successful products. Current or future collaboration agreements may not be successful. If we fail to maintain our existing collaboration agreements or to enter into additional agreements our business, financial condition and results of operations will be materially and adversely affected.

Our dependence on licensing and contractual agreements with third parties subjects us to a number of risks. These agreements may not be on terms favorable to us. Agreements with collaborators typically allow them significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborators may devote to the product candidates. Our collaborators may not perform their obligations as expected. Business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, our collaborators can terminate the agreement at any time following proper written notice. If any collaborators were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially and adversely affected. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

     - limit the number of product candidates that we will be able to develop and commercialize;

     -    reduce the likelihood of successful product introduction;

     -    significantly increase our capital requirements; and

     -    place additional strain on management's time.

Existing or future collaborators may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays or termination in the research, development or commercialization of product candidates or result in time consuming and expensive litigation or arbitration. If our collaborators pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially and adversely affected.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We solely own two issued patents in the U.S., one granted patent in Europe, three granted patents in Japan, and have several pending patent applications in the U.S. and abroad relating to XenoMouse technology. Our wholly owned subsidiary Xenotech owns two issued U.S. patents, one Australian patent and several pending U.S. and foreign pending patent applications related to methods of treatment of bone disease in cancer patients. In addition, we have four issued U.S. patents and several pending patent applications in the U.S. and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

WE MAY REQUIRE ADDITIONAL FINANCING.

We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical development and clinical trials. We will be required to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of and regulatory approval for product candidates. Our future liquidity and capital requirements will depend on many factors, including:

     -    the scope and results of preclinical development and clinical trials;

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

CELL GENESYS EXERCISES INFLUENCE OVER US.

As of June 30, 2000 Cell Genesys beneficially owned approximately 12.0% of our outstanding common stock. We may be adversely impacted by the influence that Cell Genesys will have with respect to matters affecting us.

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

OUR STOCK PRICE IS HIGHLY VOLATILE.

The market price and trading volume of shares of our common stock are volatile, and we expect them to continue to be volatile for the foreseeable future. For example, during the period between June 30, 1999 and June 30, 2000, our common stock closed as high as $99.75 per share and as low as $4.72 per share. This may impact your decision to buy or sell your common stock. Factors affecting our stock price include:

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

WE HAVE IMPLEMENTED A STOCKHOLDER RIGHTS PLAN AND ARE SUBJECT TO OTHER ANTI-TAKEOVER PROVISIONS.

In June 1999, our board of directors adopted a stockholder rights plan, which was amended in November 1999. The stockholder rights plan provides for a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each right will become exercisable following the tenth day after a person or group, other than Cell Genesys or its affiliates, successors or assigns, announces an acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned approximately 12.0% of our outstanding common stock as of June 30, 2000, each right will become exercisable following the tenth day after it announces the acquisition of more than 25% of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of more than 25% of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more, or in the case of Cell Genesys, or its affiliates, successors or assigns, more than 25%, of our common stock.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity on one year or less. A hypothetical 67 basis point increase in interest rates would result in an approximate $650,000 decrease (0.12%) in the fair value of our debt securities, classified as available-for-sale securities, at June 30, 2000. As part of a strategic alliance effort, we invested in common stock of CuraGen Corporation. This investment is subject to fluctuations from market value changes in stock prices. As of June 30, 2000, our investment in CuraGen was approximately $31,896,000. Assuming a 10% adverse change in the price of the CuraGen stock, the Company's investment in CuraGen would decrease in value by approximately $3,189,600, based upon the value of the stock as of June 30, 2000.

PART II

ITEM 1 -- LEGAL PROCEEDINGS

Not applicable.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

On March 1, 2000, our Board of Directors declared a two-for-one common stock split to be effected in the form of a stock dividend. The record date for the stock split was March 16, 2000 and the payment date was April 6, 2000. Following this stock split, our number of outstanding common shares was slightly under 40,000,000.

On May 3, 2000, our stockholders approved an amendment to our certificate of incorporation to increase our number of authorized shares from 50,000,000 to 100,000,000 shares. The amendment became effective on June 6, 2000, the date that we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

On June 8, 2000, our Board of Directors declared another two-for-one common stock split to be effected in the form of a stock dividend. The record date for this stock split was June 19, 2000 and the payment date was July 7, 2000. Following this stock split, our number of outstanding common shares was slightly over 80,000,000.

On July 6, 2000, our Board of Directors approved an amendment to our certificate of incorporation to increase our number of authorized common shares from 100,000,000 to 220,000,000, subject to approval by our stockholders at a special meeting to be held on August 23, 2000. Adoption of the proposed amendment and any potential issuance of the additional common shares would not affect the rights of the holders of our currently outstanding common shares, except for effects incidental to increasing the number of shares outstanding, such as dilution of the earnings per share and the voting rights of current stockholders. If the amendment is adopted, it will become effective upon filing of a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The proposal is further described in our definitive proxy statement filed with the Securities and Exchange Commission on July 27, 2000.

USE OF PROCEEDS

Not applicable.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on May 3, 2000 three matters were voted upon. A description of each matter and tabulation of votes follows:

          1.   Election of Directors:


                                                        Votes
                                            -----------------------------
                          Nominee                For           Withheld
                    --------------------    -------------    ------------
                    R. Scott Greer            56,555,172       10,214,932
                    M. Kathleen Behrens       49,058,448       17,711,656
                    Raju S. Kucherlapti       56,555,172       10,214,932
                    Mark B. Logan             56,553,512       10,216,592
                    Joseph E. Maroun          56,553,352       10,216,752
                    Stephen A. Sherwin        56,547,172       10,222,932


               There were no abstentions or broker nonvotes.

          2. To increase the aggregate number of shares of Common Stock authorized for issuance under the Company 1996 Incentive Stock Plan by 1,200,000 shares:


                                     Votes
                    ----------------------------------------
                        For           Against       Abstain
                    ------------    -----------    ---------
                     53,413,764      13,325,972       29,288


               There were 1,080 broker nonvotes.

          3. To amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 100,000,000 shares:


                                     Votes
                    ----------------------------------------
                        For           Against       Abstain
                    ------------    -----------    ---------
                     64,702,384      2,051,776       15,744


               There were no broker nonvotes.

ITEM 5 -- OTHER INFORMATION

Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          Exhibit No.                    Caption
          -----------                    -------

               10.54   Lease agreement dated February 24, 2000 between
                       Ardenwood Corporate Park Associates, a California
                       Limited Partnership and Abgenix, Inc.

               10.55   Lease agreement dated May 19, 2000 between Ardenwood
                       Corporate Park Associates, a California Limited
                       Partnership and Abgenix, Inc.

               10.56 Amendments to stock option plans dated April 27, 2000 to eliminate the Company's ability to reprice issued and outstanding options.

               27.1    Financial Data Schedule


----------

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

                - On July 6, 2000 a Form 8-K was filed relating to the announcement that we had declared a two-for-one stock split to be effected in the form of a stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000

                                  ABGENIX, INC.
                                  (Registrant)

                                  /s/   R. Scott Greer
                                  ---------------------------------------------
                                  R. Scott Greer
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/   Kurt Leutzinger
                                  ---------------------------------------------
                                  Kurt Leutzinger
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS
--------

10.54    Lease agreement dated February 24, 2000 between Ardenwood Corporate
         Park Associates, a California Limited Partnership and Abgenix, Inc.

10.55    Lease agreement dated May 19, 2000 between Ardenwood Corporate Park
         Associates, a California Limited Partnership and Abgenix, Inc

10.56 Amendments to stock option plans dated April 27, 2000 to eliminate the Company's ability to reprice issued and outstanding options.

27.1     Financial Data Schedule
