Form 10-Q
period 2000-09-30
ABGENIX INC
filed 2000-11-13
CIK 1052837

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended September 30, 2000

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes |X| No |_|

As of October 31, 2000 there were 81,744,311 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  ABGENIX, INC.

                                    Form 10-Q

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I - Financial Information

      ITEM 1 - Financial Statements

      Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 ...........   3

      Condensed Consolidated Statements of Operations - Three months and nine months ended
          September 30, 2000 and September 30, 1999 ..............................................   4

      Condensed Consolidated Statements of Cash Flows - Nine months ended
      September 30, 2000 and September 30, 1999 ..................................................   5

      Notes to Condensed Consolidated Financial Statements .......................................   6

      ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations .............................................................  12

      ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk ........................  36

PART II - Other Information

      ITEM 1 - Legal Proceedings .................................................................  37

      ITEM 2 - Changes in Securities and Use of Proceeds .........................................  37

      ITEM 3 - Defaults upon Senior Securities ...................................................  37

      ITEM 4 - Submission of Matters to a Vote of Security Holders ...............................  37

      ITEM 5 - Other Information .................................................................  37

      ITEM 6 - Exhibits and Reports on Form 8-K ..................................................  62

   SIGNATURES ....................................................................................  64

                                  ABGENIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                    September 30,       December 31,
                                                                                                        2000                1999
                                                                                                    -------------       ------------
                                                                                                     Unaudited
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                        $ 107,516           $  13,366
     Marketable securities                                                                              437,825              43,543
     Interest receivable                                                                                  7,482               1,103
     Accounts receivable                                                                                  1,126               4,150
     Prepaid expenses and other current assets                                                            9,269               4,861
                                                                                                      ---------           ---------
               Total current assets                                                                     563,218              67,023

Property and equipment, net                                                                               7,585               5,300
Long-term investments                                                                                    71,639              29,225
Intangible assets, net                                                                                   44,261              46,591
Deposits and other assets                                                                                   703                 402
                                                                                                      ---------           ---------
                                                                                                      $ 687,406           $ 148,541
                                                                                                      =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                 $   5,603           $   1,705
     Deferred revenue                                                                                    14,405               3,767
     Accrued product development costs                                                                      233               1,667
     Accrued employee benefits                                                                            1,524               1,287
     Other accrued liabilities                                                                            1,418                 725
     Current portion of long-term debt                                                                      447               1,759
                                                                                                      ---------           ---------
               Total current liabilities                                                                 23,630              10,910

Deferred rent                                                                                               406                 150
Long-term debt                                                                                               --                 421
Commitments
Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding
     Common stock, $0.0001 par value; 220,000,000 shares authorized, 81,607,172 and 68,669,092 shares issued and outstanding at September 30, 2000 and
       December 31, 1999, respectively, at amount paid in                                               683,317             181,263
     Additional paid-in capital                                                                          32,849              32,254
     Deferred compensation                                                                                 (325)               (670)
     Accumulated other comprehensive income                                                              41,627              14,013
     Accumulated deficit                                                                                (94,098)            (89,800)
                                                                                                      ---------           ---------
               Total stockholders' equity                                                               663,370             137,060
                                                                                                      ---------           ---------
                                                                                                      $ 687,406           $ 148,541
                                                                                                      =========           =========

                             See accompanying notes.

                                  ABGENIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              Three Months Ended               Nine Months Ended
                                                                                 September 30,                   September 30,
                                                                            -----------------------        ------------------------
                                                                              2000           1999            2000            1999
                                                                            --------       --------        --------        --------

Revenues:
     Contract revenue                                                       $  7,634       $  3,670        $ 13,077        $  5,390
     Interest income                                                           9,213            762          22,334           1,954
                                                                            --------       --------        --------        --------
             Total revenues                                                   16,847          4,432          35,411           7,344

Costs and expenses:
     Research and development                                                 12,784          4,493          31,910          14,371
     General and administrative                                                1,762          1,134           5,152           3,428
     Amortization of intangible assets                                           777             --           2,330              --
     Equity in income from  the Xenotech joint venture                            --            (18)             --            (558)
     Interest expense                                                             17            102             317             347
                                                                            --------       --------        --------        --------
             Total costs and expenses                                         15,340          5,711          39,709          17,588

                                                                            --------       --------        --------        --------
Net income (loss)                                                           $  1,507       $ (1,279)       $ (4,298)       $(10,244)
                                                                            ========       ========        ========        ========
Basic net income (loss) per share                                           $   0.02       $  (0.02)       $  (0.05)       $  (0.18)
                                                                            ========       ========        ========        ========
Shares used in computing basic net income (loss) per share                    81,323         60,092          78,799          56,196
                                                                            ========       ========        ========        ========
Diluted net income (loss) per share                                         $   0.02       $  (0.02)       $  (0.05)       $  (0.18)
                                                                            ========       ========        ========        ========
Shares used in computing diluted net income (loss) per share                  88,611         60,092          78,799          56,196
                                                                            ========       ========        ========        ========

                             See accompanying notes.

                                  ABGENIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                          Nine Months ended
                                                                                                            September 30,
                                                                                                  ---------------------------------
                                                                                                    2000                    1999
                                                                                                  ---------               ---------
Operating activities:
Net loss                                                                                          $  (4,298)              $ (10,244)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Equity in income of Xenotech                                                                         --                    (558)
    Depreciation and amortization                                                                     3,822                   1,257
    Stock-based compensation related to stock options issued
      to consultants                                                                                    595                     638
    Changes for certain assets and liabilities:
      Interest receivable                                                                            (6,379)                   (430)
      Accounts receivable                                                                             3,024                    (642)
      Prepaid expenses and other current assets                                                      (4,408)                 (2,802)
      Deposits and other assets                                                                        (315)                    100
      Accounts payable                                                                                3,898                     273
      Deferred revenue                                                                               10,638                    (300)
      Accrued product development costs                                                              (1,434)                   (299)
      Other accrued liabilities                                                                         930                     445
      Deferred rent                                                                                     256                      --
                                                                                                  ---------               ---------
Net cash provided by (used in) operating activities                                                   6,329                 (12,562)
                                                                                                  ---------               ---------
Investing activities:
    Purchases of marketable securities                                                             (803,708)                (58,807)
    Sales of marketable securities                                                                  394,626                  22,774
    Capital expenditures                                                                             (3,418)                   (424)
                                                                                                  ---------               ---------
Net cash used in investing activities                                                              (412,500)                (36,457)
                                                                                                  ---------               ---------
Financing activities:
    Net proceeds from issuances of common stock                                                     502,054                  53,123
    Payments on long-term debt                                                                       (1,733)                 (1,268)
                                                                                                  ---------               ---------
Net cash provided by financing activities                                                           500,321                  51,855
                                                                                                  ---------               ---------
Net increase in cash and cash equivalents                                                            94,150                   2,836
Cash and cash equivalents at the beginning of the period                                             13,366                   1,415
                                                                                                  ---------               ---------
Cash and cash equivalents at the end of the period                                                $ 107,516               $   4,251
                                                                                                  =========               =========

                             See accompanying notes.

                                  ABGENIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on March 28, 2000. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any other future period.

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

The Company receives payments from customers for licenses, options and services. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

      - Research license fees: Fees to license the use of XenoMouse in research performed by the customer are generally recognized when both the inception of the license period and delivery of the technology have occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

      - Product license fees: Fees to license the production, use and sale of an antibody generated by XenoMouse are generally recognized when both the inception of the license period and delivery of the technology have occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

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

Earnings per Share

A reconciliation of the shares used in the computation of the company's basic and diluted earnings per common share is as follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      ------------------
                                       2000        1999        2000        1999
                                      ------      ------      ------      ------
Weighted average common shares
   outstanding                        81,323      60,092      78,799      56,196

Dilutive effect of employee
   stock options                       7,288          --          --          --
                                      ------      ------      ------      ------
Weighted average common shares
   outstanding, assuming dilution     88,611      60,092      78,799      56,196
                                      ======      ======      ======      ======

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. Certain of the company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

2. Marketable Securities

The following is a summary of marketable securities at September 30, 2000 and December 31, 1999:

                                              -----------------------------------------     ----------------------------------------
                                                      As of September 30, 2000                       As of December 31, 1999
                                              -----------------------------------------     ----------------------------------------
                                              Amortized      Unrealized      Estimated      Amortized     Unrealized      Estimated
                                                 Cost        Gain/(Loss)     Fair Value       Cost        Gain/(Loss)     Fair Value
                                              ---------      ----------      ----------     ---------     -----------     ----------
                                                           (in thousands)                               (in thousands)

Commercial obligations ...................... $  32,039      $     (25)      $  32,014      $  22,277      $     (73)      $  22,204
Commercial paper ............................   505,760             39         505,799         15,358             10          15,368
Obligations of the U.S. government and
     its agencies ...........................     5,999            (26)          5,973         17,271           (149)         17,122
Marketable equity securities ................    30,000         41,639          71,639         15,000         14,225          29,225
                                              ---------      ---------       ---------      ---------      ---------       ---------

Total ....................................... $ 573,798      $  41,627       $ 615,425      $  69,906      $  14,013       $  83,919
                                              =========      =========       =========      =========      =========       =========

Classified as:
   Cash equivalents .........................                                $ 105,961                                     $  11,151
   Marketable securities ....................                                  437,825                                        43,543
   Long-term investments ....................                                   71,639                                        29,225
                                                                             ---------                                     ---------
                                                                             $ 615,425                                     $  83,919
                                                                             =========                                     =========

The Company's available-for-sale debt securities have the following maturities at September 30, 2000:

Due in one year or less .....................                                $ 543,786
Due after one year but less than five years..                                       --
                                                                             ---------
                                                                             $ 543,786
                                                                             =========

3. Comprehensive Income

Other comprehensive gains/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive income, net of tax, were as follows (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 --------------------     ---------------------
                                   2000        1999         2000         1999
                                 --------    --------     --------     --------

Net income (loss)                $  1,507    $ (1,279)    $ (4,298)    $(10,244)
Increase (decrease) in net
  unrealized gains on
  available-for-sale
  investments                      24,887        (180)      27,614         (180)
                                 --------    --------     --------     --------
Comprehensive income (loss)      $ 26,394    $ (1,459)    $ 23,316     $(10,424)
                                 ========    ========     ========     ========

4. Stockholders' Equity and Follow-on Public Offering

On February 10, 2000, the Company completed a follow-on public offering in which the Company sold 8,640,000 shares and Cell Genesys sold 3,360,000 shares of the Company's common stock to the public at a price of $52.50 per share. On February 29, 2000 the Company's underwriters exercised their overallotment option to purchase 1,800,000 additional shares, of which 1,296,000 shares were sold by the Company and 504,000 shares were sold by Cell Genesys at a price of $52.50 per share. The Company received net proceeds from the offerings of approximately $496.5 million after the underwriters' discount and costs of offering.

In January 2000, Cell Genesys exercised its warrants to purchase 486,668 shares of the Company's stock at an exercise price of $1.50 per share.

On May 3, 2000, the Company's stockholders approved an increase to the aggregate number of shares of common stock authorized for issuance under the Company's 1996 Incentive Stock Plan by 1,200,000 shares.

On May 3, 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000.

On August 23, 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 220,000,000.

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

Immunex: In July 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, for ABX-EGF, a fully human antibody created by the Company and currently in a Phase I clinical trial involving several tumor types. Under the agreement, Immunex has agreed to make an initial license fee payment to the Company, and a second license fee payment upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of a targeted product. Payments totaling $5 million were received in the third quarter of 2000 representing the initial license fee. The Company is recognizing this fee ratably each month over the period ended December 31, 2001, which is the period Abgenix is obligated to share in development costs. Accordingly, $0.6 million was recognized as revenue in the quarter ended September 30, 2000. Additionally, Abgenix recognized $0.5 million as revenue, which represents development costs incurred in the third quarter by Abgenix, net of development costs incurred by Immunex.

Lexicon: In July 2000, the Company entered into a collaborative agreement with Lexicon Genetics Inc. Under the terms of the agreement, Lexicon agreed to contribute antigen targets that derive from its proprietary portfolio of full-length human genes whose functions are defined using Lexicon's knockout mouse technology. The Company will use its XenoMouse technology to generate fully human antibodies for each of the targets selected by a joint committee. Each party will have the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying antibodies. Each party will receive milestone payments and royalties on sales of antibody drugs from the collaboration that are commercialized by the other party.

Millennium: In March 2000, the Company granted Millennium BioTherapeutics, Inc. a license to use XenoMouse in research performed by Millennium and several licenses to make, use and sell antibodies generated with XenoMouse. Payments totaling $10 million were made in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish the technology at Millennium. The Company is recognizing these fees ratably each month over the period ended December 31, 2000 during which Abgenix is obligated to assist in establishing the technology at Millennium, which will enable Millennium to practice the research license and product licenses. Accordingly, $3.0 million was recognized as revenue in the quarter ended September 30, 2000 and $7.0 million was recognized as revenue in the nine months ended September 30, 2000. At September 30, 2000, $3.0 million remained in deferred revenue. The $10 million payment was made in common stock of Millennium, which was subsequently sold in May 2000 shortly after the shares were registered. Millennium was obligated to make up the difference, if any, between the fair value of such stock upon sale and $10 million, and the Company was obligated to pay, and did pay, the excess of the fair value of such stock upon sale and $10 million.

SangStat: In August 2000, the Company entered into a joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL, an antibody developed by the Company and currently in a Phase II/III clinical trial. Under the agreement, SangStat will make an initial license fee payment and additional milestone payments to Abgenix. Development costs will be shared equally, as would any potential profits from sales of collaboration products. Payments totaling $2 million were made in the third quarter of 2000 representing the initial license fee and reimbursement of prior costs. The Company is recognizing these fees ratably each month over the period ended January 31, 2001, which is the period Abgenix is obligated to share in development costs. Accordingly, $0.7 million was recognized as revenue in the quarter ended September 30, 2000. Additionally, Abgenix recognized $0.5 million as revenue, which represents development costs incurred in the third quarter by Abgenix net of development costs incurred by Sangstat, and required to be reimbursed to Abgenix.

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

In May 2000, the Company entered into an agreement with a contract manufacturer of its product candidates, to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement, the terms of which are generally outlined in the option agreement. The total amount paid for this agreement was approximately $3.8 million of which $2.3 million was recorded as an expense in research and development and approximately $1.5 million was recorded as a deposit because it is creditable to the supply agreement. If a supply agreement is not entered into, the $3.8 million is generally non-refundable, except under limited circumstances.

In September 2000, the Company entered into a collaboration with ImmunoGen providing the Company with access to ImmunoGen's maytansinoid Tumor-Activated Prodrug technology. ImmunoGen will receive $5.0 million in technology access fee payments, as well as potential milestone payments, and royalties on net sales of any resulting products. In addition, Abgenix purchased $15.0 million of ImmunoGen common stock at $19.00 per share.

7. Facility Leases and Letter of Credit

In February 2000, the Company signed an operating lease for an additional 100,100 square foot facility to be used primarily for offices. In May 2000, the Company also signed an operating lease for an additional 100,000 square foot facility to be built and used for pilot scale manufacturing. Both leases expire in the year 2015, with options to extend the lease terms. The Company issued a stand-by letter of credit for $2.0 million to the lessor for the lease term, as a condition to the lease. Future minimum payments under these non-cancelable operating leases are as follows (in thousands): 2000--$1,121; 2001--$3,986; 2002--$4,802; 2003--$4,969; 2004--$5,138; and thereafter --$65,509.

8. Subsequent Events

Acquisitions

In November 2000, the Company acquired ImmGenics Pharmaceuticals Inc. in an all-stock transaction. The transaction will be treated as a purchase and the total estimated purchase price including estimated acquisition costs was $77.5 million.

In November 2000, the Company acquired IntraImmune Therapies, Inc. in a cash transaction. The transaction will be treated as a purchase and the total estimated purchase price was $9.0 million.

Private Placement

In November 2000, the Company completed a private placement of 3,300,000 shares of its common stock to accredited investors at a price of $70.00 per share for gross proceeds of $231.0 million. After commissions, the Company received net proceeds of $221.0 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS PROSPECTUS, THE WORDS "INTEND," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO US ARE INCLUDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS PROSPECTUS.

Overview

We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse technology, a proprietary technology that offers many advantages, including rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. In addition, we believe our technology offers advantages in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize through licensing to pharmaceutical companies and others, joint development and internal product development programs. We have contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. In addition, we have three proprietary antibody product candidates currently in clinical trials, two of which we recently agreed to co-develop and commercialize with others.

Contractual Arrangements

As of November 9, 2000, we have entered into contracts to use our XenoMouse technology to produce and/or to develop the resulting fully human antibodies with twenty-three customers covering numerous antigen targets. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. Our customers as of November 9, 2000 include Abbott Laboratories, Amgen, AVI BioPharma, BASF Bioresearch Corporation, Cell Genesys, Centocor/Johnson and Johnson, Chiron, Corixa, CuraGen, Elan, Genentech, Gliatech, Human Genome Sciences, Immunex, Japan Tobacco, Lexicon Genetics, Millenium, Pfizer, Research Corporation Technologies, SangStat, Schering-Plough, SmithKline Beecham and the U.S. Army. Of these customers, six have entered into new or expanded agreements with us specifying additional antigens for XenoMouse antibody development. Additionally, of the customers with whom we have entered technology license contracts, AVI BioPharma, Japan Tobacco, Millenium, Pfizer and Schering-Plough have entered into product licenses. Furthermore, one of our customers, Pfizer, has begun human clinical trials with a fully human antibody generated with XenoMouse technology. The terms of the arrangements vary, but can generally be categorized as follows:

    - Antigen Target Sourcing Contracts--Four of our contracts are target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide that we make fully human antibodies to the contract parties' antigen targets. There are various mechanisms for each of the parties to evaluate and select antibodies from the pool of generated antibodies for further development and commercialization. The party selecting a product candidate will generally pay to the other, for rights to develop and commercialize such product, license fees, milestone payments and royalty payments on any eventual product sales.

   - Proprietary Product Licensing--In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex agrees to make an initial license fee payment to us and second license fee payment to us upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We both share responsibility for product development. We will be responsible for completing the ongoing Phase I trials, and if the Phase I trials are successful, both companies will share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential product, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an antibody developed by us. Under that agreement, SangStat agrees to make an initial license fee payment to us and additional milestone payments to us. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We both will share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

      We intend to build our product portfolio by generating antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy and entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. These arrangements may or may not involve joint sharing of costs and profits.

    - Technology Licensing--These agreements typically provide our customers with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has a period of time to acquire product licenses for any antibody product they wish to develop and commercialize, generally referred to as an option. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by our customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. Additionally, we are entitled to receive royalties on any future product sales by the customer.

Proprietary Products

We have three antibody product candidates that are currently in clinical trials, as follows:

    - ABX-IL8--Generated using XenoMouse technology, ABX-IL8 is our fully human antibody candidate for the treatment of psoriasis. We completed Phase I and Phase I/II clinical trials and initiated Phase II clinical trials in April 2000 in which enrollment is ongoing.

    - ABX-EGF--Generated using XenoMouse technology, ABX-EGF is our fully human antibody candidate for the treatment of a variety of cancers. We initiated a Phase I clinical trial for

      ABX-EGF in cancer in 1999 in which enrollment is ongoing. In July 2000, we entered the joint development and commercialization agreement with Immunex Corporation for ABX-EGF, as described above.

    - ABX-CBL--An in-licensed mouse antibody, we developed ABX-CBL for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We completed a multi-center Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999 in which enrollment is ongoing. In August 2000, we entered into the joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL, as described above.

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

Acquisitions

In November 2000, the Company acquired ImmGenics Pharmaceuticals Inc. in an all-stock transaction. Abgenix will issue approximately $77.0 million of its common stock and stock options for all of ImmGenics' voting securities and options. The transaction will be treated as a purchase and the total estimated purchase price including estimated acquisition costs was $77.5 million. As a result of the acquisition, the Company will record the following: a significant one-time charge in the fourth quarter for in-process research and development of approximately $4.8 million; significant assets related to intangible assets and goodwill acquired, and related amortization over a period of approximately 15 years; and deferred compensation related to the replacement of unvested stock options of ImmGenics for the Company's stock options expected to be amortized over approximately two years.

In November 2000, the Company acquired Intraimmune Therapies, Inc in a cash transaction. The transaction will be treated as a purchase and the total estimated purchase price was $9.0 million.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2000 and 1999

Contract revenue totaled $7.6 million and $13.1 million in the three and nine-month periods ended September 30, 2000 compared to $3.6 million and $5.4 million, respectively, in the comparable 1999 periods.

Contract revenue in the nine months ended September 30, 2000 included the following:

- Research and license fees of $3.0 million and $7.0 million, respectively, in the three and nine-month periods ended September 30, 2000, from the $10 million payment received under the agreement with Millennium BioTherapeutics. Although the payment from Millennium is non-refundable and was received at the inception of a research license and product licenses granted to Millennium upon signing of the agreement, we are is obligated up to December 31, 2000 to provide assistance to enable Millennium to practice these licenses, so the payment from Millennium is being recognized ratably over this period.

- License and certain fees were received in the three and nine-month periods ended September 30, 2000 from Immunex and Sangstat of $5.0 million and $2.0 million respectively. These fees were related to the respective joint development and commercialization agreements of ABX-EGF and ABX-CBL. We are recognizing these fees ratably over the periods we are obligated to share in development costs. For Immunex this is the 17-month period ended December 31, 2001 and the amount recognized in the quarter ended September 30, 2000 was $0.6 million. For Sangstat this is the six-month period ended January 31, 2001, and the amount recognized in the quarter ended September 30, 2000 was $0.7 million. Additionally, in the third quarter ended September 30, 2000, Abgenix recognized in total $1.0 million as revenue from both Immunex and Sangstat, which represents 50% of the development costs of ABX-EGF and ABX-CBL incurred and recorded as expense in the third quarter by Abgenix, net of 50% of the development costs incurred by Immunex and Sangstat.

- A milestone fee was received and recognized in the three and nine-month periods ended September 30, 2000 from Pfizer related to Pfizer's filing of an Investigational New Drug application with the FDA for an antibody product candidate for the treatment of cancer, which was generated with our XenoMouse technology under an existing collaborative agreement.

- A product license fee was received and recognized in the three and nine-month periods ended September 30, 2000 from Amgen for an antibody product generated with our XenoMouse technology under an existing collaborative agreement. Additionally, two product license fees were received and recognized in the nine-month period ended September 30, 2000 from Japan Tobacco under an existing collaborative agreement.

- Research funding and fees for research milestones and certain research work were recognized in the three and nine-month periods ended September 30, 2000 related to six of our collaborative agreements.

Contract revenue in the three months and nine months ended September 30, 1999 included non-refundable fees totaling $1.6 million and $2.3 million, respectively, under the collaborative agreement with Japan Tobacco on ABX-IL8 clinical development. Such fees were for the reimbursement of clinical trial costs and certain joint interest rights in data from the clinical trials. Additionally, in this period, contract revenue included fees for the achievement of research milestones, an execution fee for electing another antigen target and licensing fees for an antigen target, under existing collaborative agreements. Additionally, in the nine-month period ended September 30, 1999, contract revenue included non-refundable signing and option fees in connection with the execution of collaborative agreements, fees for the achievement of research milestones, an execution fee for electing another antigen target and licensing fees for an antigen target.

Interest income consists primarily of interest from cash, cash equivalents and short-term investments. Interest income totaled $9.2 million and $22.3 million in the three and nine-month periods ended September 30, 2000 compared to $0.8 million and $2.0 million in the comparable 1999 periods. This is a result of our follow-on offering in February 2000 in which we received net proceeds of approximately $496.5 million, after the costs of the offering.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $12.8 million in the three months ended September 30, 2000 from $4.5 million in the comparable period in 1999 and to $31.9 million in the nine months ended

September 30, 2000 from $14.4 million in the comparable period in 1999. The increase reflects primarily costs associated with the following:

- Increased personnel - Staffing at September 30, 2000 increased by approximately 88% from September 30, 1999. The increase is to support the increased level of product development activities, including new target validation, process sciences, manufacturing and increased clinical activities. Additionally, the increase in personnel is related to increased licensing activity. Included in the increase are salary and related fringe benefits, recruiting and relocation costs. We expect personnel costs to increase further as we continue to build our organization.

- Product Supply Agreement - Included in the nine-month period ended September 30, 2000 is a charge of approximately $2.3 million to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement with a contract manufacturer. The total amount paid for this agreement was approximately $3.8 million, of which approximately $1.5 million is creditable to the supply agreement. If a supply agreement is not executed, the $3.8 million is non-refundable to us, except under limited circumstances.

- Research Fee-Included in the nine-month period ended September 30, 2000 is a fee paid to Genzyme Transgenics Corporation related to research they are performing in which they agreed to produce our antibody product candidate, ABX-IL8 using Genzyme's manufacturing system. Under this agreement, for undisclosed fees and milestone payments, Genzyme will develop transgenic goats that express ABX-IL8 in their milk. Additionally, several future payments are required if certain milestones are met.

- Clinical Costs- In the first nine months of 2000, we had clinical trials in progress for three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, which are continuing. In 1999, during the comparable period, we had clinical trials in progress for two of our product candidates, ABX-CBL and ABX-IL8. The costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Additionally, such costs include the costs of manufacturing the antibody used in clinical trials. In July and August 2000, we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. However, we expect clinical costs will increase in the future as we enter additional clinical trials for both new and existing product candidates.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $1.8 million in the three months ended September 30, 2000 from $1.1 million in the comparable period in 1999 and to $5.2 million in the nine months ended September 30, 2000 from $3.4 million in the comparable period in 1999. The increase reflects increased personnel costs, including an accrual for incentive compensation, and additional investor relations costs. We expect personnel costs to increase further as we continue to build our organization.

Amortization of intangible assets relates primarily to patents and certain royalty rights which were acquired through the acquisition of the Xenotech joint venture in December 1999.

Equity from the Xenotech joint venture in 1999 reflects our percentage ownership of the net income from the joint venture, prior to our acquisition of 100% of the joint venture in December 1999.

Interest expense consists of interest incurred in connection with equipment lease line financing and loan facilities. Interest expense decreased due to pay down of debt.

Liquidity and Capital Resources

At September 30, 2000, we had cash, cash equivalents and marketable securities of $545.3 million. In November 2000, we completed a private placement in which we raised net proceeds of $221.0 million by selling 3,300,000 shares of our common stock to institutional accredited investors. Including our November 2000 sale of stock, our total cash, cash equivalents and marketable securities exceed $760.0 million. We invest our cash equivalents and marketable securities in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

During the nine months ended September 30, 2000, net cash provided by investing activities was $502.0 million provided primarily from our follow-on public offering in which we raised net proceeds of $496.4 million by selling 9,936,000 shares of our common stock in February 2000. Additionally during this period, we received $0.7 million from Cell Genesys for the exercise of warrants and $4.9 million from the exercise of stock options and our employee stock purchase plan. In the first nine months of 1999 net cash provided by financing activities was $51.9 million, received primarily from a secondary offering and the sale of stock to Genentech.

Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2000 and net cash used in operating activities was $12.6 million for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, cash was provided by interest income of $16.0 million net of the increase in interest receivable of $6.4 million. Additionally in this period, customers provided cash of $26.7 million including $10.6 million recorded as net deferred revenue and $3.0 million from a net reduction in accounts receivable. Cash was used for operations in both periods primarily to fund research and development expenses and manufacturing costs related to the development of new products. Additionally, cash was used in the nine-month period ended September 30, 2000 for a deposit related to a supply agreement.

Net cash used in investing activities was $412.5 million for the nine months ended September 30, 2000 and $36.5 million for the nine months ended September 30, 1999. The activity in both years reflects the purchasing of investments with the funds we received from follow-on public offerings earlier in both years. Additionally, in the nine months ended September 30, 2000, we invested $15.0 million in common stock of Immunogen and $3.4 million in capital expenditures.

In March 2000, we were issued a stand-by letter of credit for $2.0 million from a commercial bank as a deposit on our new leased facility. The stand-by letter of credit is secured by an investment account, which must maintain a $2.0 million balance. Additionally, we have an agreement with a financing company under which we have financed purchases of about $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five-year U.S. Treasury rate. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our current facility. The line was paid off in May 2000 and had an interest rate of prime plus one percent (9.5 % per annum at December 31, 1999).

We plan to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We may be required to make substantial expenditures if unforeseen difficulties arise in the course of our developing product candidates, manufacturing product candidates, performing pre-clinical development and clinical trials of such product candidates, obtaining necessary regulatory approvals or in other aspects of our business. Our future liquidity and capital requirements will depend on many factors, including:

-     scope and results of pre-clinical testing and clinical trials;

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

-     product in-licensing; and

-     other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities, including the proceeds from our November 2000 sale of stock, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least two years. However, we may need additional financing within this time period. We may need to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may harm our business, financial condition and results of operations.

We have incurred operating losses in each of the last three years of operation, including net losses of approximately $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999 and $4.3 million in the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $94.1 million. Our losses have resulted principally from costs incurred in performing research and development for our technology and antibody product candidates, costs associated with certain agreements with Japan Tobacco, costs related to the non-recurring cross-license and settlement charge in 1997 and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future as a result of our expenditures for research and product development, including pre-clinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing arrangements. This may increase our need for capital and will result in losses for several years. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing arrangements, or the initiation, success or failure of clinical trials.

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

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

The following factors represent current challenges that we face which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could harm our results of operations, business, or financial position.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse technology may not produce safe, efficacious or commercially viable products.

Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at an early stage of development. Clinical trials have begun with respect to only three fully human antibody product candidates generated by XenoMouse technology. We cannot be certain that XenoMouse technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential customers or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially harmed.

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

    - failure by our customers to develop products successfully; and

    - failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our customers may not result in any commercially viable products. To date, our customers' right to obtain a product license has been exercised for only six product candidates. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

Clinical trials for our product candidates will be expensive and their outcome is uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, pre-clinical testing and clinical trials.

Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

As of November 9, 2000, three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable Federal Drug Administration, or FDA, guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and/or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

In addition, our other product candidates are in pre-clinical development, but we have not submitted investigational new drug applications nor begun clinical trials for these product candidates. Our pre-clinical or clinical development efforts may not be successfully completed, we may not file further investigational new drug applications and clinical trials may not commence as planned.

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

    - lack of efficacy during the clinical trials; or

    - government or regulatory delays.

We have limited experience in conducting and managing clinical trials. We rely on third parties, including our customers, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if the third parties fail to perform under our agreements with them.

Our product candidates may fail to demonstrate safety and efficacy in clinical trials. This failure may delay development of other product candidates and hinder our ability to conduct related pre-clinical testing and clinical trials. As a result of these failures, we may also be unable to obtain additional financing. Any delays in, or termination of, our clinical trials will materially harm our business, financial condition and results of operations.

The clinical success of ABX-CBL is uncertain.

We recently completed a multi-center Phase II trial for the treatment of graft versus host disease, or GVHD, with our mouse antibody, ABX-CBL.

As of October 11, 2000, ABX-CBL had been administered to a total of only 191 patients for GVHD and organ transplant rejection indications. ABX-CBL was administered to a total of 85 of these patients by third parties prior to the time we obtained an exclusive license to ABX-CBL. We cannot rely on data obtained from patients studied prior to our obtaining an exclusive license to ABX-CBL to support the efficacy of ABX-CBL in an application for regulatory approval.

Data from 27 patients included in the Phase II study was submitted to the FDA. As an extension to the original Phase II trial protocol, we have enrolled an additional 32 patients. In December 1999, we initiated a multicenter randomized and controlled Phase II/III study comparing ABX-CBL to ATG(R). The study is designed to demonstrate statistically significant efficacy of a single dose level of ABX-CBL in comparison to a control group of patients receiving ATG(R). The results of the Phase II/ III trial may not be favorable or may not extend the findings of the original Phase II study. The FDA may view the result of our Phase III trial as insufficient and may require additional clinical trials. There are several issues that could adversely affect the clinical trial results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study and response rates required to achieve statistical significance in the study. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. There is a risk that the FDA will not accept the results of the Phase II/III study or other elements of the product license application as being sufficient for approval to market. Additional clinical trials will be extensive, expensive and time-consuming. If ABX-CBL fails to receive regulatory approval, our business, financial condition and results of operations may be materially harmed.

We currently rely on a sole source third-party manufacturer.

We currently rely, and will continue to rely for at least the next two years, on a sole source third-party manufacturer to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. Our third-party manufacturer has a limited number of facilities in which our product candidates can be produced and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on our third-party manufacturer to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

Third-party manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our third-party manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially harmed.

Our own ability to manufacture is uncertain.

We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In May 2000, we signed a long-term lease for a building to be built to contain this pilot scale facility. Construction schedules for this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which complies with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. If we are unable to establish and maintain a manufacturing facility within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

We also may encounter problems with the following:

    - production yields;

    - quality control and assurance;

    - shortages of qualified personnel;

    - compliance with FDA regulations;

    - production costs; and

    - development of advanced manufacturing techniques and process controls.

We are currently evaluating our options for Phase III clinical trial supplies and commercial production of our antibody products, which include use of third-party manufacturers, establishing our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract facility which has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We cannot assure you that we will be able to contract with any of these companies on acceptable terms, if at all.

In addition, we and any third-party manufacturer will be required to register manufacturing facilities with the FDA and other regulatory authorities. The facilities will then be subject to inspections confirming compliance with FDA good manufacturing practice or other regulations. If we or any of our third-party manufacturers fail to maintain regulatory compliance, our business, financial condition and results of operations will be materially harmed.

We will need to find third parties to license and develop many of our product candidates.

Our strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation of collaboration agreements with third parties. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. We must enter into these agreements to successfully develop and commercialize product candidates. These agreements are necessary in order for us to:

    - access proprietary antigens for which we can generate fully human antibody products;

    - fund our research and development activities;

    - fund pre-clinical development, clinical trials and manufacturing;

    - seek and obtain regulatory approvals; and

    - successfully commercialize existing and future product candidates.

Only a limited number of fully human antibody product candidates have been generated pursuant to our collaboration agreements, and only three antibody product candidates generated with XenoMouse technology have entered clinical testing. We cannot assure you that any of these product candidates will result in commercially successful products. Current or future collaboration agreements may not be successful. If we fail to maintain our existing collaboration agreements or to enter into additional agreements, our business, financial condition and results of operations will be materially harmed.

Our dependence on licensing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms favorable to us, and collaborators typically are afforded significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. If any of our collaborators were to terminate or breach our agreement, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

    - limit the number of product candidates that we will be able to develop and commercialize;

    - reduce the likelihood of successful product introduction;

    - significantly increase our capital requirements; and

    - place additional strain on our management's time.

Existing or future collaborators may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays or termination in the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration. If our collaborators pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially harmed.

We do not have marketing and sales experience.

We do not have marketing, sales or distribution capability. For certain products, we may establish an internal marketing and sales force. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales experience or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially harmed.

We are subject to extensive government regulations and we may not be able to obtain regulatory approvals.

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

    - adversely affect the successful commercialization of any drugs that we or our customers develop;

    - impose costly procedures on us or our customers;

    - diminish any competitive advantages that we or our customers may attain;
      and

    - adversely affect our receipt of revenues or royalties.

Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Compliance with other regulatory requirements may not be maintained. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third-party manufacturers may be subject to sanctions, including:

    - delays;

    - warning letters;

    - fines;

    - product recalls or seizures;

    - injunctions;

    - refusal of the FDA to review pending market approval applications or supplements to approval applications;

    - total or partial suspension of production;

    - civil penalties;

    - withdrawals of previously approved marketing applications; and

    - criminal prosecutions.

We expect to rely on our customers to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our customers may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, our customers will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. Delays and limitations may materially harm our business, financial condition and results of operations.

We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our third-party manufacturers fail to comply, our business, financial condition and results of operations will be materially harmed.

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

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if the clinical safety and efficacy of therapies using our antibody products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. For example, antibody products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we or our customers develop. If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be materially harmed.

Risks Related to our Finances

We are an early stage company.

You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will require significant additional investment in research and development, pre-clinical testing and clinical trials, regulatory and sales and marketing activities to commercialize current and future product candidates. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses.

We have incurred net losses in each of the last five years of operation, including net losses of approximately $8.3 million in 1995, $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999 and
$4.3 million in the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was approximately $94.1 million. Our losses to date have resulted principally from:

    - research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

    - costs associated with certain agreements with Japan Tobacco;

    - costs related to a cross-license and settlement agreement relating to our intellectual property portfolio; and

    - general and administrative costs relating to our operations.

We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, or the initiation, success or failure of clinical trials.

Our future profitability is uncertain.

Prior to June 1996, our business was owned by Cell Genesys, Inc. and operated as a business unit. Since that time, we have funded our research and development activities primarily from:

    - initial contributions from Cell Genesys;

    - private placements of our capital stock;

    - the initial public offering of our common stock;

    - the follow-on public offering of our common stock in 1999;

    - the follow-on public offering of our common stock in February 2000;

    - a private placement of our common stock in November 2000;

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

    - successfully complete pre-clinical development or clinical trials;

    - obtain required regulatory approvals;

    - successfully develop, manufacture and market product candidates; or

    - generate additional revenues or profitability.

    If we fail to achieve any of the above goals, our business, financial condition and results of operations will be materially harmed.

We may require additional financing.

We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting pre-clinical development and clinical trials. We will be required to expend substantial funds in the course of completing required additional development, pre-clinical testing and clinical trials of and regulatory approval for product candidates. Our future liquidity and capital requirements will depend on many factors, including:

    - the scope and results of pre-clinical development and clinical trials;

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

    - product in-licensing; and

    - other factors not within our control.

We believe that our cash and cash equivalents, short-term investments and cash generated from our customer agreements will be sufficient to meet our operating and capital requirements for at least two years. However, we may need additional financing within this time period. We may need to raise additional funds through public or private financings, licensing and contractual agreements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing would be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. Contractual arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially harmed.

Risks Related to our Intellectual Property

Our patent position is uncertain and our success depends on our proprietary rights.

Our success depends in part on our ability to:

    - obtain patents;

    - protect trade secrets;

    - operate without infringing upon the proprietary rights of others; and

    - prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We solely own two issued patents in the United States, one granted patent in Europe, three granted patents in Japan and have several pending patent applications in the United States and abroad relating to XenoMouse technology. Our wholly-owned subsidiary, Xenotech, owns two issued U.S. patents, one Australian patent and several pending U.S. and foreign patent applications related to methods of treatment of bone disease in cancer patients. In addition, we have four issued U.S. patents and several pending patent applications in the United States and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information, and, in addition, the parties may breach such agreements. Also, our trade secrets may otherwise become known to, or be independently developed by, our competitors. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

We may face challenges from third parties regarding the validity of our patents and proprietary rights. Research has been conducted for many years in the antibody field. This has resulted in a substantial number of issued patents and an even larger number of pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our customers may be prevented from pursuing product development or commercialization. Such a result will materially harm our business, financial condition and results of operations.

In March 1997, we entered into a cross-license and settlement agreement with GenPharm International Inc. to avoid protracted litigation. Under the cross-license, we licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. Our business, financial condition and results of operations will be materially harmed if any of the parties breaches the cross-license agreement.

We have one granted European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

Glaxo Wellcome Inc. has a family of patents which it is asserting against Genentech in ongoing litigation. If any of the claims of these patents are finally determined in the litigation to be valid and if they can be asserted by Glaxo to be infringed by ABX-EGF, then we may need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, our commercialization of ABX-EGF could be impeded in any territories in which these patents were in force.

Genentech owns a U.S. patent that relates to inhibiting the growth of tumor cells involving an anti-EGF receptor antibody in combination with a cytotoxic factor. If the claims of the patent are valid, we may be required to obtain a license to Genentech's patent to label and sell ABX-EGF for some or all such combination indications. Should a license be denied or unavailable on commercially reasonable terms, our commercialization of ABX-EGF could be impeded in the United States.

ImClone Systems, Inc. has announced that the United States Patent and Trademark Office has issued a notice of allowability of a patent covering a composition of matter of any EGFr monoclonal antibody that inhibits the binding of EGF to its receptor in combination with any anti-neoplastic agent, as well as the therapeutic use of such combinations. In addition, other third parties have or may receive other patents relating to EGFr monoclonal antibodies, their manufacture or their use. The scope and validity of any such patent may materially impede our planned activities.

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

If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially harm our business, financial condition and results of operations.

Risks Related to our Industry

We face intense competition and rapid technological change.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as us or our customers. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc., Medarex's joint venture partner, Kirin Brewing Co., Ltd., Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp. and Protein Design Labs market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., Medarex, AstraZeneca and OSI Pharmaceuticals, Inc., have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

Many of these companies and institutions, either alone or together with their customers, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their customers, have significantly greater experience than we do in:

    - developing products;

    - undertaking pre-clinical testing and human clinical trials; and

    - obtaining FDA and other regulatory approvals of products.

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

    - new small molecules; or

    - other classes of therapeutic agents.

Developments by competitors may render our product candidates or technologies obsolete or non-competitive. We face and will continue to face intense competition from other companies for agreements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their customers, may succeed in developing technologies or products that are more effective than ours.

We face uncertainty over reimbursement and healthcare reform.

In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially harmed.

Other Risks Related to our Company

We acquired immgenics pharmaceuticals inc., a Vancouver-based biotechnology company in November 2000. we may experience difficulty in the integration of this acquisition, or any future acquisition, with the operations of our business.

In early November, we acquired all of the voting stock of ImmGenics Pharmaceuticals Inc., a Canadian biotechnology company that develops and intends to commercialize antibody-based therapeutic and diagnostic products for the treatment and diagnosis of a variety of diseases, for an aggregate consideration of approximately $77.5 million payable in a special class of ImmGenics non-voting shares that may be exchanged into our common stock.

We have a limited history of operating the business of our company and ImmGenics on a consolidated basis, and we have no experience operating a business outside of the United States. We may have difficulty integrating ImmGenics' research and development operations with our own. Difficulty managing the integration of ImmGenics could result from many factors, some of which are beyond our control, including the following:

    - the geographic distance between our Fremont, California headquarters and our acquired Vancouver, British Columbia office;

    - potential differences in research and development protocols between ImmGenics and ourselves; and

    - the potential loss of personnel from our acquired operations.

In the future, we may from time to time seek to expand our business through additional corporate acquisitions. Our acquisition of companies and businesses and expansion of operations, including the recent acquisition of ImmGenics, involve risks such as the following:

    - the potential inability to identify target companies best suited to our business plan;

    - the potential inability to successfully integrate acquired operations and businesses and to realize anticipated synergies, economies of scale or other expected value;

    - incurrence of expenses attendant to transactions that may or may not be consummated; and

    - difficulties in managing and coordinating operations at multiple venues, which, among other things, could divert our management's attention from other important business matters.

In addition, our acquisition of companies and businesses and expansion of operations, including the recent acquisition of ImmGenics, may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

We depend on key personnel and must continue to attract and retain key employees and consultants.

We are highly dependent on the principal members of our scientific and management staff. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially harmed.

In addition, we rely on members of our Scientific Advisory Board and other consultants to assist us in formulating our research and development strategy. All of our consultants and the members of our Scientific Advisory Board are employed by other entities. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us. If we lose the services of these advisors, the achievement of our development objectives may be impeded. Such impediments may materially harm our business, financial condition and results of operations.

We have implemented a stockholder rights plan and are subject to other anti-takeover provisions.

In June 1999, our board of directors adopted a stockholder rights plan, which was amended in November 1999. The stockholder rights plan provides for a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $120.00. Each right will become exercisable following the tenth day after a person or group, other than Cell Genesys or its affiliates, successors or assigns, announces an acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned 11.89% of our outstanding common stock as of September 30, 2000, each right will become exercisable following the tenth day after it announces the acquisition of more than 25% of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of more than 25% of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more, or in the case of Cell Genesys, or its affiliates, successors or assigns, more than 25%, of our common stock.

The stockholder rights plan and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws allow us to:

    - issue preferred stock without any vote or further action by the stockholders;

    - eliminate the right of stockholders to act by written consent without a meeting;

    - specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings; and

    - eliminate cumulative voting in the election of directors.

We are subject to certain provisions of Delaware law which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We face product liability risks and may not be able to obtain adequate insurance.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials, and insurance coverage limits are $5.0 million per occurrence and $5.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

Our operations involve hazardous materials.

Our research and manufacturing activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially harm our business, financial condition and results of operations.

We do not intend to pay cash dividends on our common stock.

We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Our stock price is highly volatile.

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between September 30, 1999 and September 30, 2000, our common stock closed as high as $99.75 per share and as low as $9.32 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

    - public concern as to the safety and efficacy of our products; and

    - general market conditions.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short term securities and maintain an average maturity of one year or less. A hypothetical 1.0% per annum increase in interest rates would result in an approximate $1.0 million decrease in the fair value of our debt securities, classified as available-for-sale securities, at September 30, 2000.

The Company is exposed to equity price risk on strategic investments in CuraGen Corporation and Immunogen. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Assuming a 10% adverse change in the market price of the CuraGen and Immunogen stock, the fair value of these equity investments would decrease in value by approximately $7,163,900, based upon the value of the stock as of September 30, 2000. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II

ITEM 1 - Legal Proceedings

Not applicable.

ITEM 2 - Changes in Securities and Use of Proceeds

Changes in Securities

On August 23, 2000, our stockholders approved an amendment to our certificate of incorporation to increase our number of authorized shares from 100,000,000 to 220,000,000 shares. The amendment became effective on August 25, 2000, the date that we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 3 - Defaults upon Senior Securities

Not applicable.

ITEM 4 - Submission of Matters to Vote of Security Holders

A special meeting of stockholders was held on August 23, 2000. A description of the matter and tabulation of votes follows:

      1. To amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 to 220,000,000 shares:

                                   Votes
                     ----------------------------------
                         For        Against    Abstain
                     ------------  ----------  --------
                      66,917,976   2,720,675         0

                  There were no broker nonvotes.

ITEM 5 - Other Information

ACQUISITION OF IMMGENICS PHARMACEUTICALS INC.

On November 3, 2000, we completed the acquisition of ImmGenics Pharmaceuticals Inc. by acquiring all of its voting securities through a wholly-owned subsidiary incorporated in the province of Nova Scotia, Canada, for the sole purpose of this acquisition, for an aggregate consideration of approximately $77.5 million payable in shares exchangeable into our common stock. The amount of consideration paid was determined in an arms-length negotiation between the parties. At closing, former stockholders of ImmGenics were issued non-voting special shares of ImmGenics on a one-for-one basis and former option holders of ImmGenics were issued options to purchase our common stock. These special non-voting special shares will be exchangeable into the number of shares of our common stock determined by an exchange ratio based on the five-day average of the closing trading price of our common stock immediately preceding the effective date of the registration statement covering the common stock issuable upon the exchange. We have undertaken to file a registration statement to cover our common stock issuable upon the exchange by former ImmGenics securityholders of their special shares of ImmGenics and the exercise of the options by former ImmGenics option holders.

ImmGenics is a Vancouver-based biotechnology company founded in 1993 and has developed a proprietary technology which may increase the effectiveness and speed of antibody product discovery efforts. ImmGenics' technology involves screening antibodies directly from antibody-producing B cells rather than from hybridoma cell lines. This technology provides a larger pool of candidates than are available with traditional hybridoma technology. ImmGenics' technology provides access to the complete immune response for the identification of antibodies with the desired functional properties and highest affinities.

The foregoing descriptions of the acquisition are qualified in their entirety to the texts of the agreements we entered into in connection with the acquisition, copies of which are attached hereto as exhibits.

The financial statements and pro forma financial information filed herewith are as follows:

                                AUDITORS' REPORT

To the Directors of
IMMGENICS PHARMACEUTICALS INC.

    We have audited the balance sheets of IMMGENICS PHARMACEUTICALS INC. as at August 31, 2000 and 1999 and the statements of loss and deficit and cash flows for each of the years in the three year period ended August 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at August 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended August 31, 2000 in accordance with accounting principles generally accepted in Canada. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

                                          /s/ ERNST & YOUNG LLP
                                          Chartered Accountants

Vancouver, Canada

October 6, 2000

                         IMMGENICS PHARMACEUTICALS INC.
                Incorporated under the laws of British Columbia

                                 BALANCE SHEETS

                             (IN CANADIAN DOLLARS)

                                                                   AS AT AUGUST 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
CURRENT
Cash and cash equivalents...................................  $ 3,358,790   $   486,699
Short-term investments......................................    6,526,357     1,932,627
Accounts receivable.........................................       74,908        33,640
Investment tax credit receivable............................    1,152,925       680,659
Prepaid expenses............................................       21,515        16,653
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................   11,134,495     3,150,278
                                                              -----------   -----------
Capital assets [NOTE 4].....................................      774,422       682,483
Technology license [NOTE 5].................................       10,357        26,177
                                                              -----------   -----------
                                                              $11,919,274   $ 3,858,938
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities....................      796,047       441,417
Convertible debenture, current portion [NOTE 6].............      709,388            --
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    1,505,435       441,417
                                                              -----------   -----------
Convertible debenture [NOTE 6]..............................           --       579,046
                                                              -----------   -----------
TOTAL LIABILITIES...........................................    1,505,435     1,020,463
                                                              -----------   -----------
Commitments [NOTE 9]
SHAREHOLDERS' EQUITY
Share capital [NOTE 7]
  Common shares.............................................    2,906,680     1,333,346
  Class A preferred shares..................................    3,706,988     3,704,010
  Class B preferred shares..................................    3,616,353            --
Contributed surplus.........................................    5,442,229       313,264
Deficit.....................................................   (5,258,411)   (2,512,145)
                                                              -----------   -----------
TOTAL SHAREHOLDERS' EQUITY..................................   10,413,839     2,838,475
                                                              -----------   -----------
                                                              $11,919,274   $ 3,858,938
                                                              ===========   ===========

                             See accompanying notes

                         IMMGENICS PHARMACEUTICALS INC.

                         STATEMENTS OF LOSS AND DEFICIT

                             (IN CANADIAN DOLLARS)

                                                                  YEAR ENDED AUGUST 31
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
REVENUE
Contract research income...............................  $   153,461   $   101,366   $        --
Government grants......................................       36,650         7,200        28,268
Interest income........................................      256,843        81,135         8,961
                                                         -----------   -----------   -----------
                                                             446,954       189,701        37,229
                                                         -----------   -----------   -----------

EXPENSES
Research and development [NOTE 12].....................    1,583,471       817,824       275,569
General and administrative [NOTE 13]...................    1,175,888       593,880       210,064
Other expenses [NOTE 8]................................      277,369            --            --
Accretion of convertible debt [NOTE 6].................      156,492       130,410            --
                                                         -----------   -----------   -----------
                                                           3,193,220     1,542,114       485,633
                                                         -----------   -----------   -----------
LOSS FOR THE YEAR......................................   (2,746,266)   (1,352,413)     (448,404)

Deficit, beginning of year.............................   (2,512,145)   (1,159,732)     (711,328)
                                                         -----------   -----------   -----------
DEFICIT, END OF YEAR...................................  $(5,258,411)  $(2,512,145)  $(1,159,732)
                                                         ===========   ===========   ===========

                             See accompanying notes

                         IMMGENICS PHARMACEUTICALS INC.

                            STATEMENTS OF CASH FLOWS

                             (IN CANADIAN DOLLARS)

                                                                  YEAR ENDED AUGUST 31
                                                          -------------------------------------
                                                             2000          1999         1998
                                                          -----------   -----------   ---------
OPERATING ACTIVITIES
Loss for the year.......................................  $(2,746,266)  $(1,352,413)  $(448,404)
Items not involving cash:
  Amortization..........................................      238,764       121,140      11,223
  Unrealized foreign exchange gain......................      (26,150)           --          --
  Accretion of convertible debt.........................      156,492       130,410          --
  Net change in non-cash working capital items relating
    to operations:
  Accounts receivable...................................      (41,268)      (29,355)     (4,285)
  Investment tax credit receivable......................     (442,266)     (479,538)    (13,900)
  Prepaid expenses......................................       (4,862)      (10,373)      6,278
  Accounts payable and accrued liabilities..............      253,122       225,389     103,084
                                                          -----------   -----------   ---------
CASH USED IN OPERATING ACTIVITIES.......................   (2,612,434)   (1,394,740)   (346,004)
                                                          -----------   -----------   ---------

INVESTING ACTIVITIES
Acquisition of capital assets...........................     (243,375)     (842,032)     (4,429)
Funds from (purchase of) short-term investments.........   (4,593,730)   (1,796,799)    392,913
Other...................................................           --            --     (21,682)
                                                          -----------   -----------   ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........   (4,837,105)   (2,638,831)    366,802
                                                          -----------   -----------   ---------

FINANCING ACTIVITIES
Issuance of Common shares, net of issue costs...........    1,573,334            --          --
Issuance of preferred shares, net of issue costs........    8,748,296     3,704,010          --
Issuance of convertible debenture.......................           --       761,900          --
                                                          -----------   -----------   ---------
CASH PROVIDED BY FINANCING ACTIVITIES...................   10,321,630     4,465,910          --
                                                          -----------   -----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS FOR THE
  YEAR..................................................    2,872,091       432,339      20,798
Cash and cash equivalents, beginning of year............      486,699        54,360      33,562
                                                          -----------   -----------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..................  $ 3,358,790   $   486,699   $  54,360
                                                          ===========   ===========   =========

                             See accompanying notes

                         IMMGENICS PHARMACEUTICALS INC.

                         NOTES TO FINANCIAL STATEMENTS

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

1. DESCRIPTION OF BUSINESS

    ImmGenics Pharmaceuticals Inc. (the "Company") was incorporated on June 10, 1993 under the laws of the Province of British Columbia. The Company conducts research and development relating to methods for the generation of monoclonal antibodies or proteins.

    The Company has devoted a substantial part of its efforts towards raising capital, research and development of the Company's products. To date the Company has not earned significant revenue and is considered to be in the development stage. Accordingly, the Company will require for the foreseeable future, ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying values.

2. SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 15.

    Because a precise determination of many assets and liabilities depends on future events, the preparation of financial statements necessarily involves the use of management's estimates and approximations. Actual results could differ from those estimates. A summary of significant accounting policies are as follows:

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value. Included in cash and cash equivalents are amounts denominated in U.S. dollars totalling $1,856,553.

SHORT-TERM INVESTMENTS

    Short-term investments, which comprise of U.S. and Canadian money market funds, corporate bonds and treasury bills with maturities to May 24, 2001 and average interest rates of 6.2% [1999 - 4.94%] are recorded at the lower of amortized cost and market. The carrying value of these instruments approximates their market value. Included in short term investments are investments denominated in U.S. dollars totalling $3,923,111.

RESEARCH AND DEVELOPMENT COSTS

    Research costs are expensed in the year incurred. Development costs are expensed in the year incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No development costs have been deferred to date.

TECHNOLOGY LICENSE

    The costs of acquiring technology are capitalized at cost and amortized on a straight line basis over a period of five years.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Management reviews the intellectual property for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management measures any potential impairment by comparing the carrying value to the undiscounted amounts of expected future cash flows.

CAPITAL ASSETS

    Capital assets are recorded at acquisition cost less accumulated amortization and related investment tax credits. Amortization has been provided over the estimated useful lives of the assets using the following methods:

Computer equipment...................  30% declining balance
Computer software....................  2 years straight line
Research equipment...................  5 years straight line
Furniture and equipment..............  20%-30% declining balance
Leasehold improvements...............  Term of lease

FINANCIAL INSTRUMENTS

    The fair values of the financial instruments, including cash and cash equivalents, accounts receivable, investment tax credit receivable, and accounts payable and accrued liabilities, approximate their carrying values due to their short term nature. Short-term investments are carried at cost plus accrued interest, which approximates market values. The fair value of the convertible debenture has been determined using the discounted cash flows model [note 6].

INVESTMENT TAX CREDITS

    The benefits of investment tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made providing there is reasonable assurance of recoverability. The investment tax credit reduces the carrying cost of expenditures and capital assets related to research and development. As a Canadian controlled private corporation the Company has been eligible for refundable investment tax credits. In the event the Company is no longer a Canadian controlled private corporation, it will qualify for investment tax credits as a reduction of taxes payable.

DEBT AND EQUITY

    The Company has chosen to present debt and equity in accordance with their legal form, in accordance with the provisions for private companies permitted in CICA Section 3860 "FINANCIAL INSTRUMENTS--DISCLOSURE AND PRESENTATION."

REVENUE RECOGNITION

    Contract research income and research related government grants are non-refundable and recorded as revenue in the year the related research expenditures are incurred pursuant to the terms of the agreements.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    Cash and other monetary assets and liabilities representing amounts owing to or by the Company have been translated into Canadian dollars at the rate of exchange prevailing at year end. Other assets and liabilities and revenues and expenses are translated at the rate prevailing when they were acquired or incurred.

    Exchange gains and losses resulting from the translation of foreign currency transactions are included in the determination of loss for the year, except for long-term monetary items which are deferred and amortized into income.

FUTURE INCOME TAXES

    Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in rates is included in earnings in the period that includes the enactment date. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

STOCK BASED COMPENSATION

    The Company grants stock options to executive officers and directors, employees and consultants pursuant to a stock option plan described in note 7(d). No compensation expense is recognized for these plans when Common shares or stock options are issued. Any consideration received on exercise of stock options is credited to share capital.

3. CHANGE IN ACCOUNTING PRINCIPLE

    Effective September 1, 1999, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants with respect to accounting for income taxes under the liability method. The change has been applied retroactively and, as permitted the comparative financial statements have not been restated. The change in accounting policy did not result in any adjustment in the current year or to opening deficit. Before the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

4. CAPITAL ASSETS

                                                          ACCUMULATED    NET BOOK
                                                COST      AMORTIZATION    VALUE
                                             ----------   ------------   --------
AUGUST 31, 2000
Computer equipment.........................  $   90,271      $ 27,086    $ 63,185
Computer software..........................       8,076         4,170       3,906
Research equipment.........................     756,221       187,544     568,677
Furniture and equipment....................     181,919        51,700     130,219
Leasehold improvements.....................      70,151        61,716       8,435
                                             ----------      --------    --------
                                             $1,106,638      $332,216    $774,422
                                             ==========      ========    ========

AUGUST 31, 1999
Computer equipment.........................      50,016         8,632      41,384
Computer software..........................       4,302         1,076       3,226
Research equipment.........................     558,270        55,827     502,443
Furniture and equipment....................     138,656        17,096     121,560
Leasehold improvements.....................      40,511        26,641      13,870
                                             ----------      --------    --------
                                             $  791,755      $109,272    $682,483
                                             ==========      ========    ========

    Capital assets are recorded net of investment tax credits recorded during the year ended August 31, 2000 of $30,000 [1999--$76,387].

5. TECHNOLOGY LICENSE

                                                            2000       1999
                                                          --------   --------
Technology license, cost................................  $ 79,098   $ 79,098
Accumulated amortization................................   (68,741)   (52,921)
                                                          --------   --------
                                                          $ 10,357   $ 26,177
                                                          ========   ========

6. CONVERTIBLE DEBENTURE

    Pursuant to an investment agreement, during the year ended August 31, 1999, the Company issued a US $500,000 interest free convertible debenture together with 200,000 warrants entitling the holder to purchase 200,000 Class A preferred shares at an exercise price of US $0.01 per share. During the year ended
August 31, 2000, the repayment terms of the debenture were amended by the inclusion of an additional event requiring repayment [see (iii) below]. The debenture is repayable at the earliest of (i) November 4, 2000 (ii) the date the Company completes an Initial Public Offering of its Common shares or (iii) the date the Company completes a merger, amalgamation, arrangement, compromise, or takeover bid, (the "Expiry Date"). The debenture is convertible at the option of the holder into either Class A preferred shares or Class A preferred share purchase warrants at a conversion rate of US

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

6. CONVERTIBLE DEBENTURE (CONTINUED)
$1.4552 per share or warrant, subject to adjustments from time to time to reflect the capital reorganizations and share issuances, up until the Expiry Date. Each Class A preferred share purchase warrant entitles the holder to purchase until the Expiry Date one Class A preferred share at a price of US $0.01 per share. At August 31, 2000 the fair market value of the convertible debenture is approximately $725,000 [August 31, 1999--$690,000].

    Accordingly, for accounting purposes the Company has segregated the convertible debenture into two component parts; a liability component of $448,636 and an equity component reflected in contributed surplus representing the share purchase warrants of $313,264. The issue discount on the liability component is amortized to income over the term of the convertible debenture.

    During the year ended August 31, 2000, the 200,000 share purchase warrants were exercised for gross proceeds of $2,978 (US $2,000). Concurrently with the issuance of the convertible debenture, the convertible debenture holder was issued a right to acquire an additional 200,000 warrants in the event the Company failed to complete an equity financing of a certain dollar amount, or additional warrants to acquire up to 30% of the outstanding share capital in the event certain milestones were not achieved. Pursuant to the issuance of the Class B preferred shares the Company amended the investment agreement to terminate this requirement to issue an additional 200,000 warrants.

7. SHARE CAPITAL

[a] AUTHORIZED

    100,000,000 Common shares without par value
    100,000,000 Class A preferred shares without par value
    100,000,000 Class B preferred shares with a par value of $1 each

    During the year ended August 31, 2000, the authorized capital was increased by the creation of 100,000,000 Class B preferred shares with a par value of $1 each.

[b] RIGHTS

CLASS A PREFERRED SHARES

    The Class A preferred shares are voting and entitled to non-cumulative dividends of US $0.14552 per share after payment of dividends on the Class B preferred shares. The Class A preferred shares are convertible into Common shares at the holder's option on a one-for-one basis, subject to an adjustment to reflect capital reorganizations and share issuances. Mandatory conversion on the same basis as above, of the Class A preferred shares will occur at the time the Company completes an underwritten public offering of Common shares raising net proceeds to the Company of at least $15,000,000 at a minimum share price of $7.00 per Common share on a specified stock exchange or upon completion of a merger, amalgamation, arrangement, compromise, or takeover bid or any other transaction resulting in the sale or liquidation of substantially all of the assets of the Company.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

7. SHARE CAPITAL (CONTINUED)

    In the event of any liquidation, dissolution or winding up of the Company, the holders of Class A preferred shares will be entitled to receive, after the payment of US $1.65913 per Class B preferred share plus any declared and unpaid dividends on the Class B preferred shares, but in preference to holders of Common shares, their paid-in amount plus any declared and unpaid dividends.

    During the year ended August 31, 2000, in conjuction with the issuance of the Class B preferred shares, the Company amended certain terms of the rights and restrictions of the Class A preferred shares to remove the right by the shareholders to require the Company to redeem all or any part of such Class A Preferred shares.

CLASS B PREFERRED SHARES

    The Class B preferred shares are voting and entitled to non-cumulative dividends of US $0.165913 per share in preference and priority to any payment of dividends on the Class A preferred shares and Common shares. The Class B preferred shares are convertible into Common shares at the holder's option on a one-for-one basis, subject to an adjustment from time to time to reflect capital reorganizations and share issuance. Mandatory conversion of the Class B preferred shares will occur at the time the Company completes an underwritten public offering of Common shares raising net proceeds to the Company of at least $15,000,000 at a minimum share price of $7.00 per Common share on a specified stock exchange, or upon completion of a merger, amalgamation, arrangement, compromise, or takeover bid resulting in the sale or liquidation of substantially all of the assets of the Company.

    In the event of any liquidation, dissolution or winding up of the Company, the holders of the Class B preferred shares will be entitled to receive, in preference to the Class A preferred and holders of Common shares, their paid-in amount plus any declared and unpaid dividends.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

7. SHARE CAPITAL (CONTINUED)
[c] ISSUED AND OUTSTANDING

                                                               NUMBER       AMOUNT
                                                              ---------   ----------
COMMON SHARES
BALANCE, AUGUST 31, 1997 AND 1998...........................  6,807,566   $1,287,113
Issued for technology license [NOTE 7(e)]...................     18,654       46,233
Issued pursuant to anti-dilution agreements [NOTE 7(f)].....    122,696           --
Issued pursuant to an amending agreement [NOTE 7(f)]........     10,000           --
                                                              ---------   ----------
BALANCE, AUGUST 31, 1999....................................  6,958,916    1,333,346
Issued for cash pursuant to private placements..............    506,794    1,608,300
Issued for cash on exercise of stock options [NOTE 7(d)]....    226,600        3,575
Issued pursuant to anti-dilution agreements [NOTE 7(f)].....    144,227           --
Share issue costs...........................................         --      (38,541)
                                                              ---------   ----------
Balance, August 31, 2000....................................  7,836,537   $2,906,680
                                                              =========   ==========

                                                               NUMBER       AMOUNT
                                                              ---------   ----------
CLASS A PREFERRED SHARES
BALANCE, AUGUST 31, 1998....................................         --   $       --
Issued for cash pursuant to private placement...............  1,718,000    3,764,010
Share issue costs...........................................         --      (60,000)
                                                              ---------   ----------
BALANCE, AUGUST 31, 1999....................................  1,718,000    3,704,010
Issued for cash on exercise of warrants [NOTE 6]............    200,000        2,978
                                                              ---------   ----------
BALANCE, AUGUST 31, 2000....................................  1,918,000   $3,706,988
                                                              =========   ==========

                                                               NUMBER       AMOUNT
                                                              ---------   ----------
CLASS B PREFERRED SHARES
BALANCE, AUGUST 31, 1999....................................         --   $       --
Issued for cash pursuant to private placement...............  3,616,353    3,616,353
                                                              ---------   ----------
BALANCE, AUGUST 31, 2000....................................  3,616,353   $3,616,353
                                                              =========   ==========

    The excess of the net proceeds over par value from the issuance of the Class B preferred shares during the year ended August 31, 2000 of $5,128,965 has been credited to contributed surplus. Share issue costs amounting to $188,682 have been charged to contributed surplus.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

7. SHARE CAPITAL (CONTINUED)
[d] STOCK OPTIONS

    Options are granted to executive officers and directors, employees and consultants by way of discretionary grants approved by the board of directors, and are allocated pursuant to a Stock Option Plan (1996), for which 1,900,000 common shares have been reserved for issuance.

                                                      NUMBER OF        WEIGHTED
                                                      OPTIONED         AVERAGE
                                                    COMMON SHARES   EXERCISE PRICE
                                                    -------------   --------------
BALANCE, AUGUST 31, 1997 AND 1998.................      659,000          $1.05
Options granted...................................      361,700           2.22
                                                      ---------          -----
BALANCE, AUGUST 31, 1999..........................    1,020,700           1.46
Options granted...................................      559,900           2.47
Options exercised.................................       (1,600)          2.22
Options forfeited.................................      (26,000)          2.22
                                                      ---------          -----
BALANCE, AUGUST 31, 2000..........................    1,553,000          $1.81
                                                      =========          =====

    At August 31, 2000 there are 1,553,000 [1999 - 1,020,700] stock options outstanding pursuant to the Stock Option Plan (1996) as follows:

                                                             NUMBER        NUMBER
                                                           OUTSTANDING   EXERCISABLE
                                                EXERCISE   AUGUST 31,    AUGUST 31,
EXPIRY DATE                                      PRICE        2000          2000
-----------                                     --------   -----------   -----------
March 27, 2006................................   $1.05        609,000       609,000
January 7, 2009...............................    2.22         25,600        25,600
February 25, 2009.............................    2.22        100,000       100,000
March 29, 2009................................    2.22        200,000       200,000
June 9, 2009..................................    1.05         50,000        50,000
June 9, 2009..................................    2.22          8,500         8,500
September 17, 2009............................    2.22          3,600         3,600
February 24, 2010.............................    2.55          2,600         2,600
July 13, 2010.................................    2.47        553,700        71,000
                                                            ---------     ---------
                                                            1,553,000     1,070,300
                                                            =========     =========

    During the year ended August 31, 2000, the Company extended the expiry date for 500,300 stock options with exercise prices ranging from $1.05 to $2.55 and expiry dates from March 27, 2001 to March 27, 2006, by an additional 5 years. The revised expiry dates are reflected in the above table.

    In addition, during the year ended August 31, 2000 the Company granted 600,000 stock options to purchase Common shares to an officer of the Company with an exercise price of $0.0001 and expiry date of November 1, 2004, outside of the Stock Option Plan (1996). 150,000 options vested upon granting of the stock options and 9,375 options vest monthly thereafter. As at August 31, 2000, 375,000 options remain outstanding of which 9,375 are exercisable.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

7. SHARE CAPITAL (CONTINUED)
    At the time a director, officer or employee ceases to be a director, officer or employee of the Company, any unexercised share purchase options held by them will expire within 30 days.

[e] COMMITMENT TO ISSUE SHARES

    Pursuant to a license agreement dated May 9, 1994 the Company was obligated to issue to the licensor Common shares equal to 1.5% of shares issued until the aggregate value of the consideration received from share issuances reached
$3 million. At August 31, 1998 the Company was obligated to issue 6,805 Common shares at a deemed value of $19,928. During the year ended August 31, 1999 the Company issued the 6,805 Common shares and a further 11,849 Common shares at a deemed value of $26,305 in respect of its obligation under the license agreement, which have been capitalized as costs of the technology license
[note 5]. No further shares are required to be issued pursuant to the agreement.

[f] DILUTION

    In October 1998, the Company entered into anti-dilution and amending agreements with holders of 116,666 and 100,000 common shares, such that in the event the Company issues common or Class A preferred shares of the Company for less than $3.00 and $4.00 per share respectively, prior to an initial public offering, the shareholders would receive additional common shares equal to the original issuance proceeds divided by the subsequent issue price less the original number of common shares issued. Pursuant to the issuance of Class A preferred shares during the year ended August 31, 1999, the Company issued 122,696 common shares to fulfill its obligation under these agreements. As a result of the issuance of these anti-dilution shares, the effective share price for the shares mentioned above is $2.21 per share. Also, the holder of 6,666 of the total 116,666 common shares lost any further anti-dilution rights after the issuance of the dilutive Class A shares.

    Pursuant to a private placement agreement dated April 1997, the Company issued a further 10,000 Common shares during the year ended August 31, 1999, to fulfill its obligation under this agreement. The agreement provided that the Company would issue these shares to the subscriber if within eighteen months of closing of the offering the Company could not obtain a receipt for a preliminary prospectus. No further shares are issuable under this agreement.

    In November 1999, the Company entered into an anti-dilution agreement with individuals who acquired 457,069 Common shares, through private placements in 1999 such that in the event the Company issues any class of common shares of the Company for less than $3.25 per share, the shareholders would receive additional Common shares equal to the original issuance proceeds divided by the subsequent issue price less the original number of Common shares issued. Pursuant to the issuance of Class B preferred shares during the year ended August 31, 2000, the Company issued 144,227 Common shares to fulfill its obligation under this agreement. No further shares are issuable under this agreement.

8. OTHER EXPENSES

    Direct and incremental costs incurred in respect of the proposed sale of the Company [note 16] have been expensed as other expenses.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

9. COMMITMENTS

[i] The Company has entered into rental agreements for laboratory and office space which extend to June 30, 2001. The future minimum payments under these leases are $202,087.

[ii] The Company entered into an agreement related to the sale of the Company
    [see note 16] in August 2000. Pursuant to the agreement the Company paid a fee of US $50,000 and is required to pay additional fees of US $350,000, plus a transaction fee equal to a percentage of the consideration for the sale of the business subject to a minimum of US $1 million. The agreement expires in August 2001.

[iii] The Company entered into a purchase agreement with a supplier for research equipment in October 2000. Pursuant to the agreement the Company is committed to pay approximately $440,000 (US $300,000).

10. RELATED PARTY TRANSACTIONS

    During the year ended August 31, 2000, the Company paid consulting fees of $5,518 [1999--$nil; 1998--$24,500] to directors of the Company.

11. INCOME TAXES

    As at August 31, 2000 the Company has non-capital loss carryforwards available to reduce taxable income that expire as follows:

2002........................................................  $   42,000
2003........................................................      27,000
2004........................................................     122,000
2005........................................................     200,000
2006........................................................     395,000
2007........................................................   1,276,000
                                                              ----------
                                                              $2,062,000
                                                              ==========

    In addition, the Company has scientific research and experimental development expenditures of approximately $3,688,000 available for carryforward indefinitely and unclaimed investment tax credits of $167,000 which may be used to reduce future taxable income and income taxes, respectively, otherwise payable. However, as a result of the potential acquisition of the Company subsequent to year end [note 16(a)], the non-capital losses, any unclaimed investment tax credits and scientific research and experimental development expenditures noted above will be restricted by Canadian tax law and may not be available for use in future years.

    The potential income tax benefits relating to these loss carryforwards, temporary differences and tax credits have not been recognized in the accounts as their realization did not meet the requirements of "more likely than not" under the liability method of tax allocation. In prior periods the Company had concluded the realization of the loss carryforwards and tax credits under the deferral method of tax allocation did not meet the virtual certainty and reasonable assurance test. Accordingly, no future tax assets have been recognized as at August 31, 2000 and September 1, 1999.

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

12. RESEARCH AND DEVELOPMENT EXPENSES

                                               2000         1999        1998
                                            ----------   ----------   ---------
Salaries and benefits.....................  $  991,062   $  502,894   $      --
Contract research agreements..............          --      283,939     384,651
Laboratory supplies.......................     835,770      294,201          --
Consulting................................      90,465      125,561          --
Patent costs..............................      88,008       10,792       5,093
Amortization..............................     145,166       79,975      10,559
                                            ----------   ----------   ---------
                                             2,150,471    1,297,362     400,303
Less: investment tax credits..............    (567,000)    (479,538)   (124,734)
                                            ----------   ----------   ---------
                                            $1,583,471   $  817,824   $ 275,569
                                            ==========   ==========   =========

13. GENERAL AND ADMINISTRATIVE EXPENSES

                                                 2000        1999       1998
                                              ----------   --------   --------
Salaries and benefits.......................  $  286,832   $126,667   $     --
Rent........................................     187,135    135,577     85,899
Professional fees...........................      68,908     69,309     66,000
Legal fees..................................      90,443     74,675     29,185
Office and miscellaneous....................     190,139     94,764     23,175
Foreign exchange loss.......................      91,463         --         --
Travel and meetings.........................     167,370     51,723      5,141
Amortization................................      93,598     41,165        664
                                              ----------   --------   --------
                                              $1,175,888   $593,880   $210,064
                                              ==========   ========   ========

14. SEGMENT DISCLOSURES AND MAJOR CUSTOMERS

    The Company operates in one business segment with all of its assets and operations located in Canada. All of the Company's revenues are generated in Canada. During the years ended August 31, 2000 and 1999 all contract research income was earned from one customer in the United States. As a result of this contract, 59% [19%--1999] of total receivables is due from this one customer.

15. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

    The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which, as applied in these financial statements, conform in

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

15. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED) all material respects to those accounting principles generally accepted in the United States ("US GAAP"), except as follows:

[a] STOCK-BASED COMPENSATION

    For reconciliation purposes to US GAAP, the Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the year ended August 31, 2000, $578,883 [1999 and 1998--$nil] in compensation expense would be recognized for employee stock options granted below the fair price of the underlying stock on the date of grant. The Company would recognize additional compensation expense over future vesting periods of $903,057.

    On July 13, 2000, the expiry dates for certain fully vested stock options were extended by an additional five years. Under FASB Interpretation No. 44 to APB 25, compensation expense equal to the excess intrinsic value of the award on the date of the modification over the original intrinsic value of the award is recognized at the date of modification. During the year ended August 31, 2000 $305,167 in compensation expense would be recognized.

    Under US GAAP, stock based compensation to non-employees must be recorded at the fair value of options granted. This compensation, determined using an option pricing model, is expensed over the vesting periods of each option grant. For purposes of reconciliation to US GAAP, all options are vested as at year end, thus the total compensation expense in the current year is $172,000 [1999 and 1998--nil].

[b] TECHNOLOGY LICENSE

    Under US GAAP, amounts paid for a technology license used solely in research and development activities and with no alternative future use, would be expensed.

[c] FINANCIAL INSTRUMENTS

[i] Under US GAAP, the Company's Class A retractable preferred shares would be considered mezzanine equity in 1999 and accordingly would be shown outside of shareholders' equity. With the amendment to the rights and restrictions of these shares in 2000, they would be reclassified into shareholders' equity under US GAAP.

[d] RECENT PRONOUNCEMENTS

[i]  The United States Securities and Exchange Commission has issued Staff
    Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB101). This pronouncement is effective for the Company's year ending August 31, 2001. The Company has not yet determined the impact of SAB101 on its financial statements and its current revenue recognition policies.

[ii] The Financial Accounting Standards Board has issued Statement of Financial
    Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133), as

                         IMMGENICS PHARMACEUTICALS INC.

                                AUGUST 31, 2000

                             (IN CANADIAN DOLLARS)

15. RECONCILIATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED) amended by SFAS 138. SFAS 133 will be effective for the Company's
    August 31, 2001 year end. The Company has not determined the impact, if any, of this pronouncement on its financial statements.

[e] SUMMARY OF EFFECT ON FINANCIAL STATEMENTS

    The impact of significant US GAAP variations on the Balance Sheets are as follows:

                                                                 2000          1999
                                                              -----------   -----------
Technology license..........................................  $        --   $        --
Total assets................................................   11,908,917     3,832,761
Mezzanine equity, Class A preferred shares..................           --     3,704,010
Share capital...............................................   16,728,300     1,646,610
Deficit.....................................................   (6,324,818)   (2,538,322)

    The impact of significant US GAAP variations on the Statements of Loss are as follows:

                                                              2000          1999         1998
                                                           -----------   -----------   ---------
Loss for the year, Canadian GAAP.........................  $ 2,746,266   $(1,352,413)  $(448,404)
Adjustment for stock based compensation
  --non-employees........................................     (172,000)           --          --
  --employees intrinsic value............................     (578,883)           --          --
  --employees extension of expiry date...................     (305,167)           --          --
Adjustment for technology license expense................       15,820       (13,774)     10,559
                                                           -----------   -----------   ---------
Loss and comprehensive loss for the year, US GAAP........  $(3,786,496)  $(1,366,187)  $(437,845)
                                                           ===========   ===========   =========

16. SUBSEQUENT EVENTS

    The following events occurred subsequent to August 31, 2000:

[a] The Company has entered into an Acquisition Agreement with Abgenix, Inc.
    dated September 25, 2000 (the "Acquisition"). The Acquisition will be carried out under a Plan of Arrangement whereby Abgenix, Inc. will effectively exchange approximately US $77 million of Abgenix common stock for all outstanding Common shares and securities convertible into Common shares of the Company. The Plan of Arrangement is subject to the approval of the Company's shareholders and court approval.

[b] On September 19, 2000, the Company granted options to acquire 59,000 Common shares with an exercise price of $2.47 per share and an expiry date of September 19, 2010.

   UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS OF ABGENIX AND
                                   IMMGENICS

    The merger of Abgenix and ImmGenics closed on November 6, 2000. The following unaudited pro forma condensed combined financial statements give effect to the merger using the purchase method of accounting and include the pro forma adjustments described in the accompanying notes.

    The following Unaudited Pro Forma Condensed Combined Statement of Operations of Abgenix and ImmGenics for the year ended December 31, 1999 and the nine-month period ended September 30, 2000 are based on the historical financial statements of Abgenix and ImmGenics after giving effect to the merger with ImmGenics under the purchase method of accounting and the assumptions and adjustments described in the accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Statements of Abgenix and ImmGenics.

    The Unaudited Pro Forma Condensed Combined Financial Statements of Abgenix and ImmGenics should be read in conjunction with the historical financial statements of Abgenix and ImmGenics, included elsewhere in this prospectus.

    The Unaudited Pro Forma Condensed Combined Statements of Operations of Abgenix and ImmGenics are presented as if the combination had taken place on January 1, 1999. The Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1999 combines the year ended
December 31, 1999 for Abgenix and the twelve months ended November 30, 1999 for ImmGenics. The Unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 2000 combines the nine months ended September 30, 2000 for Abgenix and the nine months ended August 31, 2000 for ImmGenics. The Unaudited Pro Forma Condensed Combined Balance Sheet is presented to give effect to the proposed merger as if it occurred on September 30, 2000 and combines the balance sheet of Abgenix as of September 30, 2000 and ImmGenics as August 31, 2000. The pro forma information does not purport to be indicative of the results that would have been reported if the above transactions had been in effect for the period presented or which may result in the future.

    In October 2000, Abgenix acquired Intraimmune Therapies, Inc. The Unaudited Pro Forma Condensed Combined Financial Statements of Abgenix and ImmGenics do not include this acquisition since it is not significant to Abgenix.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

                            AS OF SEPTEMBER 30, 2000

                                                                             PRO FORMA    PRO FORMA
                                                     ABGENIX    IMMGENICS   ADJUSTMENTS   COMBINED
                                                     -------    ---------   -----------   ---------
                                                                     (IN THOUSANDS)
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................  $107,516    $ 2,283      $  (585)    $109,214
  Marketable securities............................   437,825      4,435           --      442,260
  Interest and other receivables...................     7,482        784           --        8,266
  Accounts receivable..............................     1,126         --           --        1,126
  Prepaid expenses and other current assets........     9,269         66           --        9,335
                                                     --------    -------      -------     --------
    TOTAL CURRENT ASSETS...........................   563,218      7,568         (585)     570,201

Property and equipment, net........................     7,585        526           --        8,111
Long-term investment...............................    71,639         --           --       71,639
Intangible assets, net.............................    44,261         --       64,333      108,594
Deposits and other assets..........................       703         --           --          703
                                                     --------    -------      -------     --------
                                                     $687,406    $ 8,094      $63,748     $759,248
                                                     ========    =======      =======     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................  $  5,603    $   541      $    --     $  6,144
  Deferred revenue.................................    14,405         --           --       14,405
  Accrued product development costs................       233         --           --          233
  Accrued employee benefits........................     1,524         --           --        1,524
  Other accrued liabilities........................     1,418         --           --        1,418
  Current portion of long-term debt................       447        483         (483)         447
                                                     --------    -------      -------     --------
    TOTAL CURRENT LIABILITIES......................    23,630      1,024         (483)      24,171

Deferred rent......................................       406         --           --          406
STOCKHOLDERS' EQUITY:
  Preferred stock..................................        --      4,862       (4,862)          --
                                                                               77,488
                                                                                  483
                                                                                 (585)
  Common stock.....................................   683,317      2,747       (2,747)     760,703
  Additional paid-in capital.......................    32,849      3,650       (3,650)      32,849
  Deferred compensation............................      (325)        --       (1,267)      (1,592)
  Accumulated other comprehensive income...........    41,627        134         (134)      41,627
                                                                               (4,818)
  Accumulated deficit..............................   (94,098)    (4,323)       4,323      (98,916)
                                                     --------    -------      -------     --------
    TOTAL STOCKHOLDERS' EQUITY.....................   663,370      7,070       64,231      734,671
                                                     --------    -------      -------     --------
                                                     $687,406    $ 8,094      $63,748     $759,248
                                                     ========    =======      =======     ========

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                             PRO FORMA    PRO FORMA
                                                     ABGENIX    IMMGENICS   ADJUSTMENTS   COMBINED
                                                     --------   ---------   -----------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Contract revenue.................................  $ 12,285    $    86      $    --     $ 12,371
  Interest income..................................     3,045         66           --        3,111
                                                     --------    -------      -------     --------
    Total revenues.................................    15,330        152           --       15,482

Costs and expenses:
  Research and development.........................    21,106        619          633       22,358
  General and administrative.......................     5,164        707           --        5,871
  Equity in income from the Xenotech joint
    venture........................................      (546)        --           --         (546)
  Non-recurring termination fee....................     8,667         --           --        8,667
  Amortization of intangible assets................        --         --        4,338        4,338
  Interest expense and other.......................       438        103           --          541
                                                     --------    -------      -------     --------
    Total costs and expenses.......................    34,829      1,429        4,971       41,229
                                                     --------    -------      -------     --------

Loss before income taxes...........................   (19,499)    (1,277)      (4,971)     (25,747)
  Foreign income tax expense.......................     1,000         --           --        1,000
                                                     --------    -------      -------     --------
Net loss...........................................  $(20,499)   $(1,277)     $(4,971)    $(26,747)
                                                     ========    =======      =======     ========
Net loss per share.................................  $  (0.35)                            $  (0.45)
                                                     ========                             ========
Shares used in computing net loss per share........    58,148                     802       58,950

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                                                              PRO FORMA    PRO FORMA
                                                      ABGENIX    IMMGENICS   ADJUSTMENTS   COMBINED
                                                      --------   ---------   -----------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Contract revenue..................................  $13,077     $   116      $    --      $13,193
  Interest income...................................   22,334         156           --       22,490
                                                      -------     -------      -------      -------
    Total revenues..................................   35,411         272           --       35,683

Costs and expenses:
  Research and development..........................   31,910       1,224          317       33,451
  General and administrative........................    5,152         999           --        6,151
  Amortization of intangible assets.................    2,330          --        3,254        5,584
  Interest expense and other........................      317          77           --          394
                                                      -------     -------      -------      -------
    Total costs and expenses........................   39,709       2,300        3,571       45,580
                                                      -------     -------      -------      -------

Net loss............................................  $(4,298)    $(2,028)     $(3,571)     $(9,897)
                                                      =======     =======      =======      =======
Net loss per share..................................  $ (0.05)                              $ (0.12)
                                                      =======                               =======
Shares used in computing net loss per share.........   78,799                      802       79,601

                NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED

              FINANCIAL STATEMENTS OF ABGENIX, INC. AND IMMGENICS

1. BASIS OF PRO FORMA PRESENTATION

    In November 2000, the Company acquired ImmGenics Pharmaceuticals Inc. in an all-stock transaction, to be treated as a purchase. As part of the acquisition, ImmGenics special shares were issued to former shareholders of common and preferred shares and debenture holders of ImmGenics. The ImmGenics special shares are convertible into common shares of Abgenix. The Pro Forma Condensed Combined Financial Statements assumes the effective registration, prior to February 11, 2001, of the Abgenix common stock to be issued in exchange for the ImmGenics special shares. Should the registration statement not be declared effective by that time, the holders of the ImmGenics special shares may have the right to put those shares to Abgenix for cash. Abgenix will issue approximately $76.9 million of its common stock and stock options for all of ImmGenics' voting securities and stock options. This value includes the value of the common stock and an estimate of the fair value of the stock options to be issued. Estimated costs and expenses of the acquisition are $0.6 million.

    The Company will be required to exchange common stock in a ratio determined based on the average closing market price of the Company's common stock for the five trading days prior to the date the registration statement becomes effective. Assuming an average market value of $85.00, the exchange ratio will approximate one share of the Company's share for seventeen shares of ImmGenic's shares. Accordingly the number of the Company's common shares issued will approximate 802,000 shares and the number of the Company's stock options to be issued in exchange for ImmGenic's stock options will be approximately 120,000. The actual number of common stock and stock options issued will depend on the date the registration statement becomes effective and the final calculation of the average closing market price.

    An independent valuation specialist performed a preliminary allocation of the total purchase price of ImmGenics among the acquired assets. The income approach was used to develop the value for the existing technology and the in-process research and development. The income approach incorporates the calculation of the present value of future economic benefits such as cash earnings, cost savings, and tax deductions. The cost approach was utilized to value the assembled workforce. The cost approach measures the benefits related to an asset by the cost to reconstruct or replace it with another of like utility. The purchase price allocation, which is preliminary and therefore subject to change is as follows (in thousands):

                                                                            ANNUAL       USEFUL
                                                               AMOUNT    AMORTIZATION    LIVES
                                                              --------   ------------   --------
Purchase Price Allocation:
  Tangible net assets.......................................  $ 7,070          n/a           n/a
  Intangible assets acquired:
    Existing technology.....................................   33,264        2,217      15 years
    Assembled workforce.....................................      185           62       3 years
    Goodwill................................................   30,884        2,059      15 years
  Deferred compensation.....................................    1,267          633       2 years
  In-process research and development.......................    4,818          n/a           n/a
                                                              -------       ------
    Total estimated purchase price allocation...............  $77,488       $4,971
                                                              =======       ======

                NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED

1. BASIS OF PRO FORMA PRESENTATION (CONTINUED)
INTANGIBLE ASSETS

    The estimated value of the above intangible assets acquired is included in the pro forma adjustments in the combined balance sheet as of September 30, 2000. The related amortization, on a straight-line basis over the useful lives as indicated above, is included in the pro forma adjustments in the pro forma condensed combined statements of operations. The intangible assets acquired consist of the following:

    Existing Technology and Assembled Workforce--The technology is comprised of ImmGenics' proprietary technology, the Selected Lymphocyte Antibody Method
    (SLAM) technology, patented in the United States with applications outstanding in Canada and Europe. This technology is technologically feasible and has been licensed to customers. The assembled workforce is comprised of 27 employees, primarily scientists, with specific experience and knowledge of the ImmGenics' SLAM technology and other technologies in process. The combined allocated value of these two intangible assets is $33.4 million.

    Deferred compensation--This represents a portion of the estimated intrinsic value of unvested ImmGenics stock options assumed by Abgenix in the merger agreement to the extent that service is required after the closing date of the merger in order to vest. Abgenix expects to amortize the value assigned to deferred compensation of approximately $1.3 million over the remaining vesting period of approximately 2 years.

    Goodwill--This represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets. Approximately $30.9 million will be amortized on a straight-line basis over its estimated remaining useful life of 15 years.

IN-PROCESS RESEARCH AND DEVELOPMENT

    Due to their non-recurring nature, the in-process research and development attributed to the ImmGenics transaction has been excluded from the pro forma statements of operations.

    ImmGenics' primary in-process research and development activities focus on two efforts as follows:

                                                        PERCENT       EXPECTED
PROJECT                                                COMPLETED   TECHNOLOGY LIFE
-------                                                ---------   ---------------
Death inducing antibodies............................     57%          15 years
Agonist antibodies...................................     31%          15 years

    The income approach was utilized to value this technology which incorporates the present value of future economic benefits such as cash earnings, cost savings, and tax deductions. The rate utilized to discount the net cash flows to their present value was 40% and was based on several studies which examine the rates of return venture capitalists require on their investments.

    The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on ImmGenic's financial condition and results of operations.

                NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED

1. BASIS OF PRO FORMA PRESENTATION (CONTINUED)
    The value assigned to each acquired in-process research and development project as of the date of this proxy statement-prospectus were as follows (in thousands):


Death inducing antibodies...................................   $3,036
Agonist antibodies..........................................    1,782
                                                               ------
Total acquired in-process research and development..........   $4,818
                                                               ======

2. PRO FORMA ADJUSTMENTS

    The Unaudited Pro Forma Condensed Combined Statement of Operations give effect to the allocation of the total purchase cost to the assets and liabilities of ImmGenics based on their respective fair values and to amortization over the respective useful lives of amounts allocated to intangible assets. The pro forma adjustments on the Unaudited Pro Forma Condensed Combined Balance Sheet reflect:

    - the use of cash associated with the estimated direct costs of the acquisition,

    - the assumed conversion of ImmGenics debt and preferred stock to common stock,

    - deferred compensation arising from the intrisic value of ImmGenics employee stock options assumed in the acquisition, and

    - expense associated with the estimated acquired in-process research and development charge.

    The pro forma combined provision for income taxes does not reflect the amounts that would have resulted had the Company and ImmGenics filed consolidated income tax returns during the periods presented.

3. PRO FORMA NET LOSS PER SHARE

    The pro forma basic and dilutive net loss per share are based on the weighted average number of shares of the Company's common stock outstanding during each period adjusted to give effect to shares assumed to be issued had the acquisition taken place at the beginning of the period presented. Dilutive securities including the replacement ImmGenics options are not included in the computation of pro forma diluted net loss per share as their effect would be anti-dilutive.

PRIVATE PLACEMENT OF 3,300,000 SHARES OF OUR COMMON STOCK

On November 1, 2000, we issued a press release announcing the definitive purchase agreements we entered into for the sale of approximately 3,300,000 shares of newly-issued common stock to selected accredited investors for approximately $230 million of gross proceeds. This private placement financing was consummated on November 6, 2000. The purchase price is $70.00 per share. In addition to newly issued common stock sold by us, approximately 750,000 shares of our common stock were sold by a selling stockholder, Cell Genesys, Inc. in the private placement. The shares of common stock sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration, or an applicable exemption from registration. In connection with this private placement, we have undertaken to file a registration statement to cover the shares sold in the private placement. We intend to use net proceeds from the private placement for product development, equity investments in contract parties, acquisition of technologies and businesses, expansion of laboratories and manufacturing facilities and for working capital and general corporate purposes.

The foregoing descriptions of the private placement are qualified in their entirety to the texts of the stock purchase agreements we entered into in connection with the private placement, a form of which is attached hereto as an exhibit.



ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits

  Exhibit No.              Caption
  -----------              -------

     23.1                  Consent of Ernst & Young LLP, Independent Auditors

     27.1                  Financial Data Schedule

     99.1                  Acquisition Agreement dated as of September 25,
                           2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.

     99.2                  Plan of Arrangement under Section 252 of the
                           Company Act (British Columbia), including provisions attaching to the ImmGenics special shares, approved by the Supreme Court of British Columbia.

     99.3 Voting, Exchange and Cash Put Trust Agreement dated as of November 3, 2000 among Abgenix, Inc., ImmGenics Pharmaceuticals Inc. and CIBC Mellon Trust Company.

     99.4 Support Agreement dated as of November 3, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.

     99.5 Form of Stock Purchase Agreement between Abgenix, Inc. and the purchasers in the private placement in November 2000.
  ------------

  (b) Reports on Form 8-K

      - On August 28, 2000 a Form 8-K was filed relating to the vote by our stockholders to approve and adopt an amendment to the Abgenix, Inc. Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Corporation's common stock, par value $0.0001 per share ("Common Stock"), from One Hundred Million (100,000,000) to Two Hundred Twenty Million (220,000,000). On August 25, 2000, a Certificate of Amendment was filed with the Delaware Secretary of State to effect the increase.

      - On October 26, 2000 a Form 8-K was filed relating to the press release announcing a definitive agreement whereby Abgenix, Inc. will acquire ImmGenics Pharmaceuticals Inc. for an aggregate consideration of approximately $77.5 million payable in shares of common stock of Abgenix, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2000

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

                                INDEX TO EXHIBITS

EXHIBITS

23.1  Consent of Ernst & Young LLP, Independent Auditors

27.1  Financial Data Schedule

99.1  Acquisition Agreement dated as of September 25,
      2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.

99.2  Plan of Arrangement under Section 252 of the
      Company Act (British Columbia), including provisions attaching to the ImmGenics special shares, approved by the Supreme Court of British Columbia.

99.3 Voting, Exchange and Cash Put Trust Agreement dated as of November 3, 2000 among Abgenix, Inc.,
      ImmGenics Pharmaceuticals Inc. and CIBC Mellon Trust
      Company.

99.4 Support Agreement dated as of November 3, 2000 among Abgenix, Inc., Abgenix Canada Corporation and
      ImmGenics Pharmaceuticals Inc.

99.5  Form of Stock Purchase Agreement between Abgenix,
      Inc. and the purchasers in the private placement in November 2000.