Form 10-K405
period 2000-12-31
ABGENIX INC
filed 2001-04-02
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number: 000-24207

ABGENIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3248826
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification number)
7601 Dumbarton Circle, Fremont, CA	94555
(Address of principal executive office)	(Zip Code)

(510) 608-6500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) if the act: None
Securities registered pursuant to Section 12(g) of the act: Common Stock, $0.0001 par value;
Preferred Share Purchase Rights
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was $2,570,648,047. The number of shares of Common Stock, $0.0001 par value, outstanding on February 28, 2001, was 85,704,494.

    Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 1, 2001 (the "Proxy Statement"), are incorporated herein by reference into Part III.

PART I

Item 1. Business.

    The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of the risk factors set forth below and in the documents incorporated herein by reference, and those factors described under "Additional Factors that Might Affect Future Results". In this Annual Report on Form 10-K, references to "Abgenix," "we," "us" and "our" are to Abgenix, Inc. and its subsidiaries.

Abgenix

    We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse(TM) technology, a proprietary technology that offers many advantages, including rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. In addition, we believe our technology offers advantages in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize through licensing to pharmaceutical companies and others, joint development and internal product development programs. We have contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. In addition, we have three proprietary antibody product candidates currently in clinical trials, two of which we agreed to co-develop and commercialize with others.

Overview of Contractual Arrangements

    As of February 28, 2001 we had entered into contracts to use our XenoMouse technology to generate and/or develop fully human antibodies with twenty-three customers covering numerous antigen targets. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. Our customers as of February, 2001 include Abbott Laboratories, Amgen, AVI BioPharma, BASF Bioresearch Corporation, Cell Genesys, Centocor/Johnson and Johnson, Chiron, Corixa, CuraGen, Elan, Genentech, Gliatech, Human Genome Sciences, Immunex, Japan Tobacco, Lexicon Genetics, Millenium, Pfizer, Research Corporation Technologies, SangStat, Schering-Plough, SmithKline Beecham and the U.S. Army. Of these customers, six have entered into new or expanded agreements with us specifying additional antigens for XenoMouse antibody development. Additionally, of the customers with whom we have entered technology license contracts, Amgen, AVI BioPharma, Japan Tobacco, Millenium, Pfizer and Schering-Plough have entered into product licenses. Furthermore, one of our customers, Pfizer, has begun human clinical trials with a fully human antibody generated with XenoMouse technology. We believe that our customers' annual goals, beginning with 2002, are to begin clinical trials of up to five XenoMouse-derived antibodies per year, in addition to the two proprietary XenoMouse-derived antibodies and one co-developed antibody that Abgenix intends to begin clinical trials on per year. The terms of the arrangements vary, but can generally be categorized as follows:

•
Target Alliances—Five of our contracts are target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide that we make fully human antibodies to the contract parties' antigen targets. There are various mechanisms for each of the parties to evaluate and select antibodies from the pool of generated antibodies for further development and commercialization. The party selecting a product candidate will generally pay to the other, for rights to develop and commercialize such product, license fees, milestone payments and royalty payments on any eventual product sales.

•
Proprietary Product Licensing—In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex agreed to make an initial license fee payment to us at signing and a second license fee payment to us upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We share responsibility with Immunex for product development. Abgenix will be responsible for completing the ongoing Phase I trials, and if the Phase I trials are successful, both companies will share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential product, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an in-licensed antibody developed by us. Under that agreement, SangStat made an initial license fee payment and has agreed to make additional milestone payments to us. Development costs will be shared equally, as would any potential profits from sales of collaboration products. Both companies will share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

We intend to build our product portfolio by generating antibodies to antigen targets that we source, self funding clinical activities to determine preliminary safety and efficacy and entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. These arrangements may or may not involve joint sharing of costs and profits.

•
Technology Licensing—These agreements typically provide our customers with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire product licenses for any antibody product they wish to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by our customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. Additionally, we are entitled to receive royalties on any future product sales by the customer.

    Our dependence on contracts with third parties subjects us to a number of risks. Agreements with licensees typically allow such licensees significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our licensees may devote to the product candidates. Even if we fulfill our obligations under an agreement, the licensee can terminate the agreement at any time following proper written notice. If any licensee were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed.

Proprietary Products

    We have three antibody product candidates that are currently in clinical trials, as follows:

•
ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is our fully human antibody candidate for the treatment of psoriasis and rheumatoid arthritis. The status of clinical trials for ABX-IL8 is as follows:

•
Psoriasis-We have completed Phase I, Phase I/II and Phase IIa clinical trials. We initiated Phase IIb clinical trials in February 2001 and enrollment is ongoing.

•
Rheumatoid arthritis-We initiated a Phase Ia clinical trial in December 2000 and enrollment is ongoing.

•
ABX-EGF—Generated using XenoMouse technology, ABX-EGF is our fully human antibody candidate for the treatment of a variety of cancers. We initiated a Phase I clinical trial for ABX-EGF in cancer in 1999 and enrollment is ongoing. In July 2000, we entered the joint development and commercialization agreement with Immunex Corporation for ABX-EGF described above. During 2001, we plan to initiate several Phase II trials of ABX-EGF.

•
ABX-CBL—We have developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We have completed a multi-center Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999 in which enrollment is ongoing. In August 2000, we entered into the joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL described above.

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

    The base of the "Y," together with the part of each arm immediately next to the base, is called the constant region because its structure tends to be very similar across all antibodies. In contrast, the variable regions are at the end of the two arms and are unique to each antibody with respect to their three-dimensional structures and protein sequences. Because variable regions define the specific binding sites for a variety of antigens, there is a need for significant structural diversity in this portion of the antibody molecule. Such diversity is achieved in the body primarily through a unique mode of assembly involving a complex series of recombination steps for various gene segments of the variable region, including the V, D and J segments (see the diagram below).

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

    This limitation of the immune surveillance process is generally overcome by the normal immune system in a second step called "affinity maturation." Triggered by the initial binding to a specific antigen, the small fraction of B cells that recognize this antigen is then primed by the immune system to progressively generate antibodies with higher and higher affinity through a process of repeated mutation and selection. As a result, the reactive antibodies develop increasingly higher specificity and affinity with the latter being potentially a hundred to a thousand times higher than those generated in the immune surveillance process. These more specific, higher affinity antibodies have a greater likelihood of effectively neutralizing or eliminating the antigen while minimizing the potential of damaging healthy cells.

Antibodies as Products

    Recent advances in the technologies for creating and producing antibody products coupled with a better understanding of how antibodies and the immune system function in key disease states have led to renewed interest in the commercial development of antibodies as therapeutic products. According to a recent survey by the Pharmaceutical Research and Manufacturers of America, antibodies account for over 20% of all biopharmaceutical products in clinical development. As of February 28, 2001 we were aware of nine antibody therapeutic products approved for marketing in the United States. These products are Orthoclone, ReoPro, Rituxan, Zenapax, Herceptin, Synagis, Remicade, Simulect and Mylotarg. These products are currently being marketed for a wide range of medical disorders such as transplant rejection, cardiovascular disease, cancer and infectious diseases.

    We believe that, as products, antibodies have several potential clinical and commercial advantages over traditional therapies. These advantages include the following:

  •
  faster product development;

  •
  fewer unwanted side effects as a result of high specificity for the disease target;

  •
  greater patient compliance and higher efficacy as a result of favorable pharmacokinetics;

  •
  delivery of various payloads, including drugs, radiation and toxins, to specific disease sites; and

  •
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

    Additionally, the humanization process can be expensive and time consuming, requiring at least two months and sometimes over a year of secondary manipulation after the initial generation of the mouse antibody. Once the humanization process is complete, the remodeled antibody gene must then be expressed in a recombinant cell line appropriate for antibody manufacturing, adding additional time before the production of pre-clinical and clinical material can be initiated. In addition, the combination of mouse and human antibody gene fragments can result in a final antibody product which is sufficiently different in structure from the original mouse antibody that a decrease in specificity or a loss of affinity results.

Human Antibodies

    The HAMA response can potentially be avoided through the generation of antibody products with fully human protein sequences. Such fully human antibodies may increase the market acceptance and expand the use of antibody therapeutics. Several antibody technologies have been developed to produce antibodies with 100% human protein sequences (see the diagram above). One approach to generating human antibodies, called "phage display" technology, involves the cloning of human antibody genes into bacteriophages, viruses that infect bacteria, in order to display antibody fragments on the surfaces of bacteriophage particles. This approach attempts to mimic in vitro the immune surveillance and affinity maturation processes that occur in the body. Because phage display technology cannot take advantage of the naturally occurring in vivo affinity maturation process, the antibody fragments initially isolated by this approach are typically of moderate affinity. In addition, further genetic engineering is required to convert the antibody fragments into fully assembled antibodies and significant manipulation, taking from several months to a year, may be required to increase their affinities to a level appropriate for human therapy. Before pre-clinical or clinical material can be produced, the gene encoding the antibody derived from phage display technology must, as with a humanized antibody, be introduced into a recombinant cell line.

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

The Abgenix Solution—XenoMouse Technology

    Our approach to generating human antibodies with fully human protein sequences is to use genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system. Rather than engineering each antibody product candidate, these transgenic mice capitalize on the natural power of the mouse immune system in surveillance and affinity maturation to produce a broad repertoire of high affinity antibodies. By introducing human antibody genes into the mouse genome, transgenic mice with such traits can be bred indefinitely. Importantly, these transgenic mice are capable of generating human antibodies to human antigens because the only human products expressed in the mice (and therefore recognized as "self") are the antibodies themselves. Any other human tissue or protein is thus recognized as a foreign antigen by the mouse and an immune response will be mounted. Abnormal production of certain human proteins, such as cytokines and growth factors or their receptors, has been implicated in various human diseases. Neutralization or elimination of these abnormally produced or regulated human proteins with the use of human antibodies could ameliorate or suppress the target disease. Therefore, the ability of these transgenic mice to generate human antibodies against human antigens could offer an advantage to drug developers compared with some of the other approaches described previously. A challenge with this approach, however, has been to introduce enough of the human antibody genes in appropriate configuration into the mouse genome to ensure that these mice are capable of recognizing the broad diversity of antigens relevant for human therapies.

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

    The antibodies generated by XenoMouse are obtained by extracting the antibody-producing B cells. These B cells can be transformed into hybridomas to generate the quantities of antibodies needed for standard methods of assaying and selecting antibodies for further development. Hybridoma technology captures only about 1% of the antibodies originally generated by the mouse. Alternatively, the B cells can be submitted to our proprietary Selected Lymphocyte Antibody Method (SLAM) technology, which cultures the B-cells directly and rapidly assays them over a period of several days using a microplate-based, high throughput system. Using SLAM, the number of different antigen-reactive monoclonal antibodies identified in a single experiment is typically increased by 100 to 1000-fold compared to hybridoma technology. The use of SLAM together with XenoMouse is called XenoMax technology.

    Another approach to generating fully human antibodies in mice being pursued by a competitor is to use transchromosomic mice. Transchromosomic mice are a strain of mice that are bred with an extra minichromosome, specifically a fragment of human chromosome 14 that is purported to contain all of the human antibody heavy chain genes. In these mice, the kappa light chain genes are integrated into the normal mouse chromosomes. The transchromosomic mice technology is relatively new and it is not yet known how useful the technology will be.

XenoMouse Technology Advantages

    We believe that our XenoMouse technology offers the following advantages:

Producing antibodies with fully human protein sequences.  Our XenoMouse technology, unlike chimeric and humanization technologies, allows the generation of antibodies with 100% human protein sequences. Antibodies created using XenoMouse technology are not expected to cause a HAMA response even when administered repeatedly to patients without compromised immune systems. For this reason, antibodies produced using XenoMouse technology are expected to offer a better safety profile and to be eliminated less quickly from the human body, reducing the frequency of dosing.

Generating a diverse antibody response to essentially any disease target appropriate for antibody therapy.  Because a substantial majority of human antibody genes has been introduced into XenoMouse, the technology has the potential to generate high affinity antibodies that recognize more antigen structures than some other transgenic technologies. In addition, through immune surveillance, XenoMouse technology is expected to be capable of generating antibodies to almost any medically relevant antigen, human or otherwise. For a given antigen target, having multiple antibodies to choose from could be important in selecting the optimal antibody product.

Generating high affinity antibodies that do not require further engineering.  XenoMouse technology uses the natural in vivo affinity maturation process to generate antibody product candidates, usually in two to four months. These antibody product candidates may have affinities as much as a hundred to a thousand times higher than those seen in phage display. In contrast to antibodies generated using humanization and phage display technology, XenoMouse antibodies are produced without the need for any subsequent engineering, a process that at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody's structure and therefore functionality will be altered between the initial antibody selected and the final antibody placed into production.

Enabling more efficient product development.  XenoMouse technology can potentially produce multiple product candidates more quickly than humanization and phage display technology and pre-clinical testing can be conducted on several antibodies in parallel to identify the optimal product candidate that will be tested in clinical trials.

Providing flexibility in choosing manufacturing processes.  Once an antibody with the desired characteristics has been identified, pre-clinical material can be produced either directly from hybridomas or from recombinant cell lines. Humanized and phage display antibodies, having been engineered, cannot be produced in hybridomas. In addition to potential timesaving, production in hybridomas avoids the need to license certain third party intellectual property rights covering the production of antibodies in recombinant cell lines.

Abgenix Strategy

    Our objective is to be a leader in the generation, development and commercialization of novel antibody-based biopharmaceutical products. Key elements of our strategy to accomplish this objective include the following:

Building a large and diversified product portfolio.  Utilizing our XenoMouse technology, we intend to build a large and diversified product portfolio, including a mix of out-licensed and internally developed product candidates. We and our collaborators are targeting serious medical conditions, including cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. For our internal programs, we intend to enter into contractual agreements with leading academic researchers and companies involved in the identification and development of novel antigens. We believe the speed and cost advantages of our technology will enable us to make cost-effective use of available human and capital resources. We can thus pursue multiple product candidates in parallel as far as completion of the Phase II clinical stage before entering into a contractual agreement to complete clinical and developmental stages and to bring the product candidate to market. Thus, we believe we can create a package that includes antigen rights, human antibodies, and pre-clinical and clinical data for use by us or for marketing to potential contract parties.

Leveraging XenoMouse technology through licensing.  We intend to diversify our product portfolio and generate revenues by licensing XenoMouse technology to numerous pharmaceutical and biotechnology companies interested in developing antibody-based products. We expect to enter into multiple XenoMouse technology licenses each year. These agreements typically allow our licensee to generate fully human antibodies to one or more specific antigen targets provided by the licensee. In most cases, we provide our mice to licensees who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the licensee's antigen target for additional compensation. Our licensees will also need to obtain product licenses for any antibody product they wish to develop and commercialize.

    The financial terms of our XenoMouse technology licenses often include upfront payments, potential license fees and milestone payments plus royalties on any future product sales. We have established technology licenses with twenty-three partners covering numerous antigen targets. To date, six of these licensees have each entered into new or expanded licenses specifying additional antigens for XenoMouse antibody development.

Establishing collaborations for proprietary product candidates.  We also intend to build our product portfolio and generate revenues by licensing proprietary product candidates. These proprietary product collaborations would involve antibodies made to antigen targets that we source. After generating antibody product candidates and self-funding clinical activities to determine preliminary safety and efficacy, we intend to enter into development and commercialization agreements with contract parties for these proprietary product candidates that we created. For most of our products, we may enter into proprietary product contracts before entering the Phase III clinical development stage allowing the contract parties to complete development and to market the product. For other products, we may develop the product through clinical trials and license the product candidate to a contract party for marketing.

    The financial terms of these product contracts could include license fees upon signing, milestone payments, and reimbursement for research and development activities that we perform, plus profit-sharing or royalties on future product sales, if any. Given our greater investment in creating a proprietary product candidate, we expect that an arrangement for these product candidates could afford higher payments and royalty rates than a typical XenoMouse technology contract. We have entered into two such product contracts: with Immunex for ABX-EGF; and with SangStat for ABX-CBL.

Proprietary Product Development Programs

    We are currently developing antibody therapeutics for a variety of indications. The table below sets forth the development status of our proprietary product candidates as of March 12, 2001:

Proprietary Product Candidate	Indication	Status(1)
ABX-CBL	GVHD	Phase II/III
ABX-IL8	Psoriasis	Phase IIb
	Rheumatoid Arthritis	Phase IIa
ABX-EGF	EGF-Dependent Cancers	Phase I

(1)
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

Graft Versus Host Disease.  We are co-developing ABX-CBL with Sangstat to reduce unwanted immune responses that occur in GVHD. GVHD is a life-threatening complication that frequently occurs following an allogeneic bone marrow transplant, or BMT. BMTs are used in the treatment of patients with end-stage leukemia, certain other serious cancers and immune system disorders. An allogeneic BMT procedure involves transferring marrow, the graft, from a healthy person into an immunosuppressed patient, the host. The transplant is intended to restore normal circulating immune cells to a patient whose own immune system is functionally deficient or has been damaged by the treatment of an underlying disease such as cancer and, therefore, does not have the ability to mount a sufficient immune response. Often a portion of the graft recognizes the host's own cells as foreign, becomes activated and attacks them, resulting in GVHD. It typically involves damage to multiple organ systems, including the skin, liver and intestines. GVHD causes extreme suffering and is the primary cause of death in allogeneic BMT patients. It is estimated that approximately 12,000 allogeneic BMTs were performed worldwide in 1998, and this number has been growing at about 15% per year. GVHD occurs in approximately 50% of allogeneic BMTs and the treatment costs for GVHD in the United States are estimated to be about $80,000 per patient. Based on a published clinical study, it is estimated that roughly 50% of patients with GVHD fail to respond to current treatments, which consist of steroid and other drug treatments to suppress the grafted immune cells. Less than 15% of steroid-resistant GVHD sufferers survive for more than one year. We believe that a safer and more effective treatment for GVHD could result in increased use of BMTs.

Clinical Status.  We completed a multi-center Phase II clinical trial for ABX-CBL for the treatment of steroid-resistant, grade II to IV GVHD. We submitted data from 27 patients included in the Phase II Study to the FDA. As an extension to the original Phase II trial protocol, we have enrolled an additional 32 patients. The trial studied four escalating intravenous dose regimens. It was conducted at nine sites and involved 59 patients evaluated for safety, 51 of which were evaluable for response of

GVHD. A clinical response was defined as a two-grade improvement in the International Bone Marrow Transplant Registry GVHD Severity Scale. GVHD is graded based on clinical symptoms from grade I, which is the mildest form, to grade IV, which is the most severe form. Three of eight patients responded in the lowest dose cohort. Twenty-three of 43 patients responded among the three highest doses.

    In December 1999, we reported additional data from this trial regarding survival. Among patients in the three higher dose cohorts (0.1-0.3mg/kg), 52% (26 of 50) survived at least 100 days from the start of treatment with ABX-CBL. This compared to a 22% (2 of 9) survival rate in the presumed no effect dose cohort (0.01 mg/kg).

    In December 2000, we reported the following results of longer term follow up: 22% of patients receiving the presumed no effect dose (0.01 mg/kg) of ABX-CBL were alive at 180 days following treatment initiation, while 48% of patients receiving the higher dose were alive at this time point.

    Thirteen of the 59 patients treated in the Phase II study received additional treatment with ABX-CBL in a separate retreatment study. Six of these patients (46%) were alive at least 180 days after their first dose of ABX-CBL.

    In addition, 20 patients received treatment with ABX-CBL in a compassionate use study for treatment of steroid resistant acute GVHD and for chronic GVHD. Forty percent of the patients with acute GVHD and 25% of patients with chronic GVHD responded to treatment with ABX-CBL.

    In December 1999, we initiated a Phase II/III clinical trial with ABX-CBL. The results of the Phase II/III trial may not be favorable or may not extend the findings of the original Phase II study. The FDA may view the results of our Phase II/III trial as insufficient and may require additional clinical trials. There are several issues that could adversely affect the clinical trial results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study, and response rates required to achieve statistical significance in the study. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. There can be no assurance that the FDA will accept the results of the Phase II/III study or other elements of the product license application as being sufficient for approval to market. Additional clinical trials will be extensive, expensive and time-consuming.

    In four separate clinical studies conducted prior to our obtaining an exclusive license to ABX-CBL, a total of 25 patients with GVHD were treated with the antibody. One such trial, which has been published, was conducted on eleven patients at St. Jude Hospital in Memphis, Tennessee. In this trial, ten patients with steroid-resistant, Grade III to IV GVHD were treated with daily doses of ABX-CBL for up to six weeks. The publication reported that five of ten patients had a complete remission of GVHD, while four of ten had at least a two-grade improvement in their GVHD score. Only one patient did not respond to the therapy. Another patient who was treated at St. Jude Hospital after publication of the study experienced a two-grade improvement in the patient's GVHD score without adverse side effects. Six additional patients with GVHD were treated at the University of Wisconsin and Cook-Ft. Worth Hospital. The reports from these sites indicated that these patients showed similar results to those described in the published trial conducted at St. Jude Hospital, with four of the six patients showing at least a two-grade improvement in their GVHD score. In addition, eight other GVHD patients received treatment at Stanford University and four of the patients were noted to have some improvement in their GVHD score, despite using a dose of less than one-tenth of that employed at the other sites. Immune reaction to the mouse antibody was assessed in several patients and no HAMA response was detected clinically. Furthermore, no adverse clinical responses consistent with an antibody-induced allergic reaction were observed. In addition, a number of patients were followed after the conclusion of the study for as long as one year and no adverse ABX-CBL events were observed. We face the risk that the results of our ABX-CBL clinical trials may not demonstrate the same levels of safety and efficacy as those shown by the clinical trials completed prior to our obtaining an exclusive license to ABX-CBL.

ABX-IL8

    IL-8, an inflammatory cytokine produced at sites of inflammation, attracts and activates white blood cells that mediate the inflammation process. A number of pre-clinical studies suggest that excess IL-8 may contribute to the pathology and clinical symptoms associated with some inflammatory disorders. Clinical studies have demonstrated significantly increased levels of IL-8 in tissues or body fluids of patients with certain inflammatory diseases, including psoriasis, rheumatoid arthritis, reperfusion injury and inflammatory bowel disease. Antibodies to IL-8 have been shown to block immune cell infiltration and the associated pathology in animal models of several of these diseases. Using our XenoMouse technology, we have generated ABX-IL8, a proprietary fully human monoclonal antibody that binds to IL-8 with high affinity. We are evaluating ABX-IL8 for possible use in the treatment of psoriasis and rheumatoid arthritis.

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

Clinical Status.  In February 1999, we completed a Phase I dose-escalating human clinical trial examining the safety of administering a single intravenous infusion of five different doses of ABX-IL8 to patients with moderate to severe psoriasis. In October 1999, we completed a Phase I/II multi-center, multi-dose, dose escalating, placebo-controlled clinical trial with ABX-IL8 including 45 patients with moderate to severe psoriasis. In March 2001, we completed a Phase IIa double-blind, placebo-controlled study, which included 94 moderate-to-severe psoriasis patients at 18 sites in the United States. Two doses of ABX-IL8 were assessed, 3mg/kg and 6mg/kg. The primary objective of the Phase IIa study was to evaluate the safety of ABX-IL8 at the doses administered. Based on the results of the Phase IIa study it was concluded that ABX-IL8 administered intravenously at doses ranging up to 6 mg/kg appears to be safe and well tolerated and that ABX-IL8 at 3mg/kg was associated with a statistically significant improvement in plaque psoriasis. On the basis of the Phase IIa data, Abgenix has initiated a Phase IIb study of ABX-IL8, which is designed to confirm the efficacy of ABX-IL8. This study, which is expected to enroll 228 patients with moderate-to-severe psoriasis, will evaluate two doses of ABX-IL8 and a placebo. Having seen no incremental benefit to the 6mg/kg dose over the 3mg/kg in the Phase IIa trial, Abgenix now plans to evaluate more convenient fixed doses of 100mg and 300mg (approximating 1mg/kg and 3mg/kg as weight-adjusted doses) administered every three weeks in the Phase IIb study.

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

Clinical Status.  In December 2000, we initiated a Phase IIa double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ABX-IL8 in rheumatoid arthritis. A total of 132 patients across 20 clinical sites in the U.S. will participate in the study. The primary efficacy analysis will be measured by percentage of patients who achieve the American College of Rheumatology 20% responder criteria (ACR20), defined as a minimum improvement of 20% in patients' rheumatoid arthritis.

ABX-EGF

    Tumor cells that overexpress epidermal growth factor receptors, or EGFr, on their surface often depend on EGFr's activation for growth. EGFr is overexpressed in a variety of cancers including lung, breast, ovarian, bladder, prostate, colorectal, kidney and head and neck. This activation is triggered by the binding to EGFr by EGF or Transforming Growth Factor alpha, (TGFa), both of which are expressed by the tumor or by neighboring cells. We believe that blocking the ability of EGF and TGFa to bind with EGFr may offer a treatment for certain cancers. ABX-EGF, a fully human monoclonal antibody generated using XenoMouse technology, binds to EGFr with high affinity and has been shown to inhibit tumor cell proliferation in vivo and cause eradication of EGF dependent human tumors established in mouse models. We are conducting pre-clinical studies and assessing which tumor types to pursue as possible targets for treatment with ABX-EGF. Published studies have shown that ABX-EGF can inhibit growth of EGF-dependent human tumors cells in mouse models. ABX-EGF has also demonstrated the ability to reverse cancer cell growth and cause eradication of established tumors in mice even when administered after significant tumor growth has occurred. Furthermore, in these models where tumors were eradicated, no relapse of the tumor was observed after discontinuation of the antibody treatment.

Clinical Status.  In November 1999, we initiated a Phase I dose-escalating clinical trial examining the safety of administering a four-weekly intravenous infusion of seven different doses of ABX-EGF in the treatment of a variety of cancers, patient enrollment is ongoing, and additional intermediate dose levels are being explored. We plan to initiate multiple Phase II studies in 2001.

Contractual Arrangements

    The following table lists parties to technology licensing arrangements as of February 28, 2001:

Contract Party	Type	Date
Abbott Laboratories	XenoMouse License	May 2000
Amgen	XenoMouse License XenoMouse License	Dec 2000 Apr 1999
AVI	XenoMouse License	Jan 1999
BASF	XenoMouse License	Mar 1999
Cell Genesys	XenoMouse License	Nov 1997
Celltech	SLAM License	Jan 2001
Centocor/Johnson and Johnson	XenoMouse License	Dec 1998
Chiron	XenoMouse License	Dec 1999
Corixa	Target Alliance	Mar 2000
CuraGen	Target Alliance Target Alliance	Nov 2000 Dec 1999
Dyax	In-License	Jan 2001
Elan	XenoMouse License	Jan 2000
Genentech	XenoMouse License XenoMouse License XenoMouse License	Jan 1999 Jun 1998 Apr 1998	*
Genzyme Transgenics	In-License	May 2000
Gliatech	XenoMouse License	Jan 2000
Human Genome Sciences	Target Alliance	Dec 1999
Immunex	Target Alliance Product-Co Development	Nov 2000 Jul 2000
Immunogen	In-License	Sep 2000
Japan Tobacco	XenoMouse License	Dec 1999
Lexicon	Target Alliance	Jul 2000
Millennium	XenoMouse License XenoMouse License XenoMouse License XenoMouse License	Mar 2000 Oct 1998 Sep 1998 Mar 1998
Pfizer	XenoMouse License XenoMouse License XenoMouse License XenoMouse License	Nov 2000 Nov 1999 Oct 1998 Dec 1997
Research Corporation Technologies	XenoMouse License and Co-Development	Dec 1998
SangStat	Product-Co Development	Aug 2000
Schering-Plough	XenoMouse License	Jan 1998
SmithKline Beecham	XenoMouse License	May 2000
U.S. Army	XenoMouse License XenoMouse License	Oct 1999 Jul 1999

*
These agreements were superseded by the January 1999 multi-antigen agreement.

Abbott:  In May 2000, we entered into a research collaboration and license agreement with Abbott Laboratories under which we will generate fully human antibodies to several undisclosed disease targets for Abbott.

Amgen:  In April 1999, we entered into a research collaboration agreement with Amgen Inc., to generate fully human antibodies to an undisclosed antigen target. In 2000, Amgen exercised its option to acquire a product license. In December 2000, we extended our agreement to generate fully human antibodies to multiple antigen targets to be supplied by Amgen, during a five-year term. Also provided in the April 1999 agreement, Abgenix will perform the immunizations and certain research activities.

AVI:  In January 1999, we entered into a research license and option agreement with AVI BioPharma to generate fully human antibodies to human chronic gonadotropin, or HCG, for the treatment of various cancers. In 1999, AVI exercised its option to acquire a product license.

BASF:  In March 1999, we entered into a research collaboration agreement with BASF Bioresearch Corporation to generate fully human antibodies to an undisclosed antigen target.

Cell Genesys:  In November 1997, we entered into the gene therapy rights agreement, with Cell Genesys, Inc. Cell Genesys received certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy.

Celltech:  In January 2001, we agreed to license our Selected Lymphocyte Antibody Method (SLAM) technology with Celltech. This will be our first license of the SLAM technology platform we obtained when we acquired ImmGenics Pharmaceuticals, Inc. in November 2000.

Centocor/Johnson and Johnson:  In December 1998, we entered into a research collaboration agreement with Centocor to generate fully human antibodies to an undisclosed Centocor antigen in the cardiovascular field.

Chiron:  In December 1999, we entered into a research license and option agreement with Chiron Corporation to generate fully human antibodies to an undisclosed antigen in the field of autoimmune diseases. In 2000, Chiron exercised its option to acquire a product license. Under a separate research collaboration agreement, Chiron may use XenoMouse to generate fully human antibodies to up to four cancer targets.

Corixa:  In March 2000, we entered into a collaboration agreement with Corixa to discover and develop human monoclonal antibodies against selected targets from Corixa's library of autoimmune disease, cancer and infectious disease antigens.

Curagen:  In December 1999, we entered into a broad collaboration agreement with CuraGen Corporation to make fully human antibodies to genomics-based antigen targets. Under the agreement, CuraGen will supply a large number of antigen targets to us and we will be responsible for generating fully human antibodies to them. We will share with CuraGen responsibility for evaluation of the antibodies product candidates generated. Each of us will be able to select antibody product candidates from the pool generated in the course of the agreement. The party selecting a product candidate will pay to the other, for rights to develop and commercialize any such product, license fees, milestone payments and royalty payments on any eventual product sales. In November 2000, we expanded the collaboration to include 250 antigen targets over a five-year period. In connection with the November 2000 agreement, we also agreed to purchase $50.0 million of CuraGen's common stock.

Dyax:  In January 2001 we entered a collaboration agreement to develop new technology for discovering and developing human antibody therapeutics. Under the collaboration, we and Dyax will combine our XenoMouse technology with Dyax's proprietary phage display technology to create libraries of human antibody sequences. With the new libraries, the companies expect to be able to rapidly generate novel antibody sequences for multiple types of therapeutic targets. We and Dyax will share equally in the costs of creating the new antibody libraries. Both companies have the right to use antibodies discovered from the libraries for in-house research and are entitled to select a number of therapeutic product candidates from the libraries. The agreement additionally provides that for any antibody product developed, each company will pay reciprocal commercialization fees to the other party.

Elan:  In January 2000, we entered into a research license and option agreement with Elan Corporation, plc. to generate fully human antibodies to an undisclosed antigen in the field of neurological diseases.

Genentech:  In April 1998, we entered into a research license and option agreement with Genentech, Inc. to produce fully human antibodies to an antigen target in the field of growth factor modulation. In June 1998, Genentech expanded its research collaboration with us to include a second antigen target in the field of cardiovascular disease.

    In January 1999, we entered into a multi-antigen research license and option agreement with Genentech. Under the agreement, we granted Genentech a license to utilize XenoMouse technology in its antibody product research efforts and an option to obtain product licenses for up to ten antigen targets, but not more than two in any one year, over the agreement's six-year term. Included in the ten are the two previously identified antigen targets under the now superseded research license and option agreement at the new option, license fee and milestone payment levels. The agreement can be renewed by Genentech for up to an additional four targets over a subsequent three-year period. Genentech acquired 1,981,424 shares of our common stock for an aggregate purchase price of $8.0 million. To renew the agreement at the end of the sixth year, Genentech must purchase an additional $2.5 million of our common stock at a 50% premium to the then current market price.

Genzyme Transgenics:  In May 2000, we entered into an agreement to produce commercial quantities of our fully human antibody, ABX-IL8, using Genzyme Transgenics Corporation's manufacturing system. Under the terms of the agreement, in exchange for fees and milestone payments, Genzyme Transgenics agreed to develop transgenic goats that express ABX-IL8 in their milk.

Gliatech:  In January 2000, we entered into a research license and option agreement with Gliatech Inc. to generate fully human antibodies to the complement protein properdin for use in the fields of cardiovascular and inflammatory diseases.

Human Genome Sciences:  In December 1999, we entered into a broad collaboration agreement with Human Genome Sciences, Inc. to generate fully human antibodies to genomics-based antigen targets. Under the agreement, Human Genome Sciences has the right to use XenoMouse technology for research purposes and to take out options and/or licenses on a pre-set number of antigen targets. We also may collaborate with Human Genome Sciences on a pre-set number of antigen targets to which we will generate fully human antibodies. The companies will then jointly develop and commercialize any such products. We also are able to select antigen targets from the Human Genome Sciences database to make antibodies against and will have an option to license a pre-set number of such antigen targets for our in-house development and commercialization. If we enter into a license regarding Human Genome Science's antigen target, we would pay license fees, milestone payments and royalties equivalent to what Human Genome Science pays us for licenses regarding XenoMouse technology.

Immunex:  In July 2000, we entered into a joint development and commercialization agreement with Immunex Corporation for ABX-EGF, a fully human antibody created by us and currently in a Phase I clinical trial involving several tumor types.

    Additionally, in November 2000, Abgenix and Immunex entered a multi-year collaboration agreement designed to discover, develop, and potentially commercialize fully human antibody therapies for treatment of various forms of cancer. Each party will provide five cancer-specific antigen targets during the first five years of the collaboration, as well as contributing proprietary technologies and development capabilities. Each company will have an option, exercisable at various stages of development of each antibody, to continue or discontinue participating in the development of the antibody. If both companies decide to continue development of an antibody, the development and commercialization costs will be shared equally, as would any potential profits from the sale of the antibody. If only one company decides to continue development of an antibody, it may do so at its own expense and would then be required to pay the other company a royalty on product sales.

ImmunoGen:  In September 2000, we entered into a collaboration with ImmunoGen providing us with access to ImmunoGen's maytansinoid Tumor-Activated Prodrug (TAP) technology. for use with Abgenix's fully human antibodies generated with XenoMouse(TM) technology. Under the agreement, we paid ImmunoGen $5 million in technology access fees, and are obligated to pay potential milestone payments, and royalties on net sales of any resulting products. In addition, we purchased $15 million of ImmunoGen common stock at $19.00 per share.

Japan Tobacco:  In December 1999, we entered into a collaboration agreement with Japan Tobacco allowing it to use XenoMouse for research purposes and to obtain options and/or product licenses for a limited number of specific antigen targets each year. In 2000, JT exercised two options to acquire product licenses.

Lexicon:  In July 2000, we entered into a drug discovery alliance with Lexicon Genetics Incorporated in which Lexicon will contribute drug targets for which we will generate fully human antibodies using XenoMouse technology.

Millennium:  In October 1998, we entered into a research license and option agreement with Millennium BioTherapeutics, ("Mbio") a majority owned subsidiary of Millenium Pharmaceuticals, Inc., to generate fully human antibodies to an antigen target in the field of inflammation. In September 1998, we entered into a second research collaboration agreement with Mbio covering a second antigen target in the field of inflammation. In March 2000, we entered into a broad collaboration agreement with Millenium Pharmaceuticals Inc. Under the agreement, Millenium receives a license to use XenoMouse technology for research purposes and a group of product licenses for a certain number of antigens. For additional future payments to us, Millenium may renew its research license and buy additional groups of product licenses.

Pfizer:  In December 1997, we entered into a research collaboration agreement with Pfizer to generate fully human antibodies to an antigen target in the cancer field. Subsequently, in 1998, 1999 and 2000 Pfizer exercised its options to include three more antigen targets and had one option remaining. Pfizer is paying us to perform the immunizations and to undertake certain research activities. In 2000, Pfizer exercised its option for a product license. Additionally, Pfizer filed an investigational new drug application (IND) for its first product candidate, triggering a milestone fee. In November 2000, Pfizer amended the original agreement to provide for up to ten additional antigen targets over an 8-year period.

Research Corporation Technologies:  In December 1998, we entered into a binding memorandum of understanding for a research collaboration agreement with RCT to generate fully human antibodies to CD45rb. Resultant antibody product candidates could potentially be used in treating organ transplant rejection and autoimmune disorders. The terms of the memorandum of understanding were implemented and expanded in a limited liability agreement in February 2001, creating the Alimmune LLC to generate antibodies to CD45.

SangStat:  In August 2000, we entered into a co-development, supply and license agreement with SangStat Medical Corporation for ABX-CBL, an antibody in-licensed and further developed by us. SangStat will have an exclusive worldwide license for the marketing and sale of ABX-CBL and, subject to the terms and conditions of the agreement, the right to commercialize other CD-147 antibodies, including ABX- RB2, the next generation fully human antibody to CD-147, generated using XenoMouse technology.

Schering-Plough:  In January 1998, we entered into a research collaboration agreement with Schering-Plough Research Institute to generate fully human antibodies to an antigen target in the field of inflammation. Under this agreement, Schering-Plough is paying us to perform the immunizations and certain research activities. In 1999, Schering-Plough exercised its option for a product license.

SmithKline Beecham:  In May 2000, we entered into a license agreement under which SmithKline Beecham Pharmaceuticals Inc. will use XenoMouse technology to generate fully human antibodies to an undisclosed antigen target.

U.S. Army:  In July 1999, we entered into a collaboration agreement with the U.S. Army to generate fully human antibodies to filoviruses. In October 1999, the U.S. Army expanded the agreement to include poxviruses.

Joint Venture with Japan Tobacco

Xenotech prior to our acquisition

    In June 1991, Cell Genesys entered into several agreements with Japan Tobacco for the purpose of forming an equally owned limited partnership named Xenotech. In connection with the formation of Xenotech, both Cell Genesys and Japan Tobacco contributed cash, and Cell Genesys contributed the exclusive right to certain of its technology for the research and development of genetically modified strains of mice that can produce fully human antibodies. Cell Genesys assigned its rights in Xenotech to us in connection with our formation. We provided research and development on behalf of Xenotech in exchange for cash payments. As of December 31, 1998, we had made capital contributions to Xenotech of approximately $18.6 million and had received approximately $42.9 million in funding for research related to the development of XenoMouse technology.

XenoMouse Technology

    On December 20, 1999, we executed several agreements with Japan Tobacco that became effective December 31, 1999 under which we acquired Japan Tobacco's interest in the Xenotech joint venture. Under the agreements, we paid $47.0 million in cash to Japan Tobacco for its 50% interest in the Xenotech joint venture under which the XenoMouse technology was developed; and we also made a non-recurring payment of $10.0 million to Japan Tobacco to terminate its then applicable rights to the current XenoMouse technology. Additionally, Japan Tobacco paid $4.0 million to us for a license to use the existing XenoMouse technology on a more limited basis than previously, and to use future XenoMouse technology that we develop. Japan Tobacco will also make royalty payments on any future sales of antibody products generated using XenoMouse. Lastly, under the December 1999 agreements, we granted to Japan Tobacco a license for certain new technology related to the generation of mouse models of certain human diseases. In return for this license, Japan Tobacco paid us $6.0 million, which was recorded in contract revenue.

Gene Therapy Rights Agreement with Cell Genesys

    In connection with the formation of Abgenix by Cell Genesys, Abgenix entered into the Gene Therapy Rights Agreement (GTRA), which provides Cell Genesys with certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy. Under the GTRA, Cell Genesys has certain rights to direct us to make antibodies to two antigens per year. In addition, Cell Genesys has an option to enter into a license to commercialize antibodies binding to such antigens in the field of gene therapy. Cell Genesys is obligated to make certain payments to us for these rights, including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits us from granting any third-party licenses for antibody products based on antigens nominated by us for our own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by us where gene therapy is a secondary field, we are obligated to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Intellectual Property

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We own five issued patents in the United States, one granted patent in Europe, three granted patents in Japan and have several pending patent applications in the United States and abroad relating to XenoMouse technology. Our wholly-owned subsidiary, Xenotech, owns two issued U.S. patents, one Australian patent and several pending U.S. and foreign patent applications related to methods of treatment of bone disease in cancer patients. Our wholly owned subsidiary, ImmGenics is exclusively licensed under one issued U.S. patent and one pending patent in Canada and Europe relating to the Selected Lymphocyte Antibody Method ("SLAM") technology. Our wholly owned subsidiary, IntraImmune owns several patents and pending applications in the United States and in Europe related to intrabody technology, which may give antibodies access to intracellular targets. In addition, we have six issued U.S. patents and several pending patent applications in the United States and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technology. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

    In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection of our trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information. The parties to these agreements may breach them. Also, our trade secrets may otherwise become known to, or be independently developed by, our competitors. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

    Research has been conducted for many years in the antibody and transgenic animal fields. This has resulted in a substantial number of issued patents and an even larger number of pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our contract parties may be prevented from pursuing product development or commercialization. Such a result will materially harm our business, financial condition and results of operations.

    We have one granted European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

    Glaxo Wellcome Inc. has a family of patents relating to certain methods for generating monoclonal antibodies which it is asserting against Genentech in ongoing litigation. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our product candidates, then we may need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, commercialization of one or more of our product candidates could be impeded in any jurisdictions in which these claims were in force.

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

    ImClone Systems, Inc., has announced that the United States Patent and Trademark Office has issued a notice of allowability of a patent covering a composition of matter of any EGFr monoclonal antibody that inhibits the binding of EGF to its receptor in combination with any anti-neoplastic agent, as well as the therapeutic use of such combinations. In addition, other third parties have or may receive other patents relating to EGFr monoclonal antibodies, their manufacture or their use. We will evaluate the scope and validity of each such patent to ascertain the relevance of such patent to our planned activities. The scope and validity of any such patent may materially impede our planned activities.

    We believe that ABX-EGF may be effective alone, and may be used without chemotherapy. We believe use of ABX-EGF alone is not covered by claims in other companies' patents.

    We are advised that in 2000, the Japanese Patent Office granted a patent to Kirin Beer Kabushiki Kaisha, one of our competitors, relating to non-human transgenic mammals. Kirin has filed corresponding patent applications in Europe and Australia. Kirin may also have filed a corresponding patent application in the United States. Our licensee, Japan Tobacco, has filed opposition proceedings against the Kirin patent. We cannot predict the outcome of those opposition proceedings, which may take years to be resolved. We will analyze the patent to determine its relevance to our business and if appropriate analyze the scope and validity of its claims.

    As discussed above, we own several patents in the United States, Japan and other countries around the world. We also hold several pending patent applications.

    The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

  •
  enforce patents that we own or license;
  •
  protect trade secrets or know-how that we own or license; or
  •
  determine the enforceability, scope and validity of the proprietary rights of others.

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

Patent Cross-License and Settlement Agreement with GenPharm

    In 1994, Cell Genesys and GenPharm and, beginning in 1996, Abgenix became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing fully human antibodies. Rather than endure the cost and business interruption of protracted litigation, in March 1997, Cell Genesys, along with us, Xenotech and Japan Tobacco, signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, we have licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice that produce fully human antibodies. We use our XenoMouse technology to generate fully human antibody products and have not licensed the use of, and do not use, any transgenic rodents developed or used by GenPharm. As initial consideration for the cross-license and settlement agreement, Cell Genesys issued a note to GenPharm for $15 million, which was paid in full on September 30, 1998. Of this note, approximately $3.8 million thereof satisfied certain of Xenotech's obligations under the agreement. Japan Tobacco also made an initial payment. During 1997, GenPharm achieved two patent milestones, and Xenotech was obligated to pay $7.5 million for each milestone. No additional payments will accrue under this agreement. In 1997, we recognized, as a non-recurring charge for the cross-license and settlement, a total of $22.5 million. We do not have any future financial obligations under the cross-license and settlement agreement.

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

    We believe our antibody products will be classified by the FDA as "biologic products" as opposed to "drug products." The steps ordinarily required before a biological product may be marketed in the United States include:

  •
  pre-clinical testing;
  •
  the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may commence;
  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the biologic;
  •
  the submission to the FDA of a Biologics License Application; and
  •
  FDA approval of the application, including approval of all product labeling.

    Pre-clinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. If we submit an IND, our submission may not result in FDA authorization to commence clinical trials. Also, the lack of an objection by the FDA does not mean it will ultimately approve an application for marketing approval. Furthermore, we may encounter problems in clinical trials that cause us or the FDA to delay, suspend or terminate our trials.

    Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board and with patient informed consent. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

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

    Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections by regulatory authorities may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

    Only three of our product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, are currently in clinical trials. Patient follow-up for these clinical trials has been limited. To date, we have not obtained enough data from these clinical trials to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

    Our other product candidates are still in pre-clinical development, and we have not submitted INDs or begun clinical trials for these product candidates. Our pre-clinical or clinical development efforts may not be successfully completed. Further INDs may not be filed. Clinical trials may not commence as planned.

    Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  •
  inability to manufacture sufficient quantities of materials for use in clinical trials;
  •
  slower than expected rate of patient recruitment;
  •
  inability to adequately follow patients after treatment;
  •
  unforeseen safety issues;
  •
  lack of efficacy during the clinical trials; or

  •
  government or regulatory delays.

    We have limited experience in conducting and managing clinical trials. We rely on third parties, including our contract parties, to assist us in managing and monitoring clinical trials. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if they fail to perform under our agreements with them.

    Our product candidates may fail to demonstrate safety and efficacy in clinical trials. Such failure may delay development of other product candidates, and hinder our ability to conduct related pre-clinical testing and clinical trials. As a result of such failures, we may also be unable to obtain additional financing. Our business, financial condition and results of operations will be materially harmed by any delays in, or termination of, our clinical trials.

    We and our third-party manufacturer also are required to comply with the applicable FDA current good manufacturing practice. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. The facilities must be approved before they can be used in commercial manufacturing of our products. We or our third-party manufacturer may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our third-party manufacturer fails to comply, our business, financial condition and results of operations will be materially harmed.

    For clinical investigation and marketing outside the United States, we may be subject to the regulatory requirements of other countries, which vary from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above.

Competition

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as us or our contract parties. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include Medarex, Medarex's joint venture partner, Kirin Brewing Co., Ltd, Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

    Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8. Furthermore, we are aware that ImClone Systems, Inc., Medarex, AstraZeneca and OSI Pharmaceuticals, Inc. have potential antibody and small-molecule product candidates already in clinical development that may compete with ABX-EGF.

    Many of these companies and institutions, either alone or together with their contract parties, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their contract parties, have significantly greater experience than we do in:

  •
  developing products;

  •
  undertaking pre-clinical testing and human clinical trials;
  •
  obtaining FDA and other regulatory approvals of products; and
  •
  manufacturing and marketing products.

    Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

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

  •
  other drug development technologies and methods of preventing or reducing the incidence of disease;
  •
  new small molecules; or
  •
  other classes of therapeutic agents.

    Developments by others may render our product candidates or technologies obsolete or non-competitive. We face and will continue to face intense competition from other companies for contractual arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their contract parties, may succeed in developing technologies or products that are more effective than ours.

Pharmaceutical Pricing and Reimbursement

    In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. These studies may require us to incur significant costs. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially harmed.

Manufacturing

    We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In May 2000, we entered into a long-term lease for this facility. Construction has started and this facility is expected to be operational by year-end 2002. The construction schedules may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process for manufacture of antibody products is complex. We have no experience in clinical or commercial scale manufacture of ABX-CBL, ABX-IL8, ABX-EGF or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which complies with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. If we are unable to establish and maintain such manufacturing facility within our planned time and costs parameters, the development and sales of our products and our financial performance may be adversely affected.

    We currently rely, and will continue to rely for at least the next five years, on a sole source contract manufacturer, Lonza Biologics (Lonza), to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. In December 2000, we entered into a manufacturing supply agreement with Lonza, wherein Lonza will make available exclusively to us, for a period of five years commencing approximately in the fall of 2001, a cell culture production suite within its facility. With this agreement, we gain access to production capacity and scheduling flexibility similar to owning the facility, while Lonza retains responsibility for staffing and operating the facility. The term of the agreement is five years with an option to extend the agreement. The dedicated cell culture production suite with associated purification capacity is undergoing refurbishment and is expected to be operational in the third quarter of 2001. Lonza has a limited number of facilities in which our product candidates can be produced and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

    Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs and development of advanced manufacturing techniques and process controls. Our third-party manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our third-party manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially harmed.

Recent Developments

    In November 2000, we acquired all of the voting stock of ImmGenics Pharmaceuticals Inc., a Canadian biotechnology company that develops and intends to commercialize antibody-based therapeutic and diagnostic products for the treatment and diagnosis of a variety of diseases. ImmGenics' proprietary technology is intended to increase both the effectiveness and speed of antibody product discovery by increasing the number of antibodies that can be screened for any given antigen target. The total purchase price was approximately $77.2 million, including cash compensation amounts associated with the purchase of employee stock options and transaction costs. Under the terms of the agreement, ImmGenics special shares were issued to former common and preferred shareholders and debenture holders of ImmGenics. The ImmGenics special shares would have been convertible into common shares of Abgenix if the common shares were included in a registration statement that was declared effective by the Securities and Exchange Commission ("SEC"). In the absence of an effective registration statement, the special shareholders have the right to put their shares to us for cash. Their put rights will be fully vested on May 12, 2001 and will expire March 31, 2002. In February 2000, we notified the holders of ImmGenics special shares that the purchase price would be settled in cash. As of March 23, 2001, 6,465,378 ImmGenics special shares had been exchanged for $32,114,825 and 7,250,107 of the shares were still outstanding. As a result of the acquisition, we recorded a significant one-time charge in the fourth quarter of 2000 of approximately $5.2 million for in-process research and development, and $65.4 million related to intangible assets including existing technology, goodwill and assembled workforce. The resulting intangible assets will result in significant amortization over a period of approximately 15 years; and compensation over approximately two years.

    In November 2000, we acquired IntraImmune Therapies, Inc., a biotechnology company based in Cambridge, Massachusetts, for a cash consideration of $9.3 million. IntraImmune's proprietary technology allows antibodies to gain access to intracellular targets. Currently, antibody-based therapies are limited to extracellular targets. IntraImmune's technology offers the potential to increase the range of potential targets appropriate for antibody therapy. IntraImmune's operations have been phased out as work on the proprietary technologies has been transferred to us.

Employees

    As of December 31, 2000, we employed 174 persons. Approximately 148 employees were engaged in research and development, and 26 supported administration, finance, management information systems and human resources.

    Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

Executive Officers

    The names and ages of our executive officers are as follows:

Name	Age	Position(s)
R. Scott Greer	42	Chairman and Chief Executive Officer
Raymond M. Withy, Ph.D	45	President and Chief Operating Officer
C. Geoffrey Davis, Ph.D	49	Chief Scientific Officer
Kurt W. Leutzinger	49	Chief Financial Officer
Steve M. Chamow, Ph.D	48	Vice President, Process Sciences
Gregory M. Landes, Ph.D	49	Vice President, Product Discovery
John C. Meyer	56	Vice President, Human Resources
Gayle M. Mills	46	Vice President, Business Development
Patrick M. Murphy	46	Vice President, Manufacturing
Gisela M. Schwab, M.D	44	Vice President, Clinical Development
Susan L. Thorner	52	Vice President, General Counsel and Secretary

    R. Scott Greer has served as our Chairman of the Board since May 2000, and as our Chief Executive Officer and director since June 1996. From June 1996 until December 2000, he served as our President. He also serves as a director of CV Therapeutics. From July 1994 to July 1996, Mr. Greer was Senior Vice President of Corporate Development at Cell Genesys. From April 1991 to July 1994, Mr. Greer was Vice President of Corporate Development and from April 1991 to September 1993 was Chief Financial Officer of Cell Genesys. From 1986 to 1991, Mr. Greer held various positions at Genetics Institute, Inc., a biotechnology company, including Director, Corporate Development. Mr. Greer received a BA degree in Economics from Whitman College and an MBA degree from Harvard University and is a certified public accountant.

    Raymond W. Withy, Ph.D., has served as our President and Chief Operating Officer since January 2001. From January 2000 to December 2000 he served as our Chief Business Officer and from June 1996 to January 2000 as our Vice President, Corporate Development. He also serves as a director of Xenotech. From May 1993 to June 1996, Dr. Withy served in various positions at Cell Genesys, most recently as Director of Business Development. From 1991 to May 1993, Dr. Withy was a private consultant to the biotechnology industry in areas of strategic planning, business development and licensing. From 1984 to 1991, Dr. Withy was an Associate Director and Senior Scientist at Genzyme Corporation, a biotechnology company. Dr. Withy received a BS degree in Chemistry and Biochemistry and a Ph.D. degree in Biochemistry, both from the University of Nottingham.

    C. Geoffrey Davis, Ph.D., has served as our Chief Scientific Officer since January 2000 and from June 1996 until December 2000 as our Vice President, Research. From January 1995 to June 1996, Dr. Davis was Director of Immunology at the Xenotech Division of Cell Genesys. From November 1991 to December 1994, he served at Repligen Corporation, a biotechnology company, first as Principal Investigator and then as Director of Immunology. Dr. Davis received a BA degree in Biology from Swarthmore College and a Ph.D. degree in Immunology from the University of California, San Francisco.

    Kurt W. Leutzinger, has served as our Chief Financial Officer since July 1997. From June 1987 to July 1997, Mr. Leutzinger was a Vice-President of General Electric Investments and a portfolio manager of the General Electric Pension Fund. At General Electric, he was responsible for private equity investments with a focus on medical technology. Mr. Leutzinger received a BA degree in Economics from Fairleigh Dickinson University and an MBA degree in Finance from New York University and is a certified public accountant.

    Steven M. Chamow, Ph.D., has served as our Vice President, Process Sciences since April 2000. From 1998 to April 2000, Dr. Chamow was Director, Biopharmaceutical Development at Scios, Inc., a biotechnology company. From 1987 to 1998, he held various positions at Genentech, a biotechnology company, including Senior Scientist, Recovery Sciences. Dr. Chamow received a BA degree in Biology from the University of California, Santa Cruz and a Ph.D. degree in Biochemistry from the University of California, Davis.

    Gregory M. Landes, Ph.D., has served as our Vice President, Product Discovery since May 2000. From 1982 to May 2000, Dr. Landes held various positions at Genzyme, a biotechnology company, most recently as Vice President, Genetics and Genomics. From 1978 to 1981, Dr. Landes was a Postdoctoral Fellow at the Department of Chemistry and Biochemistry at the University of California, Los Angeles. Dr. Landes received a BA degree in Chemistry and a Ph.D. degree in Biochemistry from the University of Kansas.

    John C. Meyer, has served as our Vice President, Human Resources since September 2000. Mr. Meyer was Vice President, Human Resources at various high technology and biotechnology companies, including Somnus Medical Technologies from 1999 to September 2000, Vivus Inc. from 1998 to 1999, Target Therapeutics from 1996 to 1997 and Chipcom Corporation from 1991 to 1995. Mr. Meyer received a BS degree in Business Administration from Colorado State University.

    Gayle M. Mills, has served as our Vice President, Business Development since September 2000. From 1998 to September 2000, Ms. Mills was Vice President, Business Development at EOS Biotechnology. From 1995 to 1998, Ms. Mills was Vice President, Business Development and Strategic Marketing for the Neurobiology Unit at Roche Bioscience, a biopharmaceutical company. Ms. Mills served as Director, Business Development both at Affymax Technologies from 1993 to 1995 and at Syntex Corp. from 1991 to 1993. Ms. Mills received a BS degree in Business Administration from the College of Notre Dame and an MBA degree from Santa Clara University.

    Patrick M. Murphy, has served as our Vice President, Manufacturing since May 2000. From 1981 to May 2000, Mr. Murphy held various positions at Genentech, a biotechnology company, most recently as Director, Strategic Operations. During his 18 years at Genentech, Mr. Murphy guided seven new products through the manufacturing, approval and facility licensing processes. Mr. Murphy received a BS degree in Biochemistry from the State University of New York.

    Gisela M. Schwab, M.D., joined us as our Vice President, Clinical Development in November 1999. From September 1992 to October 1999, Dr. Schwab held various positions at Amgen Inc., a biotechnology company, most recently as Director, Clinical Research and Therapeutic Area Team Leader for Oncology/Hematology. Dr. Schwab received an M.D. degree from the University of Heidelberg in Germany. She is board certified in Hematology and Oncology and has performed research in molecular biology at the National Cancer Institute in Bethesda, Maryland, and at the French National Institute for Health and Research in Paris.

    Susan L. Thorner, joined us as our Vice President, General Counsel and Secretary in February 2001. From August 1999 to February 2001, Ms. Thorner was Special Counsel at the law firm of Farella Braun & Martel. From August 1998 to August 1999, Ms Thorner was Director of Legal Affairs at Ross Stores, Inc. and prior to this from August 1994 to August 1998 held various positions, most recently Director of Corporate Law, at Apple Computer, Inc. Ms. Thorner was previously a partner at two law firms, Morrison & Foerster in San Francisco and Hughes Hubbard & Reed in New York City. Ms. Thorner received her JD degree from Harvard Law School.

Scientific Advisory Board

    We have established a Scientific Advisory Board to provide specific expertise in areas of research and development relevant to our business. The Scientific Advisory Board meets periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

Anthony DeFranco, M.D., Ph.D	Professor, Biochemistry and Biophysics, University of California, San Francisco
John Gallin, M.D	Director, Warren Grant Magnusen Clinical Center, National Institute of Health
Raju S. Kucherlapati, Ph.D	Professor and Chair, Molecular Genetics, Albert Einstein College of Medicine
Michel Nussenzweig, M.D., Ph.D	Professor, Molecular Immunology, Rockefeller University
Greg T. Went	President and Chief Executive Officer, DNA Sciences Inc.
Philip Hieter	Professor, Medical Genetics, University of British Columbia

Additional Factors That Might Affect Future Results

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

    Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

  •
  delays in product development, clinical testing or manufacturing;
  •
  unplanned expenditures in product development, clinical testing or manufacturing;
  •
  failure in clinical trials or failure to receive regulatory approvals;
  •
  emergence of superior or equivalent products;
  •
  inability to manufacture on our own, or through others, product candidates on a commercial scale;
  •
  inability to market products due to third-party proprietary rights;
  •
  election by our customers not to pursue product development;
  •
  failure by our customers to develop products successfully; and
  •
  failure to achieve market acceptance.

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

    As of December 31, 2000 three of our proprietary product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable Federal Drug Administration, or FDA, guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and/or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

    Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  •
  inability to manufacture sufficient quantities of materials for use in clinical trials;
  •
  slower than expected rate of patient recruitment;
  •
  inability to adequately follow patients after treatment;
  •
  unforeseen safety issues;
  •
  lack of efficacy during the clinical trials; or
  •
  government or regulatory delays.

    We have limited experience in conducting and managing clinical trials. We rely on third parties, including our customers, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or in failure to complete, these trials if the third parties fail to perform under our agreements with them.

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

    We currently rely, and will continue to rely for at least the next five years, on a sole source contract manufacturer, Lonza Biologics (Lonza), to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. In December 2000, we entered into a manufacturing supply agreement with Lonza, wherein Lonza will make available exclusively to us, for a period of five years commencing approximately in the fall of 2001, a cell culture production suite within its facility. With this agreement, we gain access to production capacity and scheduling flexibility similar to owning the facility, while Lonza retains responsibility for staffing and operating the facility. The term of the agreement is for five years with an option to extend the agreement. The dedicated cell culture production suite with associated purification capacity is undergoing refurbishment and is expected to be operational in the third quarter of 2001. Lonza has a limited number of facilities in which our product candidates can be produced and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

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

    We are in the planning stages of establishing our own pilot scale manufacturing facility for the manufacture of products for Phase I and Phase II clinical trials, in compliance with FDA good manufacturing practices. In May 2000, we signed a long-term lease for a building to be built to contain this pilot scale facility. Construction has started and this facility is expected to be operational by year-end 2002. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which comply with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. If we are unable to establish and maintain a manufacturing facility within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

    We also may encounter problems with the following:

  •
  production yields;
  •
  quality control and assurance;
  •
  shortages of qualified personnel;
  •
  on-going compliance with FDA regulations;
  •
  production costs; and
  •
  development of advanced manufacturing techniques and process controls.

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

    Our strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation of collaboration agreements with third parties. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. We must enter into these agreements to successfully develop and commercialize product candidates. These agreements are necessary in order for us to:

  •
  access proprietary antigens for which we can generate fully human antibody products;
  •
  fund our research and development activities;

  •
  fund pre-clinical development, clinical trials and manufacturing;
  •
  seek and obtain regulatory approvals; and
  •
  successfully commercialize existing and future product candidates.

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

  •
  limit the number of product candidates that we will be able to develop and commercialize;
  •
  reduce the likelihood of successful product introduction;
  •
  significantly increase our capital requirements; and
  •
  place additional strain on our management's time.

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

  •
  adversely affect the successful commercialization of any drugs that we or our customers develop;
  •
  impose costly procedures on us or our customers;
  •
  diminish any competitive advantages that we or our customers may attain; and
  •
  adversely affect our receipt of revenues or royalties.

    Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Compliance with other regulatory requirements may not be maintained. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third-party manufacturers may be subject to sanctions, including:

  •
  delays;
  •
  warning letters;
  •
  fines;
  •
  product recalls or seizures;
  •
  injunctions;
  •
  refusal of the FDA to review pending market approval applications or supplements to approval applications;
  •
  total or partial suspension of production;
  •
  civil penalties;
  •
  withdrawals of previously approved marketing applications; and
  •
  criminal prosecutions.

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

    Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy, and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

  •
  establishment and demonstration of clinical efficacy and safety;
  •
  cost-effectiveness of our product candidates;
  •
  their potential advantage over alternative treatment methods;
  •
  reimbursement policies of government and third-party payors; and
  •
  marketing and distribution support for our product candidates.

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

We have a history of losses.

    We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999 and $8.8 million in

2000. As of December 31, 2000, our accumulated deficit was $98.6 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse technology and antibody product candidates;
  •
  costs associated with certain agreements with Japan Tobacco;
  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of ImmGenics, IntraImmune and Xenotech;
  •
  costs related to a cross-license and settlement agreement with GenPharm relating to our intellectual property portfolio; and
  •
  general and administrative costs relating to our operations.

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

Our future profitability is uncertain.

    Prior to June 1996, our business was owned by Cell Genesys, Inc. and operated as a business unit of Cell Genesys. Since that time, we have funded our research and development activities primarily from:

  •
  initial contributions from Cell Genesys;
  •
  private placements of our capital stock;
  •
  the initial public offering of our common stock in 1998;
  •
  the follow-on public offering of our common stock in 1999;
  •
  the follow-on public offering of our common stock in February 2000;
  •
  a private placement of our common stock in November 2000;
  •
  revenues generated from our licensing and contractual agreements;
  •
  equipment leaseline financings; and
  •
  loan facilities.

    We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and contractual agreements and interest income. To date, payments under licensing and contractual agreements have been in the form of option fees, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:

  •
  enter into further licensing and contractual agreements;
  •
  successfully complete pre-clinical development or clinical trials;
  •
  obtain required regulatory approvals;

  •
  successfully develop, manufacture and market product candidates; or
  •
  generate additional revenues or profitability.

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

  •
  the scope and results of pre-clinical development and clinical trials;
  •
  the retention of existing and establishment of further licensing and contractual agreements, if any;
  •
  continued scientific progress in our research and development programs;
  •
  the size and complexity of these programs;
  •
  the cost of establishing manufacturing capabilities and conducting commercialization activities and arrangements;
  •
  the time and expense involved in seeking regulatory approvals;
  •
  competing technological and market developments;
  •
  the time and expense of filing and prosecuting patent applications and enforcing patent claims;
  •
  investment in, or acquisition of, other companies;
  •
  product in-licensing; and
  •
  other factors not within our control.

    We believe that our cash and cash equivalents, short-term investments and cash generated from our customer agreements will be sufficient to meet our operating and capital requirements for at least one year. However, we may need additional financing within this time period. We may need to raise additional funds through public or private financings, licensing and contractual agreements or other arrangements. Additional funding may not be available to us on favorable terms, if at all. Furthermore, any additional equity financing would be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. Contractual arrangements may require us to relinquish our rights to certain of our technologies, product candidates or marketing territories. If we fail to raise additional funds when needed, our business, financial condition and results of operations will be materially harmed.

Risks Related to our Intellectual Property

Our patent position is uncertain and our success depends on our proprietary rights.

    Our success depends in part on our ability to:

  •
  obtain patents;
  •
  protect trade secrets;
  •
  operate without infringing upon the proprietary rights of others; and
  •
  prevent others from infringing on our proprietary rights.

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We own five issued patents in the United States, one granted patent in Europe, three granted patents in Japan and have several pending patent applications in the United States and abroad relating to XenoMouse technology. Our wholly-owned subsidiary, Xenotech, owns two issued U.S. patents, one Australian patent and several pending U.S. and foreign patent applications related to methods of treatment of bone disease in cancer patients. Our wholly-owned subsidiary, ImmGenics, is exclusively licensed under one issued U.S. patent and one pending patent in Canada and Europe relating to the Selected Lymphocyte Antibody Method ("SLAM") technology. Our wholly owned subsidiary, IntraImmune, owns several patents and pending application in the United States and in Europe related to intrabody technology. In addition, we have six issued U.S. patents and several pending patent applications in the United States and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

    Research has been conducted for many years in the antibody and transgenic animal fields. This has resulted in a substantial number of issued patents and an even larger number of pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our customers may be prevented from pursuing product development or commercialization. Such a result will materially harm our business, financial condition and results of operations.

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

    Glaxo Wellcome Inc. has a family of patents relating to certain methods for generating monoclonal antibodies which it is asserting against Genentech in ongoing litigation. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our product candidates then we may need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, commercialization of one or more of our product candidates could be impeded in any territories in which these claims were in force.

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

    ImClone Systems, Inc., has announced that the United States Patent and Trademark Office has issued a notice of allowability of a patent covering a composition of matter of any EGFr monoclonal antibody that inhibits the binding of EGF to its receptor in combination with any anti-neoplastic agent, as well as the therapeutic use of such combinations. In addition, other third parties have or may receive other patents relating to EGFr monoclonal antibodies, their manufacture or their use. We will evaluate the scope and validity of each such patent to ascertain the relevance of such patent to our planned activities. The scope and validity of any such patent may materially impede our planned activities.

    We are advised that in 2000, the Japanese Patent Office granted a patent to Kirin Beer Kabushiki Kaisha, one of our competitors, relating to non-human transgenic mammals. Kirin has filed corresponding patent applications in Europe and Australia. Kirin may also have filed a corresponding patent application in the United States. Our licensee, Japan Tobacco, has filed opposition proceedings against the Kirin patent. We cannot predict the outcome of those opposition proceedings, which may take years to be resolved. We will analyze the patent to determine its relevance to our business and if appropriate analyze the scope and validity of its claims.

    As discussed above, we own several patents in the United States, Japan and other countries around the world. We also hold several pending patent applications.

    The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

  •
  enforce patents that we own or license;
  •
  protect trade secrets or know-how that we own or license; or
  •
  determine the enforceability, scope and validity of the proprietary rights of others.

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

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as us or our customers. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc., Medarex's joint venture partner, Kirin Brewing Co., Ltd., Cambridge Antibody Technology Group plc, Protein Design Labs, Inc. and MorphoSys AG.

    Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp. and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc., have potential product candidates that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., Medarex, AstraZeneca and OSI Pharmaceuticals, Inc., have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

    Many of these companies and institutions, either alone or together with their customers, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their customers, have significantly greater experience than we do in:

  •
  developing products;
  •
  undertaking pre-clinical testing and human clinical trials; and
  •
  obtaining FDA and other regulatory approvals of products.

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

  •
  other drug development technologies and methods of preventing or reducing the incidence of disease;
  •
  new small molecules; or
  •
  other classes of therapeutic agents.

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

    In early November, we acquired all of the voting stock of ImmGenics Pharmaceuticals Inc., a Canadian biotechnology company that develops and intends to commercialize antibody-based therapeutic and diagnostic products for the treatment and diagnosis of a variety of diseases, for an aggregate consideration of approximately $77.2 million.

    We have a limited history of operating the business of our company and ImmGenics on a consolidated basis, and we have no prior experience operating a business outside of the United States. We may have difficulty integrating ImmGenics' research and development operations with our own. Difficulty managing the integration of ImmGenics could result from many factors, some of which are beyond our control, including the following:

  •
  the geographic distance between our Fremont, California headquarters and our acquired Vancouver, British Columbia office;
  •
  potential differences in research and development protocols between ImmGenics and ourselves; and
  •
  the potential loss of personnel from our acquired operations.

    In the future, we may from time to time seek to expand our business through additional corporate acquisitions. Our acquisition of companies and businesses and expansion of operations, including the recent acquisition of ImmGenics, involve risks such as the following:

  •
  the potential inability to identify target companies best suited to our business plan;
  •
  the potential inability to successfully integrate acquired operations and businesses and to realize anticipated synergies, economies of scale or other expected value;
  •
  incurrence of expenses attendant to transactions that may or may not be consummated; and
  •
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

    In June 1999, our board of directors adopted a stockholder rights plan, which was amended in November 1999. The stockholder rights plan provides for a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $30.00. Each right will become exercisable following the tenth day after a person or group, other than Cell Genesys or its affiliates, successors or assigns, announces an acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned 10.45% of our outstanding common stock as of February 28, 2001 each right will become exercisable following the tenth day after it announces the acquisition of more than 25% of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of more than 25% of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more, or in the case of Cell Genesys, or its affiliates, successors or assigns, more than 25%, of our common stock.

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

  •
  issue preferred stock without any vote or further action by the stockholders;
  •
  eliminate the right of stockholders to act by written consent without a meeting;
  •
  specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings; and
  •
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

Our stock price is highly volatile.

    The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between December 31,

1999 and December 31, 2000, our common stock closed as high as $99.75 per share and as low as $28.00 per share (as adjusted for two stock splits). This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

  •
  fluctuations in our operating results;
  •
  announcements of technological innovations or new commercial therapeutic products by us or our competitors;
  •
  published reports by securities analysts;
  •
  progress with clinical trials;
  •
  government regulation;
  •
  changes in reimbursement policies;
  •
  developments in patent or other proprietary rights;
  •
  developments in our relationship with customers;
  •
  public concern as to the safety and efficacy of our products; and
  •
  general market conditions.

Item 2. Properties

    We are currently leasing about 329,000 square feet of office, laboratory and pilot scale manufacturing facilities in Fremont, California. Our leases expire in the years 2007 through 2015 with options to extend. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms. Our newly acquired ImmGenics facilities in Vancouver, Canada consist of approximately 10,920 square feet of leased premises.

Item 3. Legal Proceedings

    We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security-Holders

    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

    Our common stock trades on the Nasdaq National Market under the symbol "ABGX." The following table lists quarterly information on the price range of our common stock based on the high and low reported closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated below, as adjusted to reflect a two-for-one common stock split effective on April 6, 2000 and a two-for-one common stock split effective on July 7, 2000. These prices do not include retail markups, markdowns or commissions.

	High	Low
Fiscal 1999:
First Quarter	$4.53	$3.31
Second Quarter	4.97	3.31
Third Quarter	11.91	4.72
Fourth Quarter	33.13	9.32
Fiscal 2000:
First Quarter	$99.75	$28.00
Second Quarter	69.02	32.31
Third Quarter	85.81	50.13
Fourth Quarter	93.19	46.81

Recent Sales of Unregistered Securities

    During the fourth quarter ended December 31, 2000, we issued the following unregistered securities:

  •
  On November 6, 2000 we issued 3,300,000 shares of common stock to qualified institutional and other accredited investors at a per share purchase price of $70.00.

    The offer and sale of securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. All recipients had adequate access, through their relationship with Abgenix, to information about Abgenix. There were no underwritten offerings employed in connection with the transaction set forth above. We have registered the resale of those shares.

Item 6. Selected Consolidated Financial Data

ABGENIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998	1997	1996
Revenues:
Contract revenue	$26,601	$12,285	$2,498	$611	$—
Revenue under collaborative agreements from related parties	—	—	1,344	1,343	4,719
Interest income	32,848	3,045	961	307	203

Total revenues	59,449	15,330	4,803	2,261	4,922
Costs and expenses:
Research and development	51,329	21,106	17,588	11,405	9,433
Amortization of intangible assets, related to research and development	3,992	—	—	—	—
General and administrative	7,667	5,164	3,405	3,525	2,565
In-process research and development charge	5,215	—	—	—
Charge for cross-license and settlement	—	—	—	11,250
Equity in (income) losses from the Xenotech joint venture	—	(546)	107	11,250	—
Non-recurring termination fee	—	8,667	—	—	—
Interest expense	39	438	530	711	24

Total costs and expenses	68,242	34,829	21,630	38,141	12,022

Loss before income tax	(8,793)	(19,499)	(16,827)	(35,880)	(7,100)
Foreign income tax expense	—	1,000	—	—	—

Net loss	$(8,793)	$(20,499)	$(16,827)	$(35,880)	$(7,100)

Basic and diluted net loss per share	$(0.11)	$(0.35)	$(0.75)	$(258.13)	$(11,677.63)

Shares used in computing basic and diluted net loss per share	80,076	58,148	22,412	139	0.61

	December 31,
	2000	1999	1998	1997	1996
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$702,676	$58,012	$16,744	$15,321	$10,172
Working capital	621,480	56,113	13,101	6,637	5,564
Total assets	936,800	148,541	24,220	22,084	14,357
Long-term debt, less current portion	—	421	2,180	3,979	1,757
Redeemable convertible stock	—	—	—	31,189	10,150
Accumulated deficit	(98,593)	(89,800)	(69,301)	(52,474)	(16,594)
Total stockholders' equity	839,675	137,060	16,959	(22,318)	(2,316)

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

Overview

    We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed XenoMouse technology, a proprietary technology that offers many advantages, including rapid generation of highly specific, fully human antibody product candidates that bind to essentially any disease target appropriate for antibody therapy. In addition, we believe our technology offers advantages in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize through licensing to pharmaceutical companies and others, joint development and internal product development programs. We have contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. In addition, we have three proprietary antibody product candidates currently in clinical trials, two of which we agreed to co-develop and commercialize with others.

    As of December 31, 2000 we have entered into contracts to use our XenoMouse technology to produce and/or develop the resulting fully human antibodies with twenty-three customers covering numerous antigen targets. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. The terms of the arrangements vary, but can generally be categorized as follows:

•
Antigen Target Sourcing Contracts—Five of our contracts are target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide that we make fully human antibodies to the contract parties' antigen targets. There are various mechanisms for each of the parties to evaluate and select antibodies from the pool of generated antibodies for further development and commercialization. The party selecting a product candidate will generally pay to the other, for rights to develop and commercialize such product, license fees, milestone payments and royalty payments on any eventual product sales.

•
Proprietary Product Licensing—In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex agreed to make an initial license fee payment to us at signing and a second license fee payment to us upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We and Immunex share responsibility for product development. We will be responsible for completing the ongoing Phase I trials, and if the Phase I trials are successful, both companies will share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential product, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an antibody developed by us. Under that agreement, SangStat made an initial license fee payment and has agreed to make additional milestone payments. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We and SangStat share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

    We intend to build our product portfolio by generating antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy and entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. These arrangements may or may not involve joint sharing of costs and profits.

•
Technology Licensing—These agreements typically provide our customers with access to XenoMouse technology for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody product they wish to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by our customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. Additionally, we are entitled to receive royalties on any future product sales by the customer.

    Our dependence on contracts with third parties subjects us to a number of risks. Agreements with licensees typically allow such licensees significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our licensees may devote to the product candidates. Even if we fulfill our obligations under an agreement, the licensee can terminate the agreement at any time following proper written notice. If any licensee were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed.

    We have three antibody product candidates that are currently in clinical trials, two of which are now being co-developed with partners, as follows:

•
ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is our fully human antibody candidate for the treatment of psoriasis and rheumatoid arthritis. The status of clinical trials for ABX-IL8 is as follows:

•
Psoriasis—We completed Phase I, Phase I/II and Phase IIa clinical trials. We initiated Phase IIb clinical trials in February 2001 and enrollment is ongoing.

•
Rheumatoid arthritis—We initiated a Phase Ia clinical trial in December 2000 and enrollment is ongoing.
•
ABX-EGF—Generated using XenoMouse technology, ABX-EGF is our fully human antibody candidate for the treatment of a variety of cancers. We initiated a Phase I clinical trial for ABX-EGF in cancer in 1999 and enrollment is ongoing. In July 2000, we entered the joint development and commercialization agreement with Immunex Corporation for ABX-EGF described above. During 2001, we plan to initiate several Phase II trials of ABX-EGF.

•
ABX-CBL—We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We completed a multi-

  center Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999 in which enrollment is ongoing. In August 2000, we entered into the joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL described above.

    We will expend significant capital to conduct clinical trials for these products. We believe that more extensive clinical data will enable us to enter into additional contractual arrangements. We expect that this will substantially increase our capital needs over the next few years and increase operating losses. However, we believe that we will be able to receive more favorable fees and payments from our contract parties if we have completed significant development of these products.

Results of Operations

  Years Ended December 31, 2000, 1999, and 1998

    Contract revenues increased to $26.6 million in 2000 from $12.3 million in 1999. Contract revenue in 2000 included the following:

•
Research and license fees of $10.0 million were recognized under an agreement with Millennium Pharmaceuticals in which we granted several licenses to make, use and sell antibodies generated with XenoMouse. Payments totaling $10.0 million were received in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish the technology at Millennium Pharmaceuticals Inc. We recognized these fees ratably each month over the period ended December 31, 2000 during which Abgenix fulfilled its obligation to assist in establishing the technology at Millennium, enabling Millennium to practice the research license and product licenses.

•
A total of $6.4 million was recognized under agreements related to the respective joint development and commercialization agreements with Immunex and SangStat, for the development of ABX-EGF and ABX-CBL, respectively. License fees of $7.0 million were received in 2000 and we are recognizing these fees ratably over the minimum periods we are obligated to share in development costs. For Immunex this is the 17-month period ended December 31, 2001 and the amount recognized in 2000 was $1.5 million. For SangStat this is the six-month period ended January 31, 2001, and the amount recognized in 2000 was $1.7 million. Additionally, in 2000, we recognized in total $3.2 million as revenue from both Immunex and SangStat, which represents 50% of the development costs of ABX-EGF and ABX-CBL we incurred and recorded as expense in 2000, net of 50% of the development costs incurred by Immunex and SangStat.

•
License fees of $2.7 million were recognized in 2000 related to the license of certain technologies to Japan Tobacco in 1999. This technology was completed and delivered in 2000.

•
Additionally in 2000, the following fees were recognized: a technology transfer fee was recognized from Pfizer; a milestone fee was recognized from Pfizer related to Pfizer's filing of an Investigational New Drug application with the FDA for an antibody product candidate for the treatment of cancer; licensing fees for four antigen targets under existing collaborations; option fees; research funding; and fees for research milestones and certain research work.

    In comparison, contract revenue in 1999 and 1998 included the following:

•
In 1999, a total of $8.3 million was recognized under agreements with Japan Tobacco Inc. as follows: $6.0 million for the license of certain technology in December 1999; and $2.3 million in fees for the reimbursement of clinical trial costs and certain joint interest rights in the data from the ABX-IL8 clinical trials. Additionally in 1999, contract revenues included licensing fees for three antigen targets under existing collaborations, option fees, and fees for research milestones and certain research work.

•
In 1998, approximately $1.3 million was recognized for performing research for Xenotech, which, up until December 1999 when we acquired 100% of Xenotech, was an equally owned joint venture with

  JT America (a wholly owned subsidiary of Japan Tobacco Inc.). Additionally in 1998, contract revenues included option fees, and fees for research milestones and certain research work.

    Interest income consists primarily of interest from cash, cash equivalents and short-term investments. Interest income increased to $32.8 million in 2000 compared to $3.0 million in 1999 and $1.0 million in 1998. These increases are due to higher average balances of marketable securities and cash equivalents as a result of our follow-on offerings and private placements in 2000, in which we raised $717.1 million, and in 1999, in which we raised $123.6 million.

    Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $51.3 million in 2000 from $21.1 million in 1999 and from $17.6 million in 1998. The increases reflect primarily costs associated with the following:

•
Increased personnel—Staffing increased 103% and 25% in 2000 and 1999, respectively. The increase is to support the increased level of product development activities, including new target validation, process sciences, manufacturing and increased clinical activities. Additionally, the increase in personnel is related to increased licensing activity. Included in the increase are salary and related fringe benefits, recruiting and relocation costs. We expect personnel costs to increase further as we continue to build our organization.

•
Product Supply Agreement—Included in 2000 is a charge of approximately $3.8 million to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement with a contract manufacturer. In December 2000, the option expired and the five-year manufacturing supply agreement was executed.

•
Technology-in-licensing—Included in 2000, are fees of $5.0 million paid to ImmunoGen for providing the Company with non-exclusive access to ImmunoGen's maytansinoid Tumor-Activated Prodrug technology. Under the agreement with ImmunoGen, future payments are due if certain milestones are met and royalties are due on net sales of any resulting products. Additionally in 2000 a fee was paid to Genzyme Transgenics Corporation related to research they are performing in which they agreed to produce our antibody product candidate, ABX-IL8 using Genzyme's manufacturing system. Under this agreement, for undisclosed fees and milestone payments, Genzyme will develop transgenic goats that express ABX-IL8 in their milk. Additionally, several future payments are required if certain milestones are met.

•
Clinical Costs—Clinical costs have increased over the last two years as we have initiated new clinical trials and progressed to later stage clinical trials for our three product candidates, ABX-CBL, ABX-IL8 and ABX-EGF. During 2000, we had clinical trials in progress during the entire year for ABX-CBL, ABX-IL8 and ABX-EGF. During 1999 we had clinical trials in progress for the entire year for ABX-CBL and ABX-IL8, and for the last 6 months of the year for ABX-EGF. During 1998 we initiated clinical trials for ABX-CBL and ABX-IL8. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Additionally, such costs include the costs of manufacturing the antibody used in clinical trials. In July and August 2000, we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. However, we expect clinical costs will increase in the future as we enter additional clinical trials for both new and existing product candidates.

•
Other—The increase in 1999, is also due to the increased compensation expense resulting from valuation of non-employee stock options.

    We anticipate that research and development expenses will increase in future periods as we expand research and development efforts and clinical trials.

    Amortization of intangible assets of $4.0 million in 2000 relates to existing technology (including patents and certain royalty rights), goodwill and assembled workforce, which were acquired through the acquisitions of ImmGenics and IntraImmune in November 2000 and Xenotech in December 1999. The existing technology and goodwill are being amortized over 15 years and the assembled workforce over 2 years, their expected useful lives.

    General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $7.7 million in 2000 from $5.2 million in 1999 and $3.4 million in 1998. The increases reflect increased personnel costs, including recruiting costs and incentive compensation, and additional investor relations costs. We expect personnel costs, including related benefits and facility costs, to increase further as we continue to build our organization.

    The in-process research and development charge of $5.2 million relates to our acquisition in November of 2000, of ImmGenics, a private biotechnology company with proprietary technology for accelerating antibody product discovery. This acquisition was accounted for using the purchase method of accounting. The total purchase price was $77.2 million, including transaction costs, and will be settled in cash.

    A valuation was performed in which the total purchase price of ImmGenics was allocated among the acquired assets. The income approach was used to develop the value for the existing technology and the in-process research and development, as applicable. The income approach incorporates the calculation of the present value of future economic benefits such as cash earnings, cost savings, and tax deductions. The rate utilized to discount the net cash flows to their present value was 40%. The cost approach was utilized to value the assembled workforce. The cost approach measures the benefits related to an asset by the cost to reconstruct or replace it with another of like utility.

    ImmGenics' Selected Lymphocyte Antibody Method (SLAM) technology is patented in the United States with applications outstanding in Canada and Europe. SLAM is technologically feasible and has been licensed to customers. The assembled workforce is comprised of 27 employees, primarily scientists, with specific experience and knowledge of the ImmGenics' SLAM technology and other technologies in process. The combined allocated value of these two intangible assets is $36.0 million.

    ImmGenics' primary in-process research and development activities focused on two efforts: agonist antibodies and antibodies that induce apoptosis. Agonist antibodies are antibodies that trigger a biological process, rather than simply block a biological pathway. Antibodies that induce apoptosis are antibodies that trigger a process that cause the death of the cell they bind to, for use in treating diseases like cancer. These two efforts were estimated to be 31% and 57% complete, based on the estimated costs to complete of approximately $120,000 and $250,000, respectively. Remaining efforts on these projects are significant and include most phases of product design, development and testing. As a result of the developmental work and additional testing required to produce these products in accordance with all clinical, technical and functional specifications of the FDA and other governmental authorities, technological feasibility of these products has not yet been achieved. As such, at the date of the acquisition the in-process technology had no alternative future use and did not otherwise qualify for capitalization. The value assigned to each acquired in-process research and development project were as follows (in thousands): Agonist antibodies—$3,259; Antibodies that induce apoptosis—$1,956; and the total of $5,215.

    The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

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

    Interest expense declined in 2000, 1999 and 1998 due to the continued pay down of debt on our equipment leaseline financing and loan facility.

    Foreign income tax in 1999 reflects the withholding income tax imposed by Japan on certain transactions with Japan Tobacco.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the accounting for revenue recognition. As amended, SAB 101 is required to be implemented no later than the quarter ending December 2000. We have evaluated the applicability of SAB 101 to our existing agreements. We believe that our policy and approach to revenue recognition is consistent with the guidance provided by SAB 101. We have followed the following principles in recognizing revenue:

•
Research license fees: Fees to license the use of XenoMouse in research performed by the customer are generally recognized when both the inception of the license period and delivery of the technology have occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

•
Product license fees: Fees to license the production, use and sale of an antibody generated by XenoMouse are generally recognized when both the inception of the license period and delivery of the technology have occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

•
Option fees: Fees for granting options to obtain product licenses are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first.

•
Payments for research services performed by Abgenix are recognized ratably over the period during which these services are performed. However, fees for research services received under co-development arrangements are recorded as contract revenues in the period rendered, net of fees payable by Abgenix to such co-developers for reimbursements of research and development costs.

•
Milestone payments are recognized as revenue when the milestone is achieved.

Liquidity and Capital Resources

    At December 31, 2000, we had cash, cash equivalents and marketable securities of $692.9 million. We invest our cash equivalents and marketable securities in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

    During 2000, net cash provided by financing activities was $723.2 million provided primarily from the sale of 9,936,000 shares of our common stock in a follow-on public offering in February 2000, and from the sale of 3,300,000 shares of our common stock in a private placement in November 2000. Additionally during this period, we received $0.7 million from Cell Genesys for the exercise of warrants and $7.3 million from the exercise of stock options and our employee stock purchase plan. During 1999, net cash provided by financing activities was $123.7 million, received primarily from the sale of our common stock in a follow-on public offering and a private placement.

    Net cash used in operating activities was $1.4 million and $21.0 million in 2000 and 1999, respectively. In 2000, cash was provided by interest income of $24.2 million net of the increase in interest receivable of $8.7 million. Additionally in this period, customers provided cash of $30.6 million including $3.2 million recorded as a net increase in deferred revenue and $0.8 million from a net reduction in accounts receivable. Cash was used for operations in both periods primarily to fund research and development expenses and manufacturing costs related to the development of new products. Additionally, cash was used in 2000 for a deposit related to a supply agreement and new technology licensing.

    Net cash used in investing activities was $567.9 million and $90.7 million in 2000 and 1999, respectively. The activity reflects the following:

•
Net purchases of marketable securities with the funds we received from follow-on public offerings and private placements in both years.

•
The acquisition of IntraImmune Therapies, Inc. for $9.3 million in 2000. The obligation to ImmGenics shareholders is expected to be paid in cash during the first and second quarters of 2001.

•
The acquisition of Xenotech for $47.0 in 1999.

•
Investments of $15.0 and $50.0 million in the common stock of Immunogen and CuraGen, respectively in 2000.

•
An investment of $15.0 million in the common stock of CuraGen in 1999.

•
An investment of $13.8 and $1.1 million in capital expenditures in 2000 and 1999, respectively. The investment in 2000 reflects primarily investment in leasehold improvements in our new office facility and construction in progress for the new process science laboratory and manufacturing facility.

    In March 2000 and February 2001 we were issued stand-by letters of credit for $2.0 and $3.0 million, respectively, from a commercial bank as security for our obligations on the leases on our two new leased facilities. The stand-by letters of credit are secured by an investment account, in which we must maintain a $5.5 million balance. Additionally, we have a leasing agreement with a financing company under which we have financed purchases of approximately $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%, which are based on the change in the five-year U.S. Treasury rate. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our first facility. The line was paid off in May 2000 and had an interest rate of prime plus one percent.

    We plan to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance partners. Over the next two years, we estimate that we will spend approximately $150.0-$175.0 million on leasehold improvements and equipment on our new manufacturing and research and development facilities. Additionally we will spend approximately $10.0 million on new computer hardware and software, including the acquisition of a new ERP system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, investigational new drug applications (INDs) for up to three product candidates annually, beginning in 2002. We believe that the annual goals of our customers and collaborators for 2002 and beyond include up to five INDs for additional product candidates based on our XenoMouse technology. If unforeseen difficulties arise in the course of developing product candidates, manufacturing product candidates, performing pre-clinical development and clinical trials of such product candidates, obtaining necessary regulatory approvals or in other aspects of our business, we may be required to make further substantial expenditures. Our future liquidity and capital requirements will depend on many factors, including:

  •
  scope and results of pre-clinical testing and clinical trials;

  •
  the retention of existing and establishment of further licensing and contractual agreements, if any;

  •
  continued scientific progress in our research and development programs;

  •
  size and complexity of these programs;

  •
  cost of establishing our manufacturing capabilities, conducting commercialization activities and arrangements;

  •
  time and expense involved in obtaining regulatory approvals;

  •
  competing technological and market developments;

  •
  time and expense of filing and prosecuting patent applications and enforcing patent claims;

  •
  investment in, or acquisition of, other companies;

  •
  product in-licensing; and

  •
  other factors not within our control.

    We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, we may need additional financing within this time period. We may need to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that such additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed may harm our business, financial condition and results of operations.

    We have incurred operating losses in each of the last three years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999 and $8.8 million in 2000. As of December 31, 2000 we had an accumulated deficit of $98.6 million. Our losses have resulted principally from costs incurred in performing research and development for our XenoMouse technology and antibody product candidates, costs associated with certain agreements with Japan Tobacco, costs related to the non-recurring cross-license and settlement charge in 1997 and from general and administrative costs associated with our operations. We expect to incur additional operating losses for the foreseeable future as a result of our expenditures for research and product development, including pre-clinical testing and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing arrangements. This may increase our need for capital and will result in losses for several years. We expect the amount of such losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing arrangements, or the initiation, success or failure of clinical trials.

    As of December 31, 2000, we had federal net operating loss carryforwards of approximately $148.0 million. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, the amounts associated with the cross-license and settlement that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately 15 years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    Interest Rate Risk.  The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair value of our debt securities of approximately $1.1 million, at December 31, 2000 and an immaterial amount at December 31, 1999.

    Equity Price Risk.  We are exposed to equity price risk on strategic investments in CuraGen Corporation and Immunogen. We typically do not attempt to reduce or eliminate our market exposure on these securities. Assuming an adverse change of 30% in the market price of the CuraGen and Immunogen stock, the fair value of these equity investments would decrease in value by approximately $23.8 million and $8.8 million as of December 31, 2000 and 1999, respectively. This estimate is not necessarily indicative of future performance and actual results may differ materially.

ITEM 8. Financial Statements and Supplementary Data

Financial Statements:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Abgenix, Inc.

    We have audited the accompanying consolidated balance sheets of Abgenix, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abgenix, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
January 26, 2001

ABGENIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$167,242	$13,366
Marketable securities	525,641	43,543
Interest receivable	9,793	1,103
Accounts receivable	3,397	4,150
Prepaid expenses and other current assets	11,965	4,861

Total current assets	718,038	67,023
Property and equipment, net	18,374	5,300
Long-term investments	79,181	29,225
Intangible assets, net of accumulated amortization of $3,992 ($67 in 1999)	117,997	46,591
Deposits and other assets	3,210	402

	$936,800	$148,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,339	$1,705
Deferred revenue	6,978	3,767
Accrued product development costs	2,338	1,667
Accrued employee benefits	2,034	1,287
Other accrued liabilities	3,124	725
Current portion of long-term debt	316	1,759
Acquisition liability	75,429	—

Total current liabilities	96,558	10,910
Deferred rent	567	150
Long-term debt	—	421
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 85,401,548 and 68,669,092 shares issued and outstanding at December 31, 2000 and 1999, respectively, at amount paid in	906,358	181,263
Additional paid-in capital	32,849	32,254
Deferred compensation	(234)	(670)
Accumulated other comprehensive income/(loss)	(705)	14,013
Accumulated deficit	(98,593)	(89,800)

Total stockholders' equity	839,675	137,060

	$936,800	$148,541

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Revenues:
Contract revenue	$26,601	$12,285	$2,498
Revenue under collaborative agreements from related parties	—	—	1,344
Interest income	32,848	3,045	961

Total revenues	59,449	15,330	4,803
Costs and expenses:
Research and development	51,329	21,106	17,588
Amortization of intangible assets, related to research and development	3,992	—	—
General and administrative	7,667	5,164	3,405
In-process research and development charge	5,215	—	—
Equity in (income) losses from the Xenotech joint venture	—	(546)	107
Non-recurring termination fee	—	8,667	—
Interest expense	39	438	530

Total costs and expenses	68,242	34,829	21,630

Loss before income tax	(8,793)	(19,499)	(16,827)
Foreign income tax expense	—	1,000	—

Net loss	$(8,793)	$(20,499)	$(16,827)

Basic and diluted net loss per share	$(0.11)	$(0.35)	$(0.75)

Shares used in computing basic and diluted net loss per share	80,076	58,148	22,412

See Accompanying Notes

ABGENIX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

		Stockholders' Equity
	Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1997	$31,189	$351	$31,053	$(1,248)	$—	$(52,474)	$(22,318)
Net loss	—	—	—	—	—	(16,827)	(16,827)
Issuance of 160,000 shares of series C redeemable convertible preferred stock at $8.00 per share	1,280	—	—	—	—	—	—
Issuance of 421,143 shares of series B redeemable convertible preferred stock at $6.5 per share (net of issuance cost of $81)	2,656	—	—	—	—	—	—
Conversion of 7,844,352 shares of series A, series B and series C redeemable convertible preferred stock to common stock.	(35,125)	35,125	—	—	—	—	35,125
Issuance of 11,500,000 shares of common stock at $2.00 per share upon initial public offering (net of issuance costs and commissions of $2,860)	—	20,140	—	—	—	—	20,140
Issuance of 613,076 shares of common stock upon exercise of stock options	—	130	—	—	—	—	130
Issuance of 56,520 shares of common stock pursuant to the employee stock purchase plan	—	96	—	—	—	—	96
Deferred compensation related to grant of certain stock below deemed fair value	—	—	520	(520)	—	—	—
Amortization of deferred compensation	—	—	—	598	—	—	598
Compensation related to grant of stock options to consultants	—	—	15	—	—	—	15

Balance at December 31, 1998	—	55,842	31,588	(1,170)	—	(69,301)	16,959
Unrealized gains on available for sale securities	—	—	—	—	14,013	—	14,013
Net loss	—	—	—	—	—	(20,499)	(20,499)

Comprehensive loss							(6,486)

Issuance of 12,000,000 shares of common stock at $3.75 per share (net of issuance costs and commissions of $3,364)	—	41,636	—	—	—	—	41,636
Issuance of 1,981,424 shares of common stock at $4.04 per share to Genentech	—	8,000	—	—	—	—	8,000
Issuance of 832,000 shares of common stock at $3.75 per share (net of issuance costs and commissions of $207)	—	2,913	—	—	—	—	2,913
Issuance of 7,112,000 shares of common stock at $10.50 per share (net of issuance costs and commissions of $3,603)	—	71,073	—	—	—	—	71,073
Issuance of 2,058,388 shares of common stock upon exercise of stock options	—	1,463	—	—	—	—	1,463
Issuance of 194,104 shares of common stock pursuant to the employee stock purchase plan	—	336	—	—	—	—	336
Amortization of deferred compensation	—	—	—	500	—	—	500
Compensation related to grant of stock options to consultants	—	—	666	—	—	—	666

Balance at December 31, 1999	—	181,263	32,254	(670)	14,013	(89,800)	137,060
Change in unrealized gains (losses) on available for sales securities	—	—	—	—	(14,718)	—	(14,718)
Net loss	—	—	—	—	—	(8,793)	(8,793)

Comprehensive loss							(23,511)

Issuance of 486,668 shares of common stock upon exercise of warrants	—	730	—	—	—	—	730
Issuance of 9,936,000 shares of common stock at $52.50 per share (net of issuance costs and commissions of $25,217)	—	496,423	—	—	—	—	496,423
Issuance of 3,300,000 shares of common stock at $70.00 per share (net of issuance costs and commissions of $10,310)	—	220,690	—	—	—	—	220,690
Issuance of 2,799,324 shares of common stock upon exercise of stock options	—	6,490	—	—	—	—	6,490
Issuance of 210,464 shares of common stock pursuant to the employee stock purchase plan	—	762	—	—	—	—	762
Amortization of deferred compensation	—	—	—	436	—	—	436
Compensation related to grant of stock options to consultants	—	—	595	—	—	—	595

Balance at December 31, 2000	$—	$906,358	$32,849	$(234)	$(705)	$(98,593)	$839,675

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2000	1999	1998
Operating activities
Net loss	$(8,793)	$(20,499)	$(16,827)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (income) losses of Xenotech	—	(546)	411
Depreciation and amortization	5,948	1,763	1,715
Stock options issued to consultants	595	666	—
In-process research and development charge	5,215	—	—
Changes for certain assets and liabilities:
Interest receivable	(8,690)	(835)	(268)
Accounts receivable	753	(3,242)	—
Prepaid expenses and other current assets	(6,288)	(4,337)	(888)
Deposits and other assets	(1,042)	100	(166)
Payable to Xenotech for cross-license and settlement	—	—	(3,750)
Accounts payable	3,891	1,266	(199)
Deferred revenue	3,211	3,342	425
Accrued product development costs	671	442	482
Accrued employee benefits	747	1,028	39
Other accrued liabilities	1,953	(329)	(1,203)
Deferred rent	417	150	—

Net cash used in operating activities	(1,412)	(21,031)	(20,229)

Investing activities
Purchases of marketable securities	(1,089,518)	(60,763)	(24,600)
Maturities of marketable securities	609,637	32,069	20,243
Capital expenditures	(13,809)	(1,108)	(697)
Acquistion of IntraImmune, net of cash acquired	(9,253)	—	—
Acquistion of Xenotech, net of cash acquired	—	(45,938)	—
Purchases of long-term investments	(65,000)	(15,000)	—
Contributions to Xenotech	—	—	(475)

Net cash used in investing activities	(567,943)	(90,740)	(5,529)

Financing activities
Net proceeds from issuances of common stock	725,095	125,421	20,366
Payments on long-term debt	(1,864)	(1,699)	(1,746)
Net proceeds from issuances of redeemable convertible preferred stock	—	—	3,936

Net cash provided in financing activities	723,231	123,722	22,556

Net increase (decrease) in cash and cash equivalents	153,876	11,951	(3,202)
Cash and cash equivalents at the beginning of the year	13,366	1,415	4,617

Cash and cash equivalents at the end of the year	$167,242	$13,366	$1,415

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$132	$438	$549

Cash paid during the year for foreign income tax	$—	$1,000	$—

Non-cash investing and financing activities
Acquistion of ImmGenics in exchange for a liability to ImmGenics shareholders	$75,429	$—	$—

See Accompanying Notes

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

    Abgenix, Inc., ("Abgenix" or the "Company"), is a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. The Company's antibody technology platform, which includes XenoMouse™ technology, enables the rapid generation and selection of high affinity, fully human antibody product candidates to essentially any disease target appropriate for antibody therapy. Abgenix leverages its leadership position in human antibody technology by building a large and diversified product portfolio through the establishment of licensing arrangements with multiple pharmaceutical, biotechnology and genomics companies and through the development of its own internal proprietary products.

    In November 2000, in two separate transactions, the Company acquired ImmGenics Pharmaceuticals, Inc. ("ImmGenics") and IntraImmune Therapies, Inc. ("IntraImmune").

    Effective December 31, 1999 the Company acquired Japan Tobacco Inc.'s ("Japan Tobacco"), interest in the Xenotech joint venture ("Xenotech"), increasing the Company's ownership of the joint venture from 50% to 100%. The consolidated financial statements include the accounts of Xenotech as of December 31, 1999. Intercompany accounts have been eliminated in consolidation. Prior to the acquisition, Xenotech was accounted for under the equity method of accounting, accordingly the Company's operations include equity in income and losses from Xenotech for the years 1999 and 1998. (See Note 2.)

    Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency. Significant intercompany accounts and transactions have been eliminated.

Cash Equivalents, Marketable Securities and Long-Term Investments

    Cash equivalents—The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

    Marketable securities—Marketable securities consist of highly liquid investments with a maturity of greater than three months when purchased. The Company's marketable securities have been classified as "available-for-sale," and are carried at market value. Unrealized gains and losses are reported as accumulated other comprehensive income/(loss), which is a separate component of stockholders' equity.

    Long-term investments—The Company has purchased certain strategic marketable equity securities. These investments have been classified as "available-for-sale," and are carried at market value. Unrealized gains and losses are reported as accumulated other comprehensive income/(loss), which is a separate component of stockholders' equity.

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

Intangible Assets

    The intangible assets consist primarily of acquired existing technology (including patents and royalty rights), goodwill, and assembled workforce. They are being amortized on a straight-line basis over their estimated useful lives of 15 years for the existing technology and 2 years for the assembled workforce.

Long-Lived Assets

    The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

Revenue Recognition

    The Company receives payments from customers for licenses, options and services. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Research license fees: Fees to license the use of XenoMouse in research performed by the customer are generally recognized when both the inception of the license period and delivery of the technology have occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

  •
  Product license fees: Fees to license the production, use and sale of an antibody generated by XenoMouse are generally recognized when both the inception of the license period and delivery of the technology have occurred. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

  •
  Option fees: Fees for granting options to obtain product licenses are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first.

  •
  Payments for research services performed by Abgenix are recognized ratably over the period during which these services are performed. However, fees for research services received under co-development arrangements are recorded as contract revenues in the period rendered, net of fees payable by Abgenix to such co-developers for reimbursements of research and development costs.

  •
  Milestone payments are recognized as revenue when the milestone is achieved.

Research and Development

    Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

Stock Based Compensation

    The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value.

Net Loss Per Share

    Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options and warrants was excluded from the computation of diluted earnings per share, as their effect is antidilutive for the periods presented.

    Pro forma net loss per share has been computed to give effect to the automatic conversion of redeemable convertible preferred stock into common stock which occurred at the completion of the Company's initial public offering in July 1998, using the as-if-converted method, from the original date of issuance.

    A reconciliation of shares used in calculation of basic and diluted and pro forma net loss per share follows:

	Year ended December 31,
	2000	1999	1998
	(In thousands, except per share data)
Net loss	$(8,793)	$(20,499)	$(16,827)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	80,076	58,148	22,412

Basic and diluted net loss per share	$(0.11)	$(0.35)	$(0.75)

Pro forma (unaudited):
Shares used in computing basic and diluted net loss per share (from above)			22,412
Adjusted to reflect the effect of the assumed conversion of preferred stock from the date of issuance			17,204

Weighted-average shares used in computing pro forma net loss per share			39,616

Pro forma net loss per share			$(0.42)

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Splits

    The accompanying financial statements have been restated to reflect both a two-for-one common stock split effective on April 6, 2000 and a two-for-one common stock split effective on July 7, 2000.

Reclassifications

    Certain prior-year balances have been reclassified to conform to the current-year presentation.

2. ACQUISITIONS

Acquisition of ImmGenics

    In November of 2000, the Company acquired ImmGenics, a private biotechnology company with proprietary technology for accelerating antibody product discovery. This acquisition was accounted for using the purchase method of accounting. The total purchase price was $77.2 million, including cash compensation amounts associated with the purchase of employee stock options, and transaction costs. Under the terms of the agreement, ImmGenics special shares were issued to former shareholders of common and preferred shares and debenture holders of ImmGenics. The ImmGenics special shares were convertible into common shares of Abgenix if the common shares were registered and declared effective with the Securities and Exchange Commission (SEC). If the shares were not registered the special shareholders have the right to put them to the Company for cash. Their put rights will be fully vested on May 12, 2001 and will expire March 31, 2002. As of December 31, 2000 the registration was not declared effective and therefore the purchase price was recorded as a current liability at December 31, 2000. See Note 10 for subsequent event.

Acquisition of IntraImmune

    In November of 2000, the Company acquired IntraImmune, a private research company with technologies to give antibodies access to intracellular targets. The total cash purchase price was $9.3 million, including transaction costs. This acquisition was accounted for using the purchase method of accounting.

Purchase Price Allocation

    The Company performed an allocation of the total purchase price of both ImmGenics and IntraImmune among the acquired assets. The income approach was used to develop the value for the existing technology and the in-process research and development, as applicable. The income approach incorporates the calculation of the present value of future economic benefits such as cash earnings, cost savings, and tax deductions. The cost approach was utilized to value the assembled workforce. The cost approach measures the benefits related to an asset by the cost to reconstruct or replace it with another of like utility.

    ImmGenics Selected Lymphocyte Antibody Method (SLAM) technology is patented in the United States with applications outstanding in Canada and Europe. This technology is technologically feasible and has been licensed to customers. The existing technology of IntraImmune is also patented and has been determined to be technologically feasible.

    The in-process development activities of ImmGenics included two distinct research projects. The Company determined the amounts to be allocated to in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. The rate utilized to discount the net cash flows to their present value was 40%. For the in-process research and development. IntraImmune had no in-process development activities at the time of acquisition.

    The purchase price allocations for ImmGenics and IntraImmune were as follows:

	ImmGenics		IntraImmune
	Amount	Useful Lives	Amount	Useful Lives
	(dollars in thousands)
Purchase price allocation:
Tangible net assets (liabilities)	$5,508	n/a	$(704)	n/a
Intangible assets acquired:
Existing technology	35,851	15 years	2,700	15 years
Assembled workforce	195	2 years	—	n/a
Goodwill	29,393	15 years	7,257	15 years
Deferred compensation	1,052	2 years	—	n/a
In-process research and development	5,215	n/a	—	n/a

Total purchase price allocation	$77,214		$9,253

Acquisition of Xenotech and transactions with Japan Tobacco

    On December 20, 1999, the Company executed several agreements with Japan Tobacco that became effective December 31, 1999, under which the Company acquired Japan Tobacco's interest in the XenoMouse, a technology for generating fully human antibody drugs used in treating a wide range of diseases. Under the agreements, Abgenix paid $47.0 million in cash to Japan Tobacco for its 50% interest in Xenotech under which the XenoMouse technology was developed. This acquisition brought the Company's ownership of Xenotech to 100% and was accounted for under the purchase method of accounting. The purchase price of $47.2 million, including transaction costs, was allocated $0.6 million to cash and $46.6 million to intangibles consisting primarily of the patents for the XenoMouse technology and the rights to royalties under certain licenses. The intangible asset is being amortized over 15 years, the estimated average life of the patents and licenses, using the straight-line method. Because Xenotech was acquired effective December 31, 1999, and prior to this date was owned 50% by the Company, operations of Xenotech were recorded on the equity method of accounting through December 31,1999, and upon acquisition the accounts were consolidated with the Company.

    Under the agreements, the Company also paid $10.0 million as compensation to Japan Tobacco for relinquishment of its existing license rights to the current XenoMouse technology. Additionally, Japan Tobacco paid $4.0 million to the Company for a license to use the existing XenoMouse technology on a more limited basis than previously, and to use future XenoMouse technology in development at Abgenix. One third of the $4.0 million payment, or $1.3 million, was allocated to the current XenoMouse technology and netted with the $10.0 million payment. The remainder of the $4.0 million payment, or $2.7 million, was recorded as deferred revenue at December 31, 1999 and was recognized as revenue in 2000 when the new XenoMouse technologies were delivered. Japan Tobacco will also make royalty payments on any future sales of antibody products generated using XenoMouse.

    Lastly, under the December agreements, the Company granted to Japan Tobacco a license for certain technology related to the generation of mouse models of certain human diseases. In return for this license, Japan Tobacco paid Abgenix $6.0 million, which was recorded as revenue in 1999.

    In June 1999 the Company entered into a collaboration agreement with Japan Tobacco, Inc. relating to the clinical development of one of the Company's products. Under the agreement, Japan Tobacco made payments totaling $1,280,000 to the Company, which was recorded as revenue in 1999.

Xenotech prior to the acquisition

    Prior to the acquisition, the Company and a subsidiary of Japan Tobacco equally owned Xenotech. Research performed by Xenotech, which was generally outsourced to the Company, was funded through capital contributions from the partners. Revenues recognized by the Company for performing the research for Xenotech were $1,344,000 in 1998 and $0 thereafter, net of its cash contributions to Xenotech related to this revenue. The Company acquired options and product licenses for antigen targets developed from the XenoMouse technology from Xenotech, prior to the acquisition, as well. The cost of such options and licenses were expensed as research and development by the Company in the amounts of $645,000 and $453,000 in 1999 and 1998, respectively. The Company accounted for its investment in Xenotech under the equity method and therefore recorded 50% of Xenotech's net income or losses, up to the Company's investment amount.

Proforma Unaudited Financial Information for all acquisitions

    The following unaudited pro forma financial information presents the results of operations of the Company, ImmGenics and IntraImmune for the years ended December 31, 2000 and 1999 and Xenotech for the years ended December 31, 1999 and 1998, as if the acquisitions had been consummated as of the beginning of the periods presented.

	December 31,
	2000	1999	1998
	(in thousands)
Total revenues	$60,301	$17,563	$2,723
Net loss	$(16,639)	$(29,807)	$(20,344)
Net loss per share	$(0.21)	$(0.51)	$(0.91)

    The pro forma financial information includes the effect of the amortization of intangible assets acquired, using a 2-year life for the assembled workforce and a 15-year life for the existing technology and goodwill. Due to their non-recurring nature, the in-process research and development charge attributable to the ImmGenics transaction has been excluded from the pro forma financial information. The pro forma condensed financial information is presented for illustrative purposes only. This information is not necessarily indicative of the Company's financial position or results of operations for future periods or the results that actually would have been realized had the acquisition and certain transactions occurred as of the beginning of the periods presented.

3. MARKETABLE SECURITIES

    The following is a summary of marketable securities at December 31, 2000 and 1999:

	2000			1999
	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
	(in thousands)			(in thousands)
Commercial obligations	$31,823	$13	$31,836	$22,277	$(73)	$22,204
Commercial paper	638,735	106	638,841	15,358	10	15,368
Obligations of the U.S. government and its agencies	20,000	(6)	19,994	17,271	(149)	17,122
Marketable equity securities	79,999	(818)	79,181	15,000	14,225	29,225

Total	$770,557	$(705)	$769,852	$69,906	$14,013	$83,919

Classified as:
Cash equivalents			$165,030			$11,151
Marketable securities			525,641			43,543
Long-term investments			79,181			29,225

			$769,852			$83,919

    All of the Company's available for sale debt securities mature in one year or less as of December 31, 2000. Estimated fair values have been determined by the Company using available market information.

    The unrealized gains and losses as of December 31, 1999 and 2000 were reported as accumulated other comprehensive income/(loss), which is a separate component of stockholders' equity.

4. COMPREHENSIVE INCOME

    Other comprehensive gains/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive income(loss), net of tax, were as follows:

	December 31,
	2000	1999
	(in thousands)
Net loss	$(8,793)	$(20,499)
Increase (decrease) in net unrealized gains on available for sale investments	(14,718)	14,013

Comprehensive income (loss)	$(23,511)	$(6,486)

    There were no significant unrealized gains or losses as of December 31, 1998.

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following, at cost:

	December 31,
	2000	1999
	(in thousands)
Furniture, machinery and equipment	$9,316	$4,163
Leasehold improvements	10,761	4,333

	20,077	8,496
Less accumulated depreciation and amortization	(5,010)	(3,196)
Construction-in-progress	3,307	—

	$18,374	$5,300

    Property and equipment financed under capital leases was $1,956,000 at December 31, 2000 and 1999.

6. COMMITMENTS

Facility Lease

    The Company has three operating leases for its office, research and development and manufacturing facilities in California and one lease for its facility in British Columbia, Canada. The leases expire in 2007 and 2015, each with options to extend for 10 years. The Company issued a stand-by letter of credit for $2.0 million to one of the lessors for the lease term expiring in 2015, as a condition to the lease. Future minimum payments under noncancelable operating leases at December 31, 2000 are as follows:

(in thousands)
Year ending December 31,
2001	$4,927
2002	5,774
2003	5,973
2004	6,174
2005	6,386
Thereafter	61,380

Total lease payments	$90,614

    Rent expense, in thousands, was $2,534 and $1,043 for the years ended December 31, 2000 and 1999, respectively.

Property and Equipment

    The Company has contracted with developers and designers for the completion of its new office, research and development facility and improvements for its new manufacturing facility. Both facilities were leased in 2000 (see above). As of December 31, 2000, the Company has outstanding purchase order commitments for approximately $4.2 million related to the design and improvements of these new facilities.

Loan, Capital Lease and Letter of Credit

    The Company issued a stand-by letter of credit for $2.0 million to one of its lessors for a term expiring in 2015, as a security deposit for a facility lease. Cash and marketable securities, which secure the letter of credit, have been recorded in long-term deposits and other assets.

    On January 24, 1997, the Company secured a loan with a bank in the amount of $4,300,000 in order to finance tenant improvements on its facility in Fremont, California. The loan was paid in full in May 2000. The interest rate at December 31, 1999 was 9.50% and the loan was secured by substantially all tangible and intangible assets of the Company.

    On March 28, 1997, the Company entered into a lease agreement with a financing company under which the Company financed approximately $2,000,000 of its laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%. The last lease schedule matures in September 2001.

CBL License Agreement

    In 1997, the Company entered into a license agreement for exclusive worldwide rights to commercialize ABX-CBL. The Company paid an initial license fee and is further obligated to pay an annual maintenance fee of $50,000, to commit at least $1,000,000 annually to the development of ABX-CBL until ABX-CBL receives regulatory approval in any country and to pay royalties on potential product sales. The Company is also obligated to issue 100,000 shares of its common stock upon the submission of a Product License Application for the first indication of the product.

Commitment for Product Development

    The Company has contracted with a third party, Lonza Biologics ("Lonza") for the manufacture of its product candidates for use in its clinical trials. As of December 31, 2000, the Company has outstanding approximately $10.8 million in non-cancelable orders related to future deliveries of these products over the next 12 months. The Company has not recorded these obligations in its accrued liabilities as no legal liability exits until the products are delivered to and accepted by the Company.

    In December 2000, the Company entered into a five-year manufacturing supply agreement with Lonza. Under the agreement, Lonza will provide a cell culture production suite within its facility for the Company's exclusive use. Abgenix and its licensees will use the production suite for the manufacture of product candidates in development. The dedicated cell culture production suite with associated purification capacity is undergoing refurbishment and will be operational in the third quarter of 2001. For use of the production suite payments of approximately $1.0 million plus a 15% raw material charge are due monthly for 5 years and certain performance fees are due annually. In May 2000, prior to the negotiation of this manufacturing supply agreement, the Company paid Lonza $3.8 million for the option to reserve manufacturing capacity.

7. STOCKHOLDERS' EQUITY

Common Stock

    Initial Public Offering—In July 1998, the Company completed an initial public offering of 10,000,000 shares of its common stock to the public, at a price of $2.00 per share. On July 27, 1998, the Company's underwriters exercised an option to purchase 1,500,000 additional shares of common stock at a price of $2.00 per share to cover over-allotments. The Company received net proceeds from the offerings of approximately $20.1 million. Upon the closing of the initial public offering, each of the outstanding 31,377,408 shares of redeemable convertible preferred stock was automatically converted into one share of common stock.

    Genentech—In January 1999, Genentech acquired 1,981,424 shares of our common stock for an aggregate purchase price of $8.0 million.

    Follow-on Public Offering—In March 1999, the Company completed a follow-on public offering of 12,000,000 shares of its common stock to the public, at a price of $3.75 per share. On April 7, 1999 the Company's underwriters exercised an option to purchase 832,000 additional shares of common stock at a price of $3.75 per share to cover over-allotments. The Company received net proceeds from the offerings of approximately $44.5 million.

    Private Placement—In November 1999, the Company completed a private placement of 7,112,000 shares of its common stock to qualified institutional and other accredited investors at a net price of $10.50 per share The Company received net proceeds of $71.1 million.

    Follow-on Public Offering: In February 2000, the Company completed a follow-on public offering in which the Company sold 8,640,000 shares and a stockholder sold 3,360,000 shares of the Company's common stock to the public at a price of $52.50 per share. On February 29, 2000, the Company's underwriters exercised an option to purchase 1,800,000 additional shares, of which 1,296,000 shares were sold by the Company and 504,000 shares were sold by a stockholder at a price of $52.50 per share. The Company received net proceeds from the offerings of $496.5 million after the underwriters' discount and estimated costs of offering.

    Private Placement—In November 2000, the Company completed a private placement of 3,300,000 shares of its common stock to qualified institutional and other accredited investors at a net price of $70.00 per share. The Company received net proceeds of $221.0 million.

Stockholder Rights Plan

    In June 1999, our Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of our common stock. Each Right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $30.00. Each Right will become exercisable following the tenth day after a person or group announces acquisition of 15 percent or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of our common stock. In the case of Cell Genesys, which beneficially owns approximately 10.45% of our outstanding common stock as of February 28, 2001, each right will become exercisable following the tenth day after it announces the acquisition of 25 percent or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys of 25 percent or more of our common stock. We will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more (or in the case of Cell Genesys, 25 percent or more) of our common stock.

Warrants

    In connection with loan guarantees it received in 1997, the Company issued warrants to purchase a total of 486,668 shares of the Company's common stock, at an exercise price of $1.50 per share. The original terms were such that the warrants were exercisable immediately and expired in three years. The fair value of the above warrants was determined at the time to be insignificant for accounting purposes. These warrants were exercised in January 2000.

8. STOCK OPTION AND BENEFIT PLANS

Incentive Stock Plans

    The Company has three stock option plans, which allow for the granting of incentive and non-qualified stock options to employees, outside directors and consultants of the Company. There are 19,365,000 shares of common stock authorized for issuance under the plans. The Company grants shares of common stock for issuance under the plans at no less than the fair value of the stock. Options granted under the plans generally have a term of ten years and vest over four years.

    Information with respect to activity under the plans is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 1997	2,597,128	6,033,704	$0.31
Authorized	2,000,000	—	—
Options granted	(1,414,204)	1,414,204	$1.71
Options exercised	—	(613,072)	$0.22
Options canceled	266,088	(266,088)	$0.53

Balances at December 31, 1998	3,449,012	6,568,748	$0.61
Authorized	6,600,000	—	—
Options granted	(4,111,500)	4,111,500	$5.56
Options exercised	—	(2,058,388)	$0.70
Options canceled	665,552	(665,552)	$1.64

Balances at December 31, 1999	6,603,064	7,956,308	$3.06
Authorized	1,200,000	—	—
Options granted	(5,585,930)	5,585,930	$48.76
Options exercised	—	(2,799,324)	$54.99
Options canceled	256,551	(256,551)	$16.10

Balances at December 31, 2000	2,473,685	10,486,363	$27.28

    The following table summarizes information about options outstanding at December 31, 2000:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life, in Years	Number of Options	Weighted Average Exercise Price
$ 0.15-$ 2.50	2,148,250	$0.76	6.33	1,702,371	$0.63
$ 3.59-$11.00	2,803,778	$5.38	8.31	880,238	$5.10
$22.13-$39.50	3,208,035	$33.46	9.18	412,313	$31.18
$44.78-$59.93	772,100	$50.82	9.63	155,623	$48.13
$75.17-$80.81	1,554,200	$78.99	9.65	16,000	$79.75

	10,486,363	$27.28	8.46	3,166,545	$8.59

    From inception to December 31, 1997, options to purchase a total of 7,446,976 shares of common stock were granted at prices ranging from $0.15 to $1.25 per share. Deferred compensation of $1,776,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $0.30 to $1.63 per share). In the first quarter of 1998, the Company granted options to purchase 1,040,700 shares of common stock at $1.50 per share for which deferred compensation of approximately $520,000 was recorded based on the deemed fair value of common stock at $2.00 per share. During the second, third and fourth quarters of 1998, the Company granted an additional

205,504 options to employees to purchase shares of common stock at prices ranging from $1.25 to $2.50 per share. No deferred compensation expense was recorded as the options were granted at the then current market price of the stock on the date of the grant. The Company amortized $569,000, $500,000 and $598,000 of the deferred compensation balance during the years ended December 31, 2000, 1999, and 1998, respectively.

    Additionally, the Company granted 18,000, 6,000 and 168,000 options to purchase shares of common stock in 2000, 1999 and 1998, respectively to independent consultants. The prices of the options range from $2.13 to $79.75 per share. The options granted in 2000 were issued fully vested. The prior options vest ranging from one to two years. Compensation expense of $595,000, $666,000 and $15,000 was recorded in 2000, 1999 and 1998, respectively.

Pro Forma Information

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 5.08%, 6.39%, and 4.67%; no dividend yield in 2000, 1999, or 1998; volatility factor of 1.10, 1.03, and 0.78; and an expected life of the option of six years in 2000 and 1999 and five years in 1998. These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except for the option life for which the term of the consulting contracts, 1 to 5 years, were used. The value has been recorded in the financial statements.

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

    The weighted-average fair values of options granted during the years ended December 31, 2000, 1999 and 1998 were $40.55, $4.52 and $1.71 per share. All options granted in 1997 and 1996 were granted at exercise prices below the deemed fair value of the underlying common stock. All options granted in 2000, 1999 and 1998 were granted at exercise prices at the then current market value of the stock. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future years.

	December 31,
	2000	1999	1998
	(in thousands, except per share amounts)
Pro forma net loss	$(49,345)	$(24,064)	$(17,160)

Pro forma net loss per share	$(0.62)	$(0.41)	$(0.77)

Employee Stock Purchase Plan

    The Company's employee stock purchase plan enables eligible employees to purchase common stock at 85% of the average market price on the first or the last day of each 24 month offering period, whichever is lower. Employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. The number of shares which may be issued under the plan are 1,000,000, plus an annual increase equal to the lesser of 1,000,000, 1% of the Company's outstanding capitalization or a lesser amount determined by the Board. The maximum shares that can be issued over the 10-year term of the plan are 10,000,000. As of December 31, 2000, 1,596,092 shares have been authorized under the plan and 461,088 shares have been issued.

Benefit Plan

    The Company has available a 401(k) retirement plan in the United States. Eligible employees may contribute up to 15% of their compensation. The Company does not match contributions and therefore no expense has been recorded. The Company also has available a retirement plan in Canada. Eligible employees may contribute an unlimited amount of their compensation.

9. INCOME TAXES

    For the year ended December 31, 1999, the Company recorded a tax provision of $1.0 million which represents foreign withholding taxes on certain payments received from Japan Tobacco during the year.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2000 are as follows:

	December 31,
	2000	1999
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$52,000	$20,900
Capitalized research and development	4,900	2,900
Research credit carryforwards	4,800	2,500
Capitalized license agreements	4,800	6,300
Deferred revenue	2,800	—
Other	800	—

Total deferred tax assets	70,100	32,600
Valuation allowance	(51,500)	(32,600)

Net deferred tax assets	18,600	—
Deferred tax liabilities:
Purchased intangibles	(18,600)	—

Net deferred taxes	$—	$—

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $18.9 and $3.0 million during the year ended December 31, 2000 and 1999, respectively. Approximately $39.5 million of the valuation allowance for deferred tax assets relates to benefits of stock options. As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $148.0 million, which expire in the years 2010 through 2020, and federal research and development tax credits of approximately $3.2 million, which expire in the years 2001 through 2020. Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

10. SUBSEQUENT EVENTS (UNAUDITED)

Acquisition of ImmGenics

    In February 2000, the Company notified the holders of ImmGenics special shares that the purchase price would be settled in cash. As of March 23, 2001, 6,465,378 ImmGenics special shares have been exchanged for $32,114,825 and 7,250,107 of the shares were still outstanding.

Facility Lease and Letter of Credit

    In February 2001, the Company signed an operating lease for an additional facility. The lease expires in the year 2011. The Company issued a stand-by letter of credit for $3.0 million to the lessor for the lease term, as a condition to the lease. The letter of credit is secured by cash and marketable securities. Future minimum payments under this non-cancelable operating lease are as follows (in thousands): 2001—$1,981; 2002—$3,049; 2003—$3,171; 2004—$3,298; 2005—$3,430; and thereafter $20,732.

Supplementary Data:

    Unaudited Quarterly Financial Information is as follows:

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	(in thousands, except per share data)
1999
Contract revenues	$—	$1,720	$3,670	$6,895
Interest income	$395	$797	$762	$1,091

Total revenues	$395	$2,517	$4,432	$7,986

Net income (loss)	$(5,397)	$(3,568)	$(1,279)	$(10,255)

Basic and diluted net loss per share	$(0.11)	$(0.06)	$(0.02)	$(0.16)

2000
Contract revenues	$1,965	$3,478	$7,634	$13,524
Interest income	$4,341	$8,781	$9,213	$10,513

Total revenues	$6,306	$12,259	$16,847	$24,037

Net income (loss)	$(3,383)	$(2,420)	$1,507	$(4,497)

Basic and diluted net income (loss) per share	$(0.05)	$(0.03)	$0.02	$(0.05)

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders, (the "2001 Proxy Statement").

    The information required by this item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to the Company's 2001 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements

ABGENIX, INC., FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(1)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1(1)	Specimen Common Stock Certificate.
10.1(1)	Form of Indemnification Agreement between Abgenix and each of its directors and officers.
10.2(1)	1996 Incentive Stock Plan and form of agreement thereunder.
10.3(1)	1998 Employee Stock Purchase Plan and form of agreement thereunder.
10.4(1)	1998 Director Option Plan and form of agreement thereunder.
10.5(24)	1999 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.6(1)	Warrant dated January 23, 1997 exercisable for shares of Series A Preferred Stock.
10.7(1)	Warrant dated March 27, 1997 exercisable for shares of Series A Preferred Stock.
10.8(3)	Joint Venture Agreement dated June 12, 1991 between Cell Genesys and JT Immunotech USA Inc.
10.8A(6)	Amendment No. 1 dated January 1, 1994 to Joint Venture Agreement.
10.8B(9)	Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement.
10.9(3)	Collaboration Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.9A(5)	Amendment No. 1 dated June 30, 1993 to Collaboration Agreement.
10.9B(13)	Amendment No. 2 dated January 1, 1994 to Collaboration Agreement.
10.9C(7)	Amendment No. 3 dated July 1, 1995 to Collaboration Agreement.
10.9D(9)	Amendment No. 4 dated June 28, 1996 to Collaboration Agreement.
10.9E(2)	Amendment No. 5 dated November 1997 to Collaboration Agreement.
10.10(3)	Limited Partnership Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.10A(6)	Amendment No. 2 dated January 1, 1994 to Limited Partnership Agreement.
10.10B(8)	Amendment No. 3 dated July 1, 1995 to Limited Partnership Agreement.
10.10C(10)	Amendment No. 4 dated June 28, 1996 to Limited Partnership Agreement.
10.11(4)	Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.11A(10)	Amendment No. 1 dated March 22, 1996 to Field License.
10.11B(10)	Amendment No. 2 dated June 28, 1996 to Field License.
10.12(3)	Expanded Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.12A(10)	Amendment No. 1 dated June 28, 1996 to Expanded Field License.
10.13(2)	Amended and Restated Anti-IL-8 License Agreement dated March 19, 1996 among Xenotech, L.P., Cell Genesys and Japan Tobacco Inc.
10.14(9)	Master Research License and Option Agreement dated June 28, 1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech, L.P.
10.14A(2)	Amendment No. 1 dated November 1997 to the Master Research License and Option Agreement.
10.15(2)	Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and Abgenix.
10.16(1)	Governance Agreement dated July 15, 1996 between Cell Genesys and Abgenix.
10.16A(1)	Amendment No. 1 dated October 13, 1997 to the Governance Agreement.
10.16B(1)	Amendment No. 2 dated December 22, 1997 to the Governance Agreement.

10.17(1)	Tax Sharing Agreement dated July 15, 1996 between Cell Genesys and Abgenix.
10.18(2)	Gene Therapy Rights Agreement effective as of November 1, 1997 between Abgenix and Cell Genesys.
10.19(2)	Patent Assignment Agreement dated July 15, 1996 by Cell Genesys in favor of Abgenix.
10.20(11)	Lease Agreement dated July 31, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix.
10.21(1)	Loan and Security Agreement dated January 23, 1997 between Silicon Valley Bank and Abgenix.
10.22(1)	Master Lease Agreement dated March 27, 1997 between Transamerica Business Credit Corporation and Abgenix.
10.23(2)	License Agreement dated February 1, 1997 between Ronald J. Billing, Ph.D. and Abgenix.
10.24(12)	Release and Settlement Agreement dated March 26, 1997 among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.25(12)	Cross License Agreement effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.26(12)	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.27(2)	Agreement dated March 26, 1997 among Xenotech, L.P., Xenotech, Inc., Cell Genesys, Abgenix, Japan Tobacco Inc. and JT Immunotech USA Inc.
10.28(2)	Contractual Research Agreement dated December 22, 1997 between Pfizer, Inc. and Abgenix.
†10.28A(22)	Amendment No. 1 dated May 26, 1998 to Contractual Research Agreement between Abgenix and Pfizer, Inc.
†10.28B(22)	Amendment No. 2 dated October 22, 1998 to Contractual Research Agreement between Abgenix and Pfizer, Inc.
10.29(1)	Amended and Restated Stockholder Rights Agreement dated January 12, 1998 among Abgenix and certain holders of Abgenix's capital stock.
10.30(2)	Contractual Research Agreement effective as of January 28, 1998 between Schering-Plough Research Institute and Abgenix.
10.30A(16)	Amendment No. 2 effective January 28, 1999 to Contractual Research Agreement between Schering-Plough Research Institute and Abgenix.
10.30B(16)	Amendment No. 3 effective February 12, 1999 to the Contractual Research Agreement between Schering-Plough Research Institute and Abgenix.
10.31(1)	Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 23, 1996.
10.32(1)	Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 22, 1997.
10.33(2)	Exclusive Worldwide Product License dated November 1997 between Xenotech, L.P. and Abgenix.
10.34(2)	Research License and Option Agreement effective as of April 6, 1998 between Abgenix and Genentech, Inc.
10.34A(2)	Amendment No. 1 effective as of June 18, 1998 to Research License and Option Agreement between Abgenix and Genentech, Inc.
10.35(14)	Research Collaboration Agreement dated July 15, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.

†10.36(22)	Research Collaboration Agreement dated September 29, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
10.36A(22)	Amendment No. 1 effective as of November 29, 1998 to the Research Collaboration Agreement between Millennium BioTherapeutics, Inc. and Abgenix.
†10.37(22)	Research License and Option Agreement dated October 30, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
10.38(16)	Research Collaboration Agreement dated December 22, 1998 between Centocor, Inc. and Abgenix.
†10.39(22)	Memorandum of Understanding between Research Corporation Technologies, Inc. and Abgenix.
10.40(15)	Registration Rights Agreement dated November 18, 1998 between the selling stockholders and Abgenix.
†10.41(22)	Research License and Option Agreement dated January 4, 1999 between AVI BioPharma, Inc. and Abgenix.
10.42(17)	Registration Rights Agreement dated January 27, 1999 between Genentech and Abgenix.
10.43(16)	Multi-Antigen Research License and Option Agreement dated January 27, 1999 between Genentech and Abgenix.
10.44(18)	Preferred Shares Rights Agreement, dated as of June 14, 1999, between Abgenix and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determinations, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
†10.45(21)	Multi-Antigen Research License and Option Agreement by and between Abgenix, Inc. and Japan Tobacco Inc. effective December 31, 1999.
†10.46(21)	Amended and Restated Field License by and among Abgenix, Inc., JT America Inc. and Xenotech L.P. effective December 31, 1999.
10.47(21)	Agreement to Terminate the Collaboration Agreement by and among Abgenix, Inc., JT America Inc., and Xenotech L.P. effective December 31, 1999.
†10.48(21)	Agreement to Terminate the Interest of Japan Tobacco Inc. in the Master Research License and Option Agreement by and among Abgenix, Inc., Japan Tobacco Inc. and Xenotech L.P. effective December 31, 1999.
†10.49(21)	Amendment of the Expanded Field License by and among Abgenix, Inc., JT America Inc. and Xenotech L.P. effective December 31, 1999.
10.50(21)	Limited Partnership Interest and Stock Purchase Agreement between Abgenix, Inc. and JT America Inc. made December 20, 1999.
†10.51(21)	License Agreement by and between Abgenix, Inc. and Japan Tobacco Inc. effective December 31, 1999.
10.52(18)	Amended Preferred Shares Rights Agreement, dated as of November 19, 1999, between Abgenix, Inc. and Chase Mellon Shareholder Services, L.L.C., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.53(19)	1999 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.54(20)	Registration Rights Agreement dated November 19, 1999 by and among Abgenix and the selling stockholders.
10.55(23)	Lease Agreement dated February 24, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.56(23)	Lease Agreement dated May 19, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.57(23)	Amendments to 1996 Incentive Stock Option Plan and 1999 Nonstatutory Stock Option Plan to eliminate the Company's ability to reprice issued and outstanding options.

10.58(25)	Acquisition Agreement dated as of September 25, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.
10.59(25)	Voting, Exchange and Cash Put Trust Agreement dated as of November 3, 2000 among Abgenix, Inc., ImmGenics Pharmaceuticals Inc. and CIBC Mellon Trust Company.
10.60(25)	Support Agreement dated as of November 3, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.
10.61(25)	Form of Stock Purchase Agreement between Abgenix, Inc. and the purchasers in the private placement in November 2000.
*10.62	License Agreement among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
*10.63	License Agreement Amendment among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
*10.64	Assignment Agreement between BR Centre Limited and The University of British Columbia Foundation, dated March 10, 1998.
21.1(26)	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (reference is made to the signature page).

†
Confidential treatment granted for portions of these exhibits. Omitted portions have been filed separately with the Commission.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

(23)
Incorporated by reference to the same exhibits filed with Abgenix's Quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(24)
Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-8 (File No. 333-45426).

(25)
Incorporated by reference to the same exhibits filed with Abgenix's Quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(26)
Incorporated by reference to the same exhibits filed with Registration Statement on Form S-1 (File No. 333-49858).

(b) Reports on Form 8-K.

    On October 26, 2000, we filed a Form 8-K announcing our acquisition of ImmGenics Pharmaceuticals, Inc.

(c) Exhibits.

    See Item 14(a)(3) above.

(d) Financial Statement Schedule.

    See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Abgenix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 30th day of March, 2001.

ABGENIX, INC.
By:	/s/ R. SCOTT GREER R. Scott Greer Chief Executive Officer

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

Signature	Title	Date

/s/ R. SCOTT GREER R. Scott Greer	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2001
/s/ KURT W. LEUTZINGER Kurt W. Leutzinger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ M. KATHLEEN BEHRENS, PH.D. M. Kathleen Behrens, Ph.D.	Director	March 30, 2001
/s/ RAJU S. KUCHERLAPATI, PH.D. Raju S. Kucherlapati, Ph.D.	Director	March 30, 2001
/s/ MARK B. LOGAN Mark B. Logan	Director	March 30, 2001
/s/ JOSEPH E. MAROUN Joseph E. Maroun	Director	March 30, 2001
/s/ STEPHEN A. SHERWIN, M.D. Stephen A. Sherwin, M.D.	Director	March 30, 2001

ABGENIX, INC.

INDEX TO EXHIBITS*

Exhibit	Item
10.62	License Agreement among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
10.63	License Agreement Amendment among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
10.64	Assignment Agreement between BR Centre Limited and The University of British Columbia Foundation, dated March 10, 1998.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (See page 82).

*
Only exhibits actually filed are listed. Item 14(a)(3) of this Report on Form 10-K sets forth exhibits incorporated by reference.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security-Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  Financial Statements:
  Supplementary Data:
  ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.