Form 10-K405/A
period 2000-12-31
ABGENIX INC
filed 2001-05-15
CIK 1052837

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number 000-24207

ABGENIX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3248826
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6701 Kaiser Drive, Fremont, California	94555
(Address of Principal Executive Offices)	(Zip Code)

(510) 608-6500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Preferred Share Purchase Rights
(Title of Class)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10–K. ☒

             The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2001 was $2,508,659,835. The number of shares of Common Stock, $0.0001 par value, outstanding on April 30, 2001, was 85,936,370.

DOCUMENTS INCORPORATED BY REFERENCE

             None.

EXPLANATORY NOTE

             This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is being filed by Abgenix, Inc., a Delaware corporation (the “Company” or “Abgenix”), in order to provide the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K which the Company had intended to incorporate by reference to its definitive proxy statement.

             PART III

Item 10.  Directors of the Registrant

Name	Age	Position(s)

R. Scott Greer	42	Chairman and Chief Executive Officer
M. Kathleen Behrens, Ph.D.(1)	48	Director
Raju S. Kucherlapati, Ph.D.	58	Director
Mark B. Logan(1)(2)	62	Director
Joseph E. Maroun	71	Director
Stephen A. Sherwin, M.D.(1)(2)	52	Director

(1) Member of the Board’s Audit Committee.
(2) Member of the Board’s Compensation Committee.

R. Scott Greer, has served as our Chairman of the Board since May 2000, and as our Chief Executive Officer and director since June 1996. From June 1996 until December 2000, he served as our President.  He also serves as a director of CV Therapeutics, Inc.  From July 1994 to July 1996, Mr. Greer was Senior Vice President of Corporate Development at Cell Genesys, Inc.  From April 1991 to July 1994, Mr. Greer was Vice President of Corporate Development and from April 1991 to September 1993 was Chief Financial Officer of Cell Genesys.  From 1986 to 1991, Mr. Greer held various positions at Genetics Institute, Inc., a biotechnology company, including Director, Corporate Development.  Mr. Greer received a BA degree in Economics from Whitman College and an MBA degree from Harvard University.  Mr. Greer is also a certified public accountant.

M. Kathleen Behrens, Ph.D., has served as one of our directors since December 1997.  Dr. Behrens joined Robertson Stephens Investment Management Co. in 1983 and became a general partner in 1986 and a managing director in 1993.  In 1988, Dr. Behrens joined the venture capital group of Robertson Stephens Investment Management Co. and has helped in the founding of two biotechnology companies: Protein Design Laboratories, Inc. and COR Therapeutics, Inc.  Dr. Behrens is the former president, chair and director of the National Venture Capital Association.  Dr. Behrens received a Ph.D. degree in Microbiology from the University of California, Davis, where she performed genetic research for six years.

Raju S. Kucherlapati, Ph.D., has served as one of our directors since June 1996.  Dr. Kucherlapati was a founder of Cell Genesys and served as a director of Cell Genesys from 1988 to 1999.  Since July 1989, he has been the Saul and Lola Kramer Professor and the Chairman of the Department of Molecular Genetics at the Albert Einstein College of Medicine.  Dr. Kucherlapati also serves as a director of Valentis Corp. and Millennium Pharmaceuticals, Inc.  Dr. Kucherlapati received a BS degree in Biology from Andhra University in India and a Ph.D. degree in Genetics from the University of Illinois, Urbana.

Mark B. Logan, has served as one of our directors since August 1997.  Mr. Logan has served as Chairman of the Board, of VISX, Incorporated, a medical device company, since November 1994.  He also served as Chief Executive Officer of VISX, Incorporated from November 1994 until February 2001 and as President from November 1994 until February 1999.  From January 1992 to October 1994, he was Chairman of the Board and Chief Executive Officer of INSMED Pharmaceuticals, Inc., a pharmaceutical company.  Previously, Mr. Logan held several senior management positions at Bausch & Lomb, Inc., a medical products company, including Senior Vice President, Healthcare and Consumer Group, and also served as a member of its board of directors.  Mr. Logan currently serves as a director of Somnus Medical Technologies, Inc.,  Vivus, Inc. and Align Technology, Inc.  Mr. Logan received a BA degree from Hiram College and a PMD degree from Harvard Business School.

Joseph E. Maroun, has served as one of our directors since July 1996 and served as a director of Cell Genesys from June 1995 to June 2000.  Mr. Maroun spent 30 years with Bristol-Myers Squibb, a pharmaceuticals company, serving until his retirement in 1990, at which time he was President of the International Group, Senior Vice President of the corporation, and a member of its Policy Committee.  He also headed the U.S.-Japan Pharmaceutical Advisory Group.  Mr. Maroun received a BA degree from the University of Witwaterrand, Johannesburg.

Stephen A. Sherwin, M.D., has served as one of our directors since June 1996, and served as Chairman of the Board from June 1996 to May 2000.  Since March 1990, Dr. Sherwin has served as President, Chief Executive Officer and a director of Cell Genesys.  Since March 1994, he has served as Chairman of the Board of Cell Genesys.  From 1983 to 1990, Dr. Sherwin held various positions at Genentech, Inc., a biotechnology company, most recently as Vice President, Clinical Research.  Dr. Sherwin currently serves as a Director of the California Healthcare Institute,  Neurocrine Biosciences, Inc. and Rigel Pharmaceuticals, Inc.  Dr. Sherwin received a BA degree in Biology from Yale University and an M.D. degree from Harvard Medical School.

Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission.  Officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

             To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, the Company’s officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

             The following table shows for the fiscal years ended 1998, 1999 and 2000, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its four other most highly compensated executive officers at December 31, 2000, each of whose aggregate compensation during the last fiscal year exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

				Long-Term Compensation
Name and Principal Position	Fiscal Year	Annual Compensation		Securities Underlying Options (#)	All Other Compensation ($)
		Salary ($)	Bonus ($)

R. Scott Greer	2000	$366,000	$250,000	405,000	—
Chief Executive Officer	1999	283,147	200,000	540,000	—
	1998	267,120		160,000	—

Raymond M. Withy, Ph.D.	2000	$241,500	$90,563	153,000	—
President	1999	184,547	100,000	153,000	—
	1998	165,350	—	40,000	—

C. Geoffrey Davis, Ph.D.	2000	$237,110	$88,916	153,000	$1,011(1)
Chief Scientific Officer	1999	184,546	100,000	153,000	1,482(1)
	1998	165,350		40,000	—

Kurt W. Leutzinger	2000	$240,750	$90,281	153,000	$5,630(2)
Chief Financial Officer	1999	187,922	100,000	153,000	4,940(2)
	1998	179,830	—	51,000	19,623(3)

Gisela M. Schwab, M.D.(4)	2000	$220,000	$144,788	—	$121,932(4)
Vice President, Clinical Development	1999	36,667	100,000	400,000	—

(1)         Consists of imputed interest income on a loan from us to Dr. Davis.
(2)         Consists of imputed interest income on a loan from us to Mr. Leutzinger.
(3)         Consists of $18,714 for reimbursement of relocation expenses and $909 for imputed interest income on a loan from us to Mr. Leutzinger.
(4)         Dr. Schwab has been our Vice President, Clinical Development since November 1999.  Her 1999 annualized salary was $220,000. Other compensation consists of $117,465 for reimbursement of relocation expenses and $4,467 of imputed interest.

Option Grants in Last Fiscal Year

             The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2000.  All these options were awarded under our 1996 Incentive Stock Plan.

Option Grants in Last Fiscal Year

Name	Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(4)
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Share)(3)	Expiration Date
				5%	10%
R. Scott Greer	405,000	7.3%	$31.8125	2/02/10	$8,102,718	$20,533,877
Raymond M. Withy, Ph.D.	153,000	2.7%	31.8125	2/02/10	3,061,027	7,757,243
C. Geoffrey Davis, Ph.D.	153,000	2.7%	31.8125	2/02/10	3,061,027	7,757,243
Kurt W. Leutzinger	153,000	2.7%	31.8125	2/02/10	3,061,027	7,757,243
Gisela M. Schwab, M.D.	—	—	—	—	—	—

(1)         All of the options granted became exercisable as to 1/48th of the option shares on the date of grant and an additional 1/48th of the option shares become exercisable on the first day of each calendar month thereafter, with full vesting occurring four years after the date of grant.  In each case, vesting is subject to the optionee’s continued relationship with us.  These options expire ten years from the date of grant, or earlier upon termination of employment.

(2)         Based on an aggregate of 5,585,930 options granted by us in the year ended December 31, 2000 to our employees, non-employee directors of and consultants, including the Named Executive Officers.

(3)         Options were granted at an exercise price equal to the fair market value of our common stock, as determined by our board of directors on the date of grant.

(4)         The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission.  We cannot provide any assurance to any executive officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level.  Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.  The potential realizable value is calculated by assuming that the fair value of our common stock on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.  The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state income tax consequences and other expenses of option exercises or sales of appreciated stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

             The following table sets forth for each of the Named Executive Officers the number of shares of our common stock acquired and the dollar value realized upon exercise of options during the year ended December 31, 2000 and the number and value of securities underlying unexercised options held at December 31, 2000:

Aggregate Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Name	# Shares Acquired on Exercise	Value Realized(1)		Number of Securities Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised In-the-Money Options at Fiscal Year-End(2)
		Exercisable		Unexercisable	Exercisable	Unexercisable
R. Scott Greer	575,000	$27,377,920	621,693	661,577	$33,351,309	$28,010,568
Raymond M. Withy, Ph.D.	364,918	15,029,485	123,160	218,258	5,870,995	8,818,411
C. Geoffrey Davis, Ph.D.	275,000	12,645,250	122,742	218,258	6,021,889	8,818,411
Kurt W. Leutzinger	50,000	2,976,250	158,284	268,716	7,956,165	11,764,644
Gisela M. Schwab, M.D.	15,000	801,250	93,333	291,667	4,602,484	14,382,829

(1)         Value realized reflects the aggregate fair market value of our common stock underlying the option on the date of exercise minus the aggregate exercise price of the option.

(2)         Value of unexercised in-the-money options are based on a value of $59.0625 per share, the closing price of our common stock on December 31, 2000. Amounts reflected are based on the value of $59.0625 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.

Change of Control Agreements

             We have entered into change of control severance agreements with Messrs. Greer, Davis, Leutzinger and Withy, and Ms. Schwab.  These agreements provide in pertinent part that if any of the following events occur within 24 months following a change of control, then the Company, or the company with which we merge, must pay the affected officer such officer’s salary and bonus, at the rate in effect just prior to the change of control, for one year or, in Mr. Greer’s case, two years:  (i) a termination of the officer’s employment without good cause; (ii) a material reduction in the officer’s salary or benefits or a substantial reduction of the officer’s perquisites, such as office space, without such officer’s consent or good business reason; (iii) a significant reduction in the officer’s duties, position or responsibilities without such officer’s consent; or (iv) a relocation of the officer’s employment by more than 35 miles without such officer’s consent.

             These agreements further provide for “gross up” payments to the officers in the event that they are subject to the tax code’s excise tax on so-called “excess parachute payments.”  For purposes of these agreements, a change in control includes (1) a person becoming the beneficial owner of more than 50% of the total voting power represented by the Company’s securities; (2) a merger or consolidation in which Abgenix stockholders immediately before the transaction own less than 50% of the total voting power represented by the Company’s securities; (3) liquidation or sale of all or substantially all of the Company’s assets; or (4) certain changes in the composition of the Board such that the incumbent directors before the change are less than a majority of the Board after the change.

             The Company’s Board of Directors has approved a plan which provides that in the event of a change in control of Abgenix, the options of each Abgenix employee whose employment is terminated without cause within 24 months of the change in control will become exercisable in full.  For these purposes, a change in control includes: (1) a person becoming the beneficial owner of 50% or more of our outstanding voting securities; (2) certain changes in the composition of our Board of Directors occurring within a two-year period; or (3) a merger or consolidation in which Abgenix stockholders immediately before the transaction own less than a majority of the outstanding voting securities of the surviving entity, or its parent, immediately after the transaction.

Compensation Committee Interlocks and Insider Participation

             None of the members of our Compensation Committee was, at any time since our formation, an officer or employee of Abgenix.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Report of the Compensation Committee of The Board of Directors on Executive Compensation

             The Compensation Committee is responsible for making recommendations to the Board of Directors concerning salaries and incentive compensation for employees of and consultants to Abgenix.  The Compensation Committee also has the authority and power to grant stock options to our employees and consultants.

             The goal of our compensation policies is to align executive compensation with business objectives, corporate performance, and to attract and retain executives who contribute to the long-term success and value of Abgenix.  We endeavor to achieve our compensation goals through the implementation of policies that are based on the following principles:

             •          THE COMPANY PAYS COMPETITIVELY FOR EXPERIENCED, HIGHLY SKILLED EXECUTIVES:

The Company operates in a competitive and rapidly changing biopharmaceutical industry.  Executive base compensation is targeted to the median salary paid to comparable executives in companies of similar size and location, and with comparable responsibilities.  The individual executive’s salary is adjusted annually based on individual performance, corporate performance, and the relative compensation of the individual compared to the comparable medians.

             •          THE COMPANY REWARDS EXECUTIVES FOR SUPERIOR PERFORMANCE:

The Compensation Committee believes that a substantial portion of each executive’s compensation should be in the form of bonuses.  Executive bonuses are based on a combination of individual performance and the attainment of corporate goals.  Individual performance goals are based on specific objectives which must be met in order for the Company to achieve its corporate goals.  In order to attract and retain executives who are qualified to excel in the biopharmaceutical industry, the Company awards higher bonuses based on performance in excess of the corporate goals.

             •          THE COMPANY STRIVES TO ALIGN LONG-TERM STOCKHOLDER AND EXECUTIVE INTERESTS:

In order to align the long-term interests of executives with those of stockholders, the Company grants all employees, and particularly executives, options to purchase stock.  Options are granted at the closing price of one share of the Company’s common stock on the date of grant and will provide value only when the price of the common stock increases above the exercise price.  Options are subject to vesting provisions designed to encourage executives to remain employed by the Company.  Additional options are granted from time to time based on individual performance and the prior level of grants.

Compensation of R. Scott Greer, Chief Executive Officer and Chairman of the Board

             Mr. Greer’s salary and stock option grant for fiscal 2000 are consistent with the criteria described above and with the Compensation Committee’s evaluation of his overall leadership and management of Abgenix.  2000 was a year of significant accomplishments for us.  We made significant progress in advancing our product pipeline, expanding our list of XenoMouse™ technology collaborations, entering into product development partnerships, acquiring new, complementary technologies through acquisitions, and building our financial strength.  A Phase II trial of one product candidate was completed, and Phase II trial of another was initiated.  Three product candidates are presently undergoing clinical trials, in indications including psoriasis, graft-versus-host disease, cancer and rheumatoid arthritis.  In addition, we completed two equity offerings in 2000, raising approximately $717.1 million.  Mr. Greer has continued to provide strategic direction to us and to build our organization.  Mr. Greer’s compensation for 2000 is set forth in the Summary Compensation Table appearing on page 4.

Compliance with Internal Revenue Code Section 162(m)

             Section 162(m) of the Internal Revenue Code provides that compensation paid to a public company’s chief executive officer and its four other highest paid executive officers in tax years 1994 and thereafter in excess of $1 million is not deductible unless such compensation is paid only upon the achievement of objective performance goals where certain procedural requirements have been satisfied.  Alternatively, such compensation may be deferred until the executive officer is no longer a covered person under Section 162(m).  Based on fiscal year 2000 compensation levels, no such limits on the deductibility of compensation applied to any officer of Abgenix.

Summary

             The Compensation Committee believes that our compensation policy as practiced to date by the Compensation Committee and the Board has been successful in attracting and retaining qualified employees and in tying compensation directly to corporate performance relative to corporate goals.  Our compensation policy will evolve over time as we attempt to achieve the many short-term goals we face while maintaining our focus on building long-term stockholder value through technological leadership and development and expansion of the market for our products.

Respectfully submitted,

/s/ Stephen A. Sherwin, M.D.
/s/ Mark B. Logan

THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE DEEMED TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

Compensation of Directors

             Each non-employee director of the Company receives a yearly retainer of $5,000 and a per meeting fee of $1,000 (plus $500 for each committee meeting attended by committee members or for special assignments of the Board of Directors).  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

             Each non-employee director of the Company also receives stock option grants under the 1998 Director Option Plan, as amended (the “Directors’ Plan”).  Only non-employee directors of the Company are eligible to receive options under the Directors’ Plan.  Options granted under the Directors’ Plan do not qualify as incentive stock options under the Internal Revenue Code.

             Under the Director’s Plan, each new non-employee director receives a stock option grant on the date such person first becomes a non-employee director, and each non-employee director receives an annual stock option grant.  The size of these grants is determined on an annual basis by resolution of the Board of Directors.  For fiscal year 2001, each annual grant will be an option to purchase 7500 shares of our common stock. The annual grants are made on the date of the Company’s Annual Meeting of Stockholders to each non-employee director who has served on the board for at least six months.  The annual and initial grants do not require action by the Company’s stockholders.  No other options may be granted at any time under the Directors’ Plan.  The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of our common stock on the date of grant.

             All options granted on or after June 1999 are fully vested upon grant.  The term of options granted under the Directors’ Plan is ten years.  In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, each option either will continue in effect, if the Company is the surviving entity, or will be assumed or an equivalent option will be substituted by the successor corporation, if the Company is not the surviving entity.  If the successor corporation does not assume an outstanding option or substitute it for an equivalent option, then the option shall become fully vested and exercisable.  In addition, following such assumption or substitution, if the optionee’s status as a director is terminated other than upon a voluntary resignation by the optionee, the option shall become fully vested and exercisable.

             During the last fiscal year, the Company granted options covering 30,000 shares of our common stock to each non-employee director of the Company, at an exercise price per share of $48.0625, which was the fair market value of our common stock on the date of grant based on the closing sales price reported on the Nasdaq National Market.

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT*

             The stock price performance depicted in the following graph is not necessarily indicative of future price performance. The information contained in the stock performance graph shall not be deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates it by reference into such filing.

             The following graph shows a comparison of total stockholder return for holders of our common stock from July 2, 1998, the date our common stock first traded on the Nasdaq National Market, through December 31, 2000 compared with the Nasdaq Composite Index and the Pharmaceutical Index. This graph is presented pursuant to the Securities and Exchange Commission rules. We believe that while total stockholder return can be an important indicator of corporate performance, the prices of biopharmaceutical stocks like that of Abgenix are subject to a number of market-related factors other than company performance, such as competitive announcements, drug discovery and commercialization, mergers and acquisitions in the industry, the general state of the economy, and the performance of other biopharmaceutical stocks.

*   $100 invested on 7/2/98 in stock or on 6/30/98 in the indices—including reinvestment of dividends. Fiscal year ending December 31.

Item 12. Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2001 by: (i) all those known by the Company to be beneficial owners of more than five percent of its common stock; (ii) each nominee for director; (iii) each of the executive officers named in the Summary Compensation Table (provided above); and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Cell Genesys, Inc. (4) 342 Lakeside Drive Foster City, CA 94404	8,954,136	10.44%
FMR Corp. (5) 82 Devonshire Street Boston, MA 02109	8,821,044	10.28
Janus Capital Corporation (6) 100 Fillmore Street Denver, CO 80206-4923	7,793,510	9.08
R. Scott Greer (7)	877,400	1.01
M. Kathleen Behrens, Ph.D. (8)	296,717	*
Raju S. Kucherlapati, Ph.D. (9)	322,741	*
Mark B. Logan (10)	120,933	*
Joseph E. Maroun (11)	833,792	*
Stephen A. Sherwin, M.D. (12)	348,490	*
Raymond M. Withy, Ph.D. (13)	261,724	*
C. Geoffrey Davis, Ph.D. (14)	223,575	*
Kurt W. Leutzinger (15)	273,445	*
Gisela M. Schwab (16)	146,741	*
All directors and executive officers as a group (16 persons) (17)	3,934,097	4.45%

*           Represents beneficial ownership of less than one percent of the Company’ common stock.

(1)         Unless otherwise indicated in these footnotes, the mailing address for each individual is c/o Abgenix, Inc., 6701 Kaiser Drive, Fremont, California 94555.

(2)         This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)         Applicable percentages are based on 85,795,184 shares outstanding on March 31, 2001.

(4)         Based on a Schedule 13G dated February 13, 2001.

(5)         In a filing on Schedule 13G, dated February 13, 2001, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, reported that it is the beneficial owner of 8,577,562 shares as a result of acting as investment adviser to various registered investment companies (each a “Fund” or the “Funds”).  According to the disclosure contained in Fidelity’s Schedule 13G, (a) each of Edward C. Johnson 3d (Chairman of FMR Corp.), FMR Corp. (through its control of Fidelity) and each of the Funds, has sole power to dispose of the 8,577,562 shares owned by the Funds, (b) neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees, (c) Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank, is the beneficial owner of 213,100 shares as a result of its service as investment manager to certain institutional accounts, (d)  Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 213,100 shares and sole power to vote or to direct the voting of 182,630 shares owned by such institutional accounts, and (e) Fidelity International Limited is the beneficial owner of 30,382 shares.

(6)         Based on a Schedule 13G, dated February 16, 2001.

(7)         Includes 661,866 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(8)         Includes 162,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(9)         Includes 292,741 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(10)       Includes 120,933 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(11)       Includes 5,602 shares owned by Mr. Maroun’s wife and 603,782 shares owned by the Maroun Family Limited Partnership.  Mr. Maroun disclaims beneficial ownership of such shares.  Also includes 224,408 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(12)       Includes 348,490 shares issuable upon exercisable of options within 60 days of March 31, 2001.  Does not include 8,954,136 shares beneficially owned by Cell Genesys, Inc. (the “CG Shares”).  Dr. Sherwin is an officer, director and beneficial stockholder of Cell Genesys, Inc.  As such, he may be deemed to have voting and dispositive power over the CG Shares.  However, Dr. Sherwin disclaims beneficial ownership of the CG Shares for purposes of Section 13 of the Exchange Act and this Amendment No. 1 to Form 10-K.

(13)       Includes 178,160 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(14)       Includes 173,575 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(15)       Includes 143,462 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(16)       Includes 141,875 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

(17)       Includes 2,675,507 shares issuable upon exercise of options exercisable within 60 days of March 31, 2001.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

             On February 27, 1998, Mr. Leutzinger and Abgenix entered into a relocation loan agreement pursuant to which Abgenix loaned $100,000 to Mr. Leutzinger in exchange for a promissory note from Mr. Leutzinger secured by a deed of trust.  No interest accrues on the promissory note until June 30, 2003.  As of December 31, 2000, the outstanding principal balance of the promissory note was $100,000.

             On May 5, 2000, Dr. Schwab and Abgenix entered into a relocation loan agreement pursuant to which Abgenix loaned $100,000 to Dr. Schwab in exchange for a promissory note from Dr. Schwab secured by a deed of trust.  No interest accrues on the promissory note until May 2005.  As of December 31, 2000, the outstanding principal balance of the promissory note was $100,000.

             We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Abgenix, and otherwise to the full extent permitted under Delaware law and our Bylaws.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2001	ABGENIX, INC.
(Registrant)

	By:	/s/ R. Scott Greer
R. Scott Greer
Chief Executive Officer
(On behalf of the registrant and as
principal executive officer)