Form 10-Q
period 2001-03-31
ABGENIX INC
filed 2001-05-15
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000–24207

ABGENIX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94–3248826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6701 Kaiser Drive
Fremont, California 94555
 (Address of principal executive offices)

Telephone Number (510) 608–6500
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                   No ☐

As of April 30, 2001 there were 85,936,370 shares of the Registrant’s Common Stock outstanding.

ABGENIX, INC.

Form 10–Q

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	March 31, 2001	December 31, 2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,745	$167,242
Marketable securities	449,833	525,641
Interest receivable	7,113	9,793
Accounts receivable	1,643	3,397
Prepaid expenses and other current assets	12,857	11,965
Total current assets	653,191	718,038
Property and equipment, net	25,975	18,374
Long-term investments	64,084	79,181
Intangible assets, net of accumulated amortization	115,950	117,997
Deposits and other assets	6,468	3,210

	$865,668	$936,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,318	$6,339
Deferred revenue	5,554	6,978
Accrued product development costs	1,119	2,338
Accrued employee benefits	1,434	2,034
Other accrued liabilities	4,519	3,124
Current portion of long-term debt	227	316
Acquisition liability	31,660	75,429
Total current liabilities	46,831	96,558

Deferred rent	722	567
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 220,000,000 shares authorized; 85,795,184 and 85,401,548 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively, at amount paid in	907,184	906,358
Additional paid-in capital	32,849	32,849
Deferred compensation	(145)	(234)
Accumulated other comprehensive income/(loss)	(15,536)	(705)
Accumulated deficit	(106,237)	(98,593)
Total stockholders' equity	818,115	839,675
	$865,668	$936,800

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended March 31,
	2001	2000

Revenues:
Contract revenue	$4,176	$1,965
Interest income	10,306	4,341
Total revenues	14,482	6,306

Costs and expenses:
Research and development	16,760	7,214
Amortization of intangible assets, related to research and development	2,046	777
General and administrative	3,065	1,584
Interest expense	255	114
Total costs and expenses	22,126	9,689

Net loss	$(7,644)	$(3,383)
Basic and diluted net loss per share	$(0.09)	$(0.05)
Shares used in computing basic and diluted net loss per share	85,661	74,772

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended March 31,
	2001	2000
Operating activities
Net loss	$(7,644)	$(3,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,989	1,257
Stock options issued to consultants	-	576
Changes for certain assets and liabilities:
Interest receivable	2,680	-
Accounts receivable	1,754	3,900
Prepaid expenses and other current assets	(892)	678
Deposits and other assets	(3,263)	5
Accounts payable	(4,021)	837
Deferred revenue	(1,424)	600
Accrued product development costs	(1,219)	(1,222)
Accrued employee benefits	(600)	(535)
Other accrued liabilities	1,395	187
Deferred rent	155	34
Net cash provided by (used in) operating activities	(10,090)	2,934
Investing activities
Purchases of marketable securities	(295,017)	(212,061)
Maturities of marketable securities	371,091	14,199
Capital expenditures	(8,449)	(303)
Payments under acquisition liability	(43,858)	-
Net cash provided by (used in) investing activities	23,767	(198,165)
Financing activities
Net proceeds from issuances of common stock	826	498,687
Payments on long-term debt	-	(434)
Net cash provided by financing activities	826	498,253
Net increase in cash and cash equivalents	14,503	303,022
Cash and cash equivalents at the beginning of the period	167,242	13,366
Cash and cash equivalents at the end of the period	$181,745	$316,388

See accompanying notes.

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1.          Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation - The unaudited condensed financial statements of Abgenix, Inc.  (the "Company" or "Abgenix") included herein have been prepared by the  Company pursuant to the rules and regulations of the Securities and  Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission on April 2, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any other future period.

     Revenue Recognition - The Company receives payments from customers for licenses, options and services. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:
•	Research license fees: Fees to license the use of the Company’s XenoMouseTM proprietary technology in research performed by customers of the Company are generally recognized only after the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to utilize the license, the revenue is recognized over the period of such obligation.

•	Product license fees: Fees to license the production, use and sale of an antibody generated by the XenoMouse technology are generally recognized only after the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to utilize the license, the revenue is recognized over the period of such obligation.

•	Option fees: Fees for granting options to customers to obtain a license to develop a product are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first.

•	Payments for research services performed by Abgenix are recognized ratably over the period during which these services are performed. However, fees earned for research services under co-development arrangements are recorded as contract revenues in the period services are rendered, net of fees payable by Abgenix to such co-developers for reimbursements of research and development costs.

•	Milestone payments are recognized as revenue when the milestone is achieved.

     Earnings per Share - Net loss per share is based on the weighted average common shares outstanding.  Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

     Stock splits – The accompanying financial statements have been restated to reflect a two-for-one stock split effective on July 7, 2000.

2.          Comprehensive Income (Loss)

             Other comprehensive income/(loss) consists of unrealized gains or losses on available-for-sale securities. Comprehensive loss was $22.5 million for the quarter ended March 31, 2001, and comprehensive income was $6.7 million for the quarter ended March 31, 2000.

3.          Acquisition of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.)

             In November 2000, the Company acquired all of the voting stock of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals Inc.), a Canadian biotechnology company. Under the terms of the agreement, Abenix Biopharma special shares were issued to former common and preferred shareholders and debenture holders of Abgenix Biopharma. The special shares of Abgenix Biopharma would have been convertible into common shares of the Company if the common shares were included in a registration statement that was declared effective by the Securities and Exchange Commission. In the absence of an effective registration statement, the special shareholders have the right to put their shares to the Company for cash. Their put rights will be fully vested on May 12, 2001 and will expire March 31, 2002. In February 2001, the Company notified the holders of Abgenix Biopharma special shares that the purchase price would be settled in cash. As of March 31, 2001, approximately 8.8 million Abgenix Biopharma special shares had been exchanged for $43.9 million and approximately 4.9 million special shares were still outstanding.

4.          Facility Lease and Letter of Credit

             In February 2001, the Company signed an operating lease for an additional facility for research and development activities. The lease expires in April 2011. As a condition to the lease, the Company provided a stand-by letter of credit for $3.0 million to the lessor, as security for its obligations under the lease. The letter of credit is secured by $3.3 million of cash and marketable securities in an investment account which the Company must maintain for the term of the lease. The investment account is classified as deposits and other assets on the balance sheet. Future minimum payments under this non-cancelable operating lease are as follows (in thousands): 2001—$1,981; 2002—$3,049; 2003—$3,171; 2004—$3,298; 2005—$3,430; and thereafter $20,732.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

             The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this quarterly report on form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under the heading "Additional factors that might affect future results".

Overview

             We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant–related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have developed our XenoMouseTM technology, a proprietary technology that facilitates rapid generation of highly specific, fully human antibody product candidates that bind to virtually any disease target appropriate for antibody therapy. In addition, we believe our technology offers advantages in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build a large and diversified product portfolio that we plan to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. One of our customers, Pfizer, Inc., has initiated clinical trials with a XenoMouse generated antibody. In addition, we have three proprietary antibody product candidates currently in clinical trials, two of which we have agreed to co-develop and commercialize with others.

             As of March 31, 2001 we have entered into contracts to use our XenoMouse technology to produce and/or develop the resulting fully human antibodies with twenty-five customers covering numerous antigen targets. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. The terms of these arrangements vary, but can generally be categorized as follows:
•	Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide for Abgenix to make fully human antibodies to the antigen targets provided or identified by the contract counterparty. The contracts typically contain provisions that allow either Abgenix or the other contract party to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting a product candidate for further development or commercialization will generally pay to the other party, in exchange for rights to develop and commercialize the product, license fees, milestone payments and royalty payments on any eventual product sales.

•	Proprietary Product Licensing—In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex agreed to make an initial license fee payment to us at signing and that we would earn a second license fee payment upon commencement of Phase II clinical trials of ABX-EGF. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We and Immunex share responsibility for product development. We will be responsible for completing the ongoing Phase I trials, and if the Phase I trials are successful, both companies will share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential product, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an antibody developed by us. Under that agreement, SangStat made an initial license fee payment and has agreed to make additional milestone payments. Development costs will be shared equally, as would any potential profits from sales of collaboration products. We and SangStat share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

We intend to build our product portfolio by generating antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy, and entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. These arrangements may or may not involve joint sharing of costs and profits.

•	Technology Licensing—We also license our XenoMouse technology to third parties for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody product identified through the XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer.

             Our dependence on contracts with third parties subjects us to a number of risks and uncertainties. Agreements with licensees typically allow the licensees significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount or timing of resources our licensees may devote to the product candidates. Even if we fulfill our obligations under an agreement, the licensee can terminate the agreement at any time following proper written notice. If any licensee were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed.

             We have three proprietary antibody product candidates that are currently in clinical trials, two of which are now being co-developed with our collaborators, as follows:
• ABX-IL8-Generated using XenoMouse technology, ABX-IL8 is our fully human antibody candidate for the treatment of psoriasis and rheumatoid arthritis. The status of clinical trials for ABX-IL8 is as follows:

• Psoriasis-We have completed Phase I, Phase I/II and Phase IIa clinical trials. We initiated Phase IIb clinical trials in February 2001 and enrollment is ongoing.

• Rheumatoid arthritis-We initiated a Phase IIa clinical trial in December 2000 and enrollment is ongoing.

• ABX-EGF-Generated using XenoMouse technology, ABX-EGF is our fully human antibody candidate for the treatment of a variety of cancers. In July 2000, we entered into the joint development and commercialization agreement with Immunex Corporation for ABX-EGF described above. The status of clinical trials for ABX-EGF is as follows:

• Various Cancers - We initiated a Phase I clinical trial for ABX-EGF in cancer in July 1999 and enrollment is ongoing.

• Kidney cancer- We initiated a Phase II clinical trial for ABX-EGF in kidney cancer in April 2001 and enrollment is ongoing. In May 2001, we received the second milestone payment from Immunex contemplated by the agreement described above.

• ABX-CBL-We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant–related disease known as graft versus host disease, or GVHD. We have completed a multi–center Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999 in which enrollment is ongoing. In August 2000, we entered into the joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL described above.

             In addition to our proprietary antibody product candidates in clinical trials, there is one customer-developed antibody generated with XenoMouse technology in clinical trials as follows:
•	Pfizer, Inc.-We generated a XenoMouse derived antibody for treating cancer, which Pfizer has advanced into clinical trials.

             We will expend significant capital to conduct clinical trials for our proprietary product candidates, including several Phase II clinical trials we plan to initiate in 2001. We believe that more extensive clinical data will enable us to enter into additional contractual arrangements related to those proprietary product candidates. We expect that this will substantially increase our capital needs over the next few years and increase our operating losses. However, we believe that we will be able to receive more favorable fees and payments from our contract parties if we have completed significant development of these products.

Results of Operations

Quarter Ended March 31, 2001 and 2000

             Contract revenue totaled $4.2 million in the quarter ended March 31, 2001 compared to $2.0 million, in the comparable 2000 period. The primary components for both periods were as follows:
•	A total of $2.6 million was recognized in the quarter ended March 31, 2001 under joint development and commercialization agreements with Immunex and SangStat for the development of ABX-EGF and ABX-CBL, respectively, as discussed above. As the agreements were executed in the third quarter of 2000, no revenue was recognized related to these agreements in the first quarter of 2000. Under these agreements, we recognize license fees ratably over the minimum periods we are obligated to share in development costs. Under the Immunex agreement, this is the 17-month period ended December 31, 2001 and the amount recognized in the quarter ended March 31, 2001 was $0.9 million. Under the SangStat agreement, this was the six-month period ended January 31, 2001, and the amount recognized in the quarter ended March 31, 2001 was $0.3 million. Additionally, in the quarter ended March 31, 2001, we recognized $1.4 million as revenue from SangStat, which represents 50% of the development costs of ABX-CBL we incurred and recorded as expense in the quarter ended March 31, 2001, net of 50% of the development costs incurred by SangStat. Development costs of ABX-EGF incurred by Immunex exceeded development costs incurred by us, in the quarter ended March 31, 2001, and therefore we recorded our 50% share of the excess as additional research and development expense.

•	Milestones fees from Pfizer, Inc. totaling $0.7 million were recognized in the quarter ended March 31, 2001 as compared to fees from Pfizer for certain research work of $0.2 million in the quarter ended March 31, 2000.

•	Research and license fees of $1.0 million were recognized in the quarter ended March 31, 2000, under an agreement with Millennium Pharmaceuticals Inc. in which we granted several licenses to make, use and sell antibodies generated with our XenoMouse technology. Payments totaling $10.0 million were received in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish XenoMouse technology at Millennium. We recognized these fees ratably each month over the period ended December 31, 2000, during which we fulfilled our obligation to assist in establishing XenoMouse technology at Millennium, enabling Millennium to practice the research license and product licenses. No such fees were recognized in the quarter ended March 31, 2001.

•	Two product license fees were received and recognized in the quarter ended March 31, 2000 from Japan Tobacco under an existing collaboration agreement. No such fees were recognized in the quarter ended March 31, 2001.

•	Additionally, research license fees were recognized in the quarter ended March 31, 2001, related to expanded agreements with Chiron Corporation and Amgen, Inc. and research funding fees were recognized in both quarters ended March 31, 2001 and 2000.

             Interest income consists primarily of interest from cash, cash equivalents and marketable securities. Interest income increased to $10.3 million in the quarter ended March 31, 2001 from $4.3 million in the comparable 2000 period. This increase is a result of higher average balances of our marketable securities and cash equivalents as a result of the investment of $717.1 million of net proceeds from a follow-on offering and a private placement in 2000.

             Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses.  Research and development expenses increased to $16.8 million in the quarter ended March 31, 2001 from $7.2 million in the comparable period in 2000. The increase is primarily due to costs associated with the following:
•	Increased personnel – Staffing at March 31, 2001 increased by approximately 130% from March 31, 2000. The increase in staff is to support the increased level of product development activities, including new target validation, process sciences, manufacturing and increased clinical activities. Also, the increase includes the new staff as a result of our acquisition of our Canadian subsidiary, Abgenix Biopharma Inc. (formerly ImmGenics Pharmaceuticals Inc.) in November 2000. Included in the increase are salary and related fringe benefits, recruiting and relocation costs. We expect personnel costs to increase further as we continue to build our organization.

•	Facility costs- Related to the increased staffing, we acquired new facilities and related leasehold, furniture and fixtures. As a result, rent, depreciation and utilities have increased in the quarter ended March 31, 2001 as compared to the same quarter in 2000. We expect facility costs to increase in future periods as a result of our capital expansion plans.

•	Research Costs- In the first quarter of 2001, we entered into an agreement with Impath Inc., in which Impath will evaluate target expression by performing certain tissue studies, enabling us to better identify potential diagnostic and therapeutic products. The agreement includes a monthly fee payable over 13 months. Also, research costs and lab supplies costs have increased in the first quarter of 2001 in comparison to the first quarter of 2000 as a result of the acquisition of Abgenix Biopharma as well as increased research activity and staff in the United States.

•	Clinical Costs- Clinical costs have increased in 2001 as we have initiated new clinical trials and progressed to later stage clinical trials for our three product candidates, ABX-CBL, ABX-IL8 and ABX-EGF. The costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Additionally, such costs include the costs of manufacturing the antibody used in clinical trials. In July and August 2000, we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. However, we expect clinical costs will increase in the future as we enter additional clinical trials for both new and existing product candidates.

•	Toxicology Costs- Related to our increased clinical trial activity, we incurred higher costs for toxicology studies in the quarter ended March 31, 2001 in comparison to the quarter ended March 31, 2000.

             Amortization of intangible assets relates to existing technology (including patents and certain royalty rights), goodwill and assembled workforce acquired through the acquisitions of Abgenix Biopharma and IntraImmune Therapies, Inc. in November 2000 and Xenotech in December 1999. As a result of the acquisitions in 2000, amortization increased to $2.0 million in the quarter ended March 31, 2001 from $0.8 million in the comparable 2000 period.

             General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $3.1 million in the quarter ended March 31, 2001 from $1.6 million in the comparable period in 2000. The increase reflects increased personnel costs, including recruiting costs and incentive compensation and additional consulting costs associated with our Information Services group. The increase is also related to the acquisition of Abgenix Biopharma. We expect personnel costs to increase further as we continue to build our organization, including consulting costs associated with new information systems.

Liquidity and Capital Resources

             At March 31, 2001, we had cash, cash equivalents and marketable securities of approximately $631.6 million. We invest our cash equivalents and marketable securities in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

             Net cash used in operating activities was $10.1 million for the quarter ended March 31, 2001, and net cash provided by operating activities was $2.9 million for the quarter ended March 31, 2000. In the quarter ended March 31, 2001, cash was provided by interest income of $13.0 million in comparison to $4.3 million in the quarter ended March 31, 2000, both net of the change in interest receivable. Additionally, in the quarter ended March 31, 2001, customers provided cash of $4.5 million in comparison to $6.5 million in the quarter ended March 31, 2000, both net of the change in accounts receivable and deferred revenue. Cash was used for operations in both periods primarily to fund research and development expenses and manufacturing costs related to the development of new products. Additionally, cash was used in the quarter ended March 31, 2001 for a security deposit related to a new facility lease and the pay down of accounts payable.

             Net cash provided by investing activities was $23.8 million for the quarter ended March 31, 2001, and net cash used in investing activities for the quarter ended March 31, 2000 was $198.2 million. For the quarter ended March 31, 2001, we received cash from our investment activities as certain of our marketable securities matured in comparison to the quarter ended March 31, 2000, in which cash received from our follow-on public offering in February 2000 was invested in marketable securities. For the quarter ended March 31, 2001, we made an aggregate cash payment of $43.9 million to the holders of the Abgenix Biopharma special shares in connection with our acquistion of Abgenix Biopharma. Additionally, in the first quarter of 2001, cash in the amount of $8.4 million was used for the acquisition of property and equipment, primarily leasehold improvements related to our new facility and computer equipment, in comparison to the first quarter of 2000, in which $0.3 million was spent on such items.

             During the quarter ended March 31, 2001, net cash provided by financing activities was $0.8 million, consisting primarily of the proceeds from the exercise of stock options. This compares to the quarter ended March 31, 2000, in which net cash provided by financing activities was $498.3 million, consisting primarily of the proceeds of our follow-on public offering in February 2000, in which we raised $496.5 million. Additionally, in the quarter ended March 31, 2000, we received cash proceeds for the exercise of warrants by Cell Genesys and additional cash proceeds from the exercise of stock options.

             In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 and $3.0 million, respectively, from a commercial bank as security for our obligations on the leases on our two new leased facilities. The stand-by letters of credit are secured by an investment account, in which we must maintain a $5.5 million balance. Additionally, we have a leasing agreement with a financing company under which we have financed purchases of approximately $2.0 million of our laboratory and office equipment. The lease term is 48 months and bears interest at rates ranging from 12.5% to 13.0%. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our first facility. The line was paid off in May 2000.

             We plan to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance collaborators. Over the next two years, we estimate that we will spend approximately $180.0-$200.0 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, we expect to spend approximately $10.0 million on new computer hardware and software, including the acquisition of a new enterprise resource planning system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, investigational new drug applications (INDs) for up to three product candidates annually, beginning in 2002. We believe that the annual goals of our customers and collaborators for 2002 and beyond include up to five INDs for additional product candidates based on our XenoMouse technology. If unforeseen difficulties arise in the course of developing product candidates, manufacturing product candidates, performing pre-clinical development and clinical trials of such product candidates, obtaining necessary regulatory approvals, or in other aspects of our business, we may be required to make further substantial expenditures. Our future liquidity and capital requirements will depend on many factors, including:

•	the scope and results of pre-clinical testing and clinical trials;

•	the retention of existing and establishment of further licensing and other agreements, if any;

•	continued scientific progress in our research and development programs;

•	the size and complexity of these programs;

•	the cost of establishing our manufacturing capabilities, and conducting commercialization activities and arrangements;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	the time and expense of filing and prosecuting patent applications and enforcing patent claims;

•	our investment in, or acquisition of, other companies;

•	the amount of product in-licensing in which we engage; and

•	other factors not within our control.

             We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

             We have incurred net losses in each of the last five years of operation, including net losses of  $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $7.6 million in the quarter ended March 31, 2001. As of March 31, 2001, our accumulated deficit was $106.2 million. Our losses to date have resulted principally from:
•	research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

•	costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

•	in-process research and development costs and amortization of intangible assets associated with our acquisitions of Abgenix Biopharma, IntraImmune and Xenotech;

•	general and administrative costs relating to our operations.

             We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, success or failure of clinical trials.

             As of December 31, 2000, we had federal net operating loss carryforwards of approximately $148.0 million. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, the amounts associated with the 1997 cross-license and settlement that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately 15 years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Risks Related to the Development and Commercialization of our Products

Our XenoMouse technology may not produce safe, efficacious or commercially viable products.

             Our XenoMouse technology is a new approach to the generation of antibody therapeutic products. We have not commercialized any antibody products based on XenoMouse technology.  Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at an early stage of development. Clinical trials have begun with respect to only three fully human antibody product candidates generated by XenoMouse technology. We cannot be certain that XenoMouse technology will generate antibodies against every antigen to which it is exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology may not result in any meaningful benefits to our current or potential customers or be safe and efficacious for patients. If XenoMouse technology fails to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially harmed.

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

             As of March 31, 2001, three of our proprietary product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable Federal Drug Administration, or FDA, guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF and/or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

             Our product candidates may fail to demonstrate safety and efficacy in clinical trials. This failure may delay development of other product candidates and hinder our ability to conduct related pre-clinical testing and clinical trials. As a result of these failures, we may also be unable to obtain additional financing. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We currently rely on a sole source third–party manufacturer.

             We currently rely, and will continue to rely for at least the next five years, on a single contract manufacturer, Lonza Biologics (Lonza), to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. In December 2000, we entered into a manufacturing supply agreement with Lonza, wherein Lonza will make available exclusively to us, for a period of five years commencing approximately in the fall of 2001, a cell culture production suite within its facility. As a result of this agreement, we gain access to production capacity and scheduling flexibility similar to owning the facility, while Lonza retains responsibility for staffing and operating the facility. The term of the agreement is five years with an option to extend the agreement. The dedicated cell culture production suite with associated purification capacity is undergoing refurbishment and is expected to be operational in the third quarter of 2001. Lonza has a limited number of facilities in which our product candidates can be produced and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

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

             We are in the planning stages of establishing our own manufacturing facility for the manufacture of products for clinical trials and early commercial launch, in compliance with FDA good manufacturing practices. In May 2000, we signed a long-term lease for a building to be built to contain this manufacturing facility. Construction has started and this facility is expected to be operational by year-end 2002. The costs of the facility, including design, leasehold improvements and equipment, will approximate $120 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process which comply with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. If we are unable to establish and maintain a manufacturing facility within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

             We also may encounter problems with the following:
•	production yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	on-going compliance with FDA regulations;

•	production costs; and

•	development of advanced manufacturing techniques and process controls.

             We are currently evaluating our options for commercial production of our antibody products, which include use of third-party manufacturers, establishing our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility which has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We may not be able to contract with any of these companies on acceptable terms, if at all.

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

             Only a limited number of fully human antibody product candidates have been generated pursuant to our collaboration agreements, and only three antibody product candidates generated with XenoMouse technology have entered clinical testing. These product candidates may not result in commercially successful products. Current or future collaboration agreements may not be successful. If we fail to maintain our existing collaboration agreements or to enter into additional agreements, our business, financial condition and results of operations will be materially harmed.

             Our dependence on licensing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms favorable to us, and collaborators typically are afforded significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. If any of our collaborators were to terminate or breach our agreement, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:
•	limit the number of product candidates that we will be able to develop and commercialize;

•	reduce the likelihood of successful product introduction;

•	significantly increase our capital requirements; and

•	place additional strain on our management's time.

             Existing or future collaborators may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays or termination in the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration. If any of our collaborators pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially harmed.

We do not have marketing and sales experience.

             We do not have marketing, sales or distribution experience or capability. For certain products, we may establish an internal marketing and sales force. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially harmed.

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

We have a history of losses.

             We have incurred net losses in each of the last five years of operation, including net losses of  $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $7.6 million in the quarter ended March 31, 2001. As of March 31, 2001, our accumulated deficit was $106.2 million. Our losses to date have resulted principally from:
•	research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

•	costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

•	in-process research and development costs and amortization of intangible assets associated with our acquisitions of Abgenix Biopharma, IntraImmune and Xenotech;

•	general and administrative costs relating to our operations.

             We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, success or failure of clinical trials.

Our future profitability is uncertain.

             Prior to June 1996, our business was owned by Cell Genesys, Inc. and operated as a business unit of Cell Genesys. Since that time, we have funded our research and development activities primarily from private placements and public offerings of our securities and from revenues generated by our licensing and contractual agreements.

             We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and other contractual arrangements and from interest income. To date, payments under licensing and other agreements have been in the form of option fees, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:
•	enter into further licensing and other agreements;

•	successfully complete pre-clinical development or clinical trials;

•	obtain required regulatory approvals;

•	successfully develop, manufacture and market product candidates; or

•	generate additional revenues or profitability.

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

             We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting pre-clinical development and clinical trials. We will be required to expend substantial funds in the course of completing required additional development, pre-clinical testing and clinical trials of and regulatory approval for product candidates. Our future liquidity and capital requirements will depend on many factors, including:
•	the scope and results of pre-clinical development and clinical trials;

•	the retention of existing and establishment of further licensing and other agreements, if any;

•	continued scientific progress in our research and development programs;

•	the size and complexity of these programs;

•	the cost of establishing manufacturing capabilities and conducting commercialization activities and arrangements;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	the time and expense of filing and prosecuting patent applications and enforcing patent claims;

•	our investment in, or acquisition of, other companies;

•	the amount of product in-licensing in which we engage; and

•	other factors not within our control.

             We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

Risks Related to our Intellectual Property

Our patent position is uncertain and our success depends on our proprietary rights.

             Our success depends in part on our ability to:
•	obtain patents;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.

             We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We own five issued patents in the United States, one granted patent in Europe, and three granted patents in Japan, and we have several pending patent applications in the United States and abroad, all relating to XenoMouse technology and products generated by it. Our wholly-owned subsidiary, Xenotech, owns two issued U.S. patents, one Australian patent, and several pending U.S. and foreign patent applications related to methods of treatment of bone disease in cancer patients. Our wholly-owned subsidiary, Abgenix Biopharma, is licensed under one issued U.S. patent and one pending patent in Canada and Europe relating to the Selected Lymphocyte Antibody Method (“SLAM”) technology. Our wholly owned subsidiary, IntraImmune, is licensed under patents and pending applications in the United States and in Europe related to intrabody technology. In addition, we have seven issued U.S. patents and several pending patent applications in the United States and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

             Research has been conducted for many years in the antibody and transgenic animal fields. This has resulted in a substantial number of issued patents and an even larger number of pending patent applications. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our customers may be prevented from pursuing product development or commercialization. Such a result could materially harm our business, financial condition and results of operations.

             In March 1997, we entered into a cross-license and settlement agreement with GenPharm International, Inc. to avoid protracted litigation. Under the cross-license, we licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. Our business, financial condition and results of operations could be materially harmed if any of the parties breaches the cross-license agreement.

             We have one granted European patent relating to XenoMouse technology that is currently undergoing opposition proceedings within the European Patent Office and the outcome of this opposition is uncertain.

             GlaxoSmithKline, plc (“Glaxo”) has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo’s patents and that all of the patent claims asserted against Genentech are invalid. An appeal by Glaxo is possible. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, then we may need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, commercialization of one or more of our products could be impeded in any territories in which these claims were in force.

             Genentech, Inc. owns a U.S. patent that relates to inhibiting the growth of tumor cells involving an anti-EGF receptor antibody in combination with a cytotoxic factor. ImClone Systems, Inc., owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells involving an anti-EGF receptor antibody in combination with an anti-neoplastic agent. We believe there are strong arguments that all claims of both the Genentech Inc. patent and the ImClone patent are invalid. We are continuing to analyze the scope of these patents. We believe that currently all of the Company’s activities relating to anti-EGFr monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. Based on our product development plans, we do not expect the scope of our activities in this regard to change in the future prior to filing an application for a biologic license with the FDA. If the claims of either the Genentech patent or the ImClone patent are judicially determined to cover our activities with ABX-EGF and are held valid, we may be required to obtain a license to Genentech’s or ImClone’s patent, as the case may be, to label and sell ABX-EGF for some or all such combination indications. Should a license be denied or unavailable on commercially reasonable terms, our commercialization of ABX-EGF could be impeded in the United States.

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

             The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time–consuming to pursue and their outcome is uncertain. Litigation may be necessary to:
•	enforce patents that we own or license;

•	protect trade secrets or know-how that we own or license; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

             If we become involved in any litigation, interference or other administrative proceedings, we could incur substantial expense and the efforts of our technical and management personnel could be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially harm our business, financial condition and results of operations.

Risks Related to our Industry

We face intense competition and rapid technological change.

             The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as us or our customers. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc.; Medarex's joint venture partner, Kirin Brewing Co., Ltd.; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc. and MorphoSys AG.

             Some of our competitors have received regulatory approval or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp., Novartis, Pharmacia Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc. and Biogen, Inc., have potential product candidates that may compete with ABX-IL8, in the treatment of psoriasis, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., AstraZeneca PLC and OSI Pharmaceuticals, Inc., have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

Other Risks Related to our Company

We acquired Abgenix Biopharma Inc., a Vancouver-based biotechnology company in November 2000. We may experience difficulty in the integration of this acquisition, or any future acquisition, with the operations of our business.

             In early November, we acquired all of the voting stock of Abgenix Biopharma, a Canadian biotechnology company that develops and intends to commercialize antibody-based therapeutic and diagnostic products for the treatment and diagnosis of a variety of diseases, for an aggregate consideration of approximately $77.2 million.

             We have a limited history of operating the business of our company and Abgenix Biopharma on a consolidated basis, and we have no prior experience operating a business outside of the United States. We may have difficulty integrating Abgenix Biopharma’s research and development operations with our own. Difficulty managing the integration of Abgenix Biopharma could result from many factors, some of which are beyond our control, including the following:
•	the geographic distance between our Fremont, California headquarters and our acquired Vancouver, British Columbia office;

•	potential differences in research and development protocols between Abgenix Biopharma and ourselves; and

•	the potential loss of personnel from our acquired operations.

             In the future, we may from time to time seek to expand our business through additional corporate acquisitions. Our acquisition of companies and businesses and expansion of operations, including the recent acquisition of Abgenix Biopharma, involve risks such as the following:
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

             In addition, our acquisition of companies and businesses and expansion of operations, including the recent acquisition of Abgenix Biopharma, may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

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

             In June 1999, our board of directors adopted a stockholder rights plan, which was amended in November 1999. The stockholder rights plan provides for a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000th of a share of our Series A participating preferred stock at an exercise price of $30.00. Each right will become exercisable following the tenth day after a person or group, other than Cell Genesys or its affiliates, successors or assigns, announces an acquisition of 15% or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In the case of Cell Genesys, or its affiliates, successors or assigns, which beneficially owned 10.44% of our outstanding common stock as of March 31, 2001, each right will become exercisable following the tenth day after it announces the acquisition of more than 25% of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell Genesys, or its affiliates, successors or assigns, of more than 25% of our common stock. We will be entitled to redeem the rights at $0.01 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more, or in the case of Cell Genesys, or its affiliates, successors or assigns, more than 25%, of our common stock.

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

             The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials under which the coverage limits are $5.0 million per occurrence and $5.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

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

Our stock price is highly volatile.

             The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between March 31, 2000 and March 31, 2001, our common stock closed as high as $93.1875 per share and as low as $16.75 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:
•	our financial results;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial therapeutic products by us or our competitors;

•	published reports by securities analysts;

•	progress with clinical trials;

•	government regulation;

•	changes in reimbursement policies;

•	developments in patent or other proprietary rights;

•	developments in our relationship with customers;

•	public concern as to the safety and efficacy of our products; and

•	general market conditions.

The state of California is currently experiencing a shortage of electrical energy that may cause certain of our operations to be suspended temporarily.

             Substantially all of our operations in Fremont, California are run by electrical energy purchased from a local utility.  We have not experienced energy shortages and do not anticipate any significant difficulties in the foreseeable future.  We have limited back-up generating capacity.  Extended shortages of energy could slow our research efforts and increase our operating costs.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

             Interest Rate Risk.  The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair value of our debt securities of approximately $0.9 million, at March 31, 2001 and approximately $1.1 million, at December 31, 2000.

              Equity Price Risk.  We are exposed to equity price risk on strategic investments in CuraGen Corporation and Immunogen, Inc. We typically do not attempt to reduce or eliminate our market exposure on these securities. Assuming an adverse change of 30% in the market price of the CuraGen and Immunogen stock, the fair value of these equity investments would decrease in value by approximately $19.2 million and $23.8 million as of March 31, 2001 and December 31, 2000, respectively.  This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II

ITEM 1 – Legal Proceedings

Not applicable.

ITEM 2 – Changes in Securities and Use of Proceeds

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 3 - Defaults upon Senior Securities

Not applicable.

ITEM 4 - Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5 - Other Information

Not applicable.

ITEM 6 - Exhibits and Reports on Form 8–K

(a) Exhibits
Exhibit No.	Caption
*3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
*3.2(1)	Amended and Restated Bylaws of Abgenix, as currently in effect.
*4.1(1)	Specimen Common Stock Certificate.

*10.65(2)	Lease Agreement dated February 14, 2001 between AMB Property L.P., a Delaware limited partnership, and Abgenix, Inc.
*10.66(2)	Product Supply Agreement by and between Lonza Biologics PLC and Abgenix, Inc. dated November 30, 2000.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(1)	Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S–1 (File No. 333–49415).
(2)	Filed herewith.

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

ABGENIX, INC.
(Registrant)

/s/ R. Scott Greer
R. Scott Greer
Chief Executive Officer
(Principal Executive Officer)

/s/ Kurt Leutzinger
Kurt Leutzinger
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBITS
10.65	Lease Agreement dated February 14, 2001 between AMB Property L.P., a Delaware limited partnership, and Abgenix, Inc.
*10.66	Product Supply Agreement by and between Lonza Biologics PLC and Abgenix, Inc. dated November 30, 2000.

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.