Form 10-Q
period 2001-06-30
ABGENIX INC
filed 2001-08-14
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-24207

ABGENIX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3248826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6701 Kaiser Drive
Fremont, California 94555
(Address of principal executive offices)

Telephone Number (510) 608-6500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001 there were 86,156,183 shares of the Registrant's Common Stock outstanding.

ABGENIX, INC.

Form 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,198	$167,242
Marketable securities	488,170	525,641
Interest receivable	6,062	9,793
Accounts receivable	3,030	3,397
Prepaid expenses and other current assets	12,740	11,965

Total current assets	597,200	718,038
Property and equipment, net	36,425	18,374
Long-term investments	113,861	79,181
Intangible assets, net of accumulated amortization	114,834	117,997
Deposits and other assets	6,781	3,210

	$869,101	$936,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,085	$6,339
Deferred revenue	4,330	6,978
Accrued product development costs	1,294	2,338
Accrued employee benefits	2,334	2,034
Other accrued liabilities	6,534	3,124
Current portion of long-term debt	31	316
Acquisition liability	1,950	75,429

Total current liabilities	24,558	96,558
Deferred rent	1,149	567
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 86,125,217 and 85,401,548 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively, at amount paid in	912,531	906,358
Additional paid-in capital	32,849	32,849
Deferred compensation	(65)	(234)
Accumulated other comprehensive income/(loss)	19,101	(705)
Accumulated deficit	(121,022)	(98,593)

Total stockholders' equity	843,394	839,675

	$869,101	$936,800

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Contract revenue	$8,354	$3,478	$12,530	$5,443
Interest and other income	7,664	8,781	17,971	13,122

Total revenues	16,018	12,259	30,501	18,565
Costs and expenses:
Research and development	25,628	11,912	42,383	19,126
General and administrative	3,131	1,805	6,200	3,390
Amortization of intangible assets, related to research and development	2,046	777	4,093	1,553
Interest expense	—	185	255	300

Total costs and expenses	30,805	14,679	52,931	24,369

Net loss	$(14,787)	$(2,420)	$(22,430)	$(5,804)

Basic and diluted net loss per share	$(0.17)	$(0.03)	$(0.26)	$(0.07)

Shares used in computing basic and diluted net loss per share	85,947	80,545	85,805	77,522

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Operating activities
Net loss	$(22,430)	$(5,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,236	2,511
Stock options issued to consultants	—	595
Changes for certain assets and liabilities:
Interest receivable	3,731	(4,804)
Accounts receivable	367	3,550
Prepaid expenses and other current assets	(775)	(3,864)
Deposits and other assets	(3,581)	(315)
Accounts payable	1,746	116
Deferred revenue	(2,648)	8,772
Accrued product development costs	(1,044)	524
Accrued employee benefits	300	(269)
Other accrued liabilities	3,410	310
Deferred rent	582	57

Net cash provided by (used in) operating activities	(14,106)	1,379

Investing activities
Purchases of marketable securities	(621,174)	(514,607)
Maturities of marketable securities	658,872	127,214
Capital expenditures	(20,148)	(1,652)
Payments for acquisition liabilities	(71,145)	—
Purchases of long-term investments	(15,101)	—

Net cash used in investing activities	(68,696)	(389,045)

Financing activities
Net proceeds from issuances of common stock	3,043	500,452
Payments on long-term debt	(285)	(1,606)

Net cash provided by financing activities	2,758	498,846

Net increase (decrease) in cash and cash equivalents	(80,044)	111,180
Cash and cash equivalents at the beginning of the period	167,242	13,366

Cash and cash equivalents at the end of the period	$87,198	$124,546

See accompanying notes.

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1. Basis of Presentation and Summary of Significant Accounting Policies

    Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any other future period.

    Revenue Recognition—The Company receives payments from customers for licenses, options and services. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Research license fees: Fees to license the use of the Company's proprietary XenoMouseR technology in research performed by customers of the Company are generally recognized only after the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to utilize the license, the revenue is recognized over the period of such obligation.

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

    Earnings per Share—Net loss per share is based on the weighted average common shares outstanding. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

2. Comprehensive Income (Loss)

    Other comprehensive income/(loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income/(loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(14,787)	$(2,420)	$(22,430)	$(5,804)
Increase (decrease) in net unrealized gains on available-for-sale investments	34,637	(7,331)	19,806	2,727

Comprehensive income (loss)	$19,850	$(9,751)	$(2,624)	$(3,077)

3. Acquisition of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.)

    In November 2000, the Company acquired all of the voting stock of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals Inc.), a Canadian biotechnology company. Under the terms of the agreement, Abgenix Biopharma special shares were issued to former common and preferred shareholders and debenture holders of Abgenix Biopharma. The holders of the Abgenix Biopharma special shares have the right to put their shares to the Company for cash at $4.97 per share. In February 2001, the Company notified the holders of the special shares that the purchase price would be settled in cash. The put rights will expire on March 31, 2002. As of June 30, 2001, approximately 13.5 million Abgenix Biopharma special shares had been exchanged for $67.0 million and approximately 200,000 special shares were still outstanding.

    In connection with the acquisition, the Company agreed to exchange Abgenix Biopharma stock options held by employees and directors of Abgenix Biopharma for stock options of the Company, based on an exchange ratio that entitled the holder of each Abgenix Biopharma option to receive a replacement option for Company shares having a total value (less the total exercise price) not exceeding the total value of Abgenix Biopharma shares underlying the Abgenix Biopharma option (less the total exercise price), as fixed in November 2000 when the Abgenix Biopharma options were terminated. Replacement options covering a total of 247,155 shares of common stock of the Company were issued in exchange for the Abgenix Biopharma options. The replacement options were fully vested at the time of the exchange. Pursuant to the Company's stock option plan, the Company also offered the employees and certain former directors of Abgenix Biopharma a cash buy-out election. As of June 30, 2001, option holders had exercised their cash buy-out rights in respect of options for 137,073 Company shares pursuant to which a total of $4.1 million in cash was paid. In addition, options representing 84,009 Company shares had been exercised as of that date. As of August 1, 2001, options for an additional 22,340 shares had been cashed out for $724,286, options covering 3,733 shares had been exercised, and no options remained outstanding.

4. Facility Lease and Letter of Credit

    In February 2001, the Company signed an operating lease for an additional facility for research and development activities. The lease expires in April 2011. As a condition to the lease, the Company provided a stand-by letter of credit for $3.0 million to the lessor as security for the Company's obligations under the lease. The letter of credit is secured by $3.3 million of cash and marketable securities in an investment account that the Company must maintain for the term of the lease. The investment account is classified as deposits and other assets on the balance sheet. Future minimum payments under this non-cancelable operating lease are as follows (in thousands): 2001—$1,485; 2002—$3,049; 2003—$3,171; 2004—$3,298; 2005—$3,430; and $20,732 over the remaining term of the lease.

5. Segment Information

    The operations of the Company and its wholly owned subsidiaries constitute one business segment.

    Revenue from three customers represented 62%, 14% and 13% respectively, of contract revenues for the three months ended June 30, 2001, compared with two customers that represented 86% and 11% respectively, in the same period in 2000. Revenue from three customers represented 49%, 23% and 10%, respectively, of contract revenues for the six months ended June 30, 2001, compared with two customers that represented 75% and 14% respectively, in the same period.

ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

    We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have proprietary technologies that facilitate rapid generation of highly specific, fully human antibody product candidates that bind to disease targets appropriate for antibody therapy. We developed our XenoMouseR technology, a technology utilizing genetically modified mice. We are also the exclusive licensee of a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM technology. In our newly developed XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use XenoMouse technology to build a large and diversified product portfolio that we expect to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with XenoMouse-generated antibodies. In addition, we have three proprietary antibody product candidates currently in clinical trials, two of which we have agreed to co-develop and commercialize with others.

    As of June 30, 2001, we had entered into contracts covering numerous antigen targets with twenty-seven customers to use our XenoMouse technology to produce and/or develop the resulting fully human antibodies. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. The terms of these arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide for Abgenix to make fully human antibodies to the antigen targets provided or identified by the contract counterparty. The contracts typically contain provisions that allow either Abgenix or the other contract party to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting a product candidate for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product.

  •
  Proprietary Product Development—In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. Development costs will be shared equally, as would any profits from sales of collaboration products. We and Immunex share responsibility for product development. We will be responsible for completing the ongoing Phase I trials, and if the Phase I trials are successful, both companies will share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential product, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an antibody developed by us. Under that agreement, SangStat paid us an initial license fee in 2000 and a second milestone payment in June 2001, and has agreed to make a final milestone payment in 2002. Development costs will be shared equally, as would any profits from sales of collaboration products. We and SangStat share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

  •
  Technology Licensing—We also license our XenoMouse technology to third parties for the purpose of generating fully human antibody product candidates to one or more specific antigen targets provided by the customer. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody product identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody product candidate into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer.

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

    We have three proprietary antibody product candidates that are currently in clinical trials, two of which are now being co-developed with our collaborators, as follows:

  •
  ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is our fully human antibody candidate for the treatment of inflammatory diseases, including psoriasis and rheumatoid arthritis. The status of clinical trials for ABX-IL8 is as follows:

  •
  Psoriasis—We have completed Phase I, Phase I/II and Phase IIa clinical trials. We initiated a Phase IIb clinical trial in February 2001 and enrollment is ongoing.

  •
  Rheumatoid arthritis—We initiated a Phase IIa clinical trial in December 2000. Enrollment is complete and patient treatment is ongoing.

  •
  ABX-EGF—Generated using XenoMouse technology, ABX-EGF is our fully human antibody candidate for the treatment of a variety of cancers. In July 2000, we entered into the joint development and commercialization agreement with Immunex Corporation for ABX-EGF described above. The status of clinical trials for ABX-EGF is as follows:

    •
    Various Cancers—We initiated a Phase I clinical trial for ABX-EGF in cancer in July 1999 and enrollment is ongoing.

    •
    Kidney cancer—We initiated a Phase II clinical trial for ABX-EGF in kidney cancer in April 2001 and enrollment is ongoing. In May 2001, we received the second milestone payment from Immunex contemplated by the agreement described above.

    •
    Non-small cell lung cancer—Immunex initiated a Phase II clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001 and enrollment is ongoing.

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

    We will expend significant capital to conduct clinical trials for our proprietary product candidates, including several Phase II clinical trials we have initiated or plan to initiate in 2001. We believe that more extensive clinical data will enable us to enter into additional contractual arrangements related to those proprietary product candidates. We expect that this will substantially increase our capital needs over the next few years and increase our operating losses. However, we believe that we will be able to receive more favorable proceeds from our contract parties if we have completed significant development of these products.

    In addition to our proprietary antibody product candidates in clinical trials, there are two customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

  •
  Pfizer, Inc.—We generated a XenoMouse-derived antibody for treating cancer, which Pfizer has advanced into clinical trials.

  •
  Amgen, Inc.—We generated a XenoMouse-derived antibody for treating an undisclosed antigen target, which Amgen has advanced into clinical trials.

Internal Development Activities

    We intend to build our product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy, and entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. We plan to enter into agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired functions and characteristics. These arrangements may or may not involve joint sharing of costs and profits.

Results of Operations

Three Months and Six Months Ended June 30, 2001 and 2000

    Contract revenue totaled $8.4 million and $12.5 million in the three and six-month periods ended June 30, 2001 compared to $3.5 million and $5.4 million, respectively, in the comparable 2000 periods. The primary components for both periods were as follows:

  •
  Proprietary Product Development

    A total of $6.4 and $9.0 million was recognized in the three and six-month periods ended June 30, 2001, including license fees, reimbursement of development costs and milestone fees under joint development and commercialization agreements with Immunex Corporation and SangStat Medical Corporation for the development of ABX-EGF and ABX-CBL, respectively. As the agreements were executed in the third quarter of 2000, no revenue was recognized related to these agreements in the comparable three and six-month periods ended June 30, 2000. Under these agreements, we recognize license fees ratably over the minimum periods we are obligated to share in development costs. Under the Immunex agreement, this is the 17-month period ended December 31, 2001. Under the SangStat agreement, this was the 6-month period ended January 31, 2001.

  •
  Technology Licensing

    A total of $2.0 and $3.5 million was recognized in the three and six-month periods ended June 30, 2001, including license fees, research fees, option fees and milestone fees primarily from Amgen Inc., Pfizer, Inc., Centocor, Inc., CuraGen Corporation and Chiron Corporation. Included in these amounts was a milestone fee from Amgen Inc. for the advancement of a XenoMouse derived antibody into clinical trials.

    A total of $3.5 and $5.4 was recognized in the three and six-month periods ended June 30, 2000, including license fees, research fees and option fees primarily from Millennium Pharmaceutical Inc., Pfizer, Inc., Japan Tobacco Inc. and CuraGen Corporation. The primary component of this revenue was research and license fees related to an agreement with Millennium Pharmaceuticals Inc. in which we granted several licenses to make, use and sell antibodies generated with our XenoMouse technology. Payments totaling $10.0 million were received in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish XenoMouse technology at Millennium. We recognized these fees ratably each month over the period ended December 31, 2000, during which we fulfilled our obligation to assist in establishing XenoMouse technology at Millennium, enabling Millennium to practice the research license and product licenses. No such fees were recognized in the three and six-month periods ended June 30, 2001.

    Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $7.7 million in the three months ended June 30, 2001 compared to $8.8 million in the same period in 2000. Interest and other income increased to $18.0 million in the six-month period ended June 30, 2001 compared to $13.1 million in the same period in 2000. Interest and other income in the second quarter of 2001 decreased $2.6 million compared to the first quarter of 2001. The decrease in interest and other income for the three months ended June 30, 2001 compared to the same period one year ago and the decrease in interest and other income sequentially from the first quarter of 2001 was primarily due to lower cash, marketable securities and cash equivalent balances as well as lower interest rates. The increase in interest and other income for the six months ended June 30, 2001 compared to the same period in 2000 is the result of higher average balances of our marketable securities and cash equivalents as a result of the investment of $717.1 million of net proceeds from a follow-on offering in February 2000 and a private placement in November 2000.

    Research and development expenses consist primarily of compensation and other expenses related to research and development personnel; costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates; and facilities expenses. Research and development expenses increased to $25.6 million in the three months ended June 30, 2001 from $11.9 million in the comparable period in 2000 and to $42.4 million in the six months ended June 30, 2001 from $19.1 million in the comparable period in 2000. The increase is primarily due to costs associated with the following:

•
Increased Personnel—Staffing at June 30, 2001 increased by approximately 141% from June 30, 2000. The increase in staff is to support the increased level of product development activities, including new target validation, process sciences, manufacturing and clinical activities. Also, the increase includes additional employees resulting from our acquisition of our Canadian subsidiary, Abgenix Biopharma Inc. in November 2000. Included in the increase are salary, related fringe benefits, and recruiting and relocation costs. We expect personnel costs to increase further as we continue to build our organization.

•
Facility Costs—Related to the increased staffing, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, rent, depreciation and utilities have increased in the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. We expect facility costs to increase in future periods as a result of our capital expansion plans.

•
Research Costs—In the first quarter of 2001, we entered into an agreement with Impath Inc. under which Impath will evaluate target expression by performing certain tissue studies, enabling us to better identify potential diagnostic and therapeutic products. The agreement includes a monthly fee payable over 13 months. Also, research costs and lab supplies costs have increased in the first quarter of 2001 in comparison to the first quarter of 2000 as a result of the acquisition of Abgenix Biopharma as well as increased research activity and staff in the United States.

•
Clinical Costs—Clinical costs have increased in 2001 as we have initiated new clinical trials and progressed to later stage clinical trials for our three product candidates, ABX-CBL, ABX-IL8 and ABX-EGF. The costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Additionally, such costs include the costs of manufacturing the antibody used in clinical trials. In July and August 2000, we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. However, we expect clinical costs will increase in the future as we enter additional clinical trials for both new and existing product candidates.

•
Toxicology Costs—Related to our increased clinical trial activity, we incurred higher costs for toxicology studies in the three and six-month periods ended June 30, 2001 in comparison to the comparable periods in 2000.

    Amortization of intangible assets relates to existing technology (including patents and certain royalty rights), goodwill and assembled workforce acquired through the acquisitions of Abgenix Biopharma and IntraImmune Therapies Inc. in November 2000 and Xenotech in December 1999. As a result of the acquisitions in 2000, amortization increased to $2.0 million in the three months ended June 30, 2001 from $0.8 million in the comparable period in 2000 and to $4.1 million in the six months ended June 30, 2001 from $1.6 million in the comparable period in 2000.

    General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $3.1 million in the three months ended June 30, 2001 from $1.8 million in the comparable period in 2000 and to $6.2 million in the six months ended June 30, 2001 from $3.4 million in the comparable period in 2000. The increase reflects increased personnel costs, including recruiting costs and incentive compensation and additional consulting costs associated with our Information Services group. The increase is also related to the acquisition of Abgenix Biopharma. We expect personnel costs to increase further as we continue to build our organization, including consulting costs associated with new information systems.

Liquidity and Capital Resources

    At June 30, 2001, we had cash, cash equivalents and marketable securities of approximately $575.4 million. We invest our cash equivalents and marketable securities in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

    Net cash used in operating activities was $14.1 million for the six months ended June 30, 2001, and net cash provided by operating activities was $1.4 million for the six months ended June 30, 2000. The increased use of cash in operations reflects primarily our increased funding of research and development and manufacturing costs related to the development of new products. Total research and development expenses increased $23.3 million in the six months ended June 30, 2001 from the comparable period in 2000. Also affecting the increased use of cash in operations in the six months ended June 30, 2001, was the timing of customer payments. Customers provided cash of $10.3 million in the six months ended June 30, 2001 in comparison to $17.8 million in the six months ended June 30, 2000, both net of the change in accounts receivable and deferred revenue. Additionally, cash was used in the six months ended June 30, 2001 for a security deposit related to a new facility lease. Partially offsetting the increased use of cash was interest income. Cash provided by interest income was $21.6 million in the six months ended June 30, 2001 in comparison to $8.3 million in the six months ended June 30, 2000, both net of the change in interest receivable.

    Net cash used in investing activities was $68.7 million and $389.0 million for the six months ended June 30, 2001, and June 30, 2000, respectively. For the six months ended June 30, 2001, we received cash from our investment activities as certain of our marketable securities matured in comparison to the six months ended June 30, 2000, in which cash received from our follow-on public offering in February 2000 was invested in marketable securities. Cash was also used in the six months ended June 30, 2001, as follows: $67.0 million to the holders of Abgenix Biopharma special shares in connection with our acquisition of Abgenix Biopharma; $4.1 million for the buy-out of certain stock options issued in connection with the Abgenix Biopharma acquisition; $20.1 million for the acquisition of property and equipment, primarily leasehold improvements related to our new facility and computer equipment; and $15.0 million for an equity investment in MDS Proteomics Inc. In the six months ended June 30, 2000, $1.7 million was spent on property and equipment, primarily leasehold improvements related to our new facility and computer equipment.

    During the six months ended June 30, 2001, net cash provided by financing activities was $2.8 million, consisting of proceeds from the exercise of stock options. This activity compares to the six months ended June 30, 2000, in which net cash provided by financing activities was $498.8 million, consisting primarily of the proceeds of our follow-on public offering in February 2000, in which we raised $496.5 million. In addition to this funding, in 2000 we received $3.8 million from the exercise of warrants and stock options and proceeds from the issuance of stock under our employee stock purchase plan.

    In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 and $3.0 million, respectively, from a commercial bank as security for our obligations on the leases on our two new leased facilities. The stand-by letters of credit are secured by an investment account, in which we must maintain a $5.5 million balance. Additionally, in 1997 we leased $2.0 million of our laboratory and office equipment from a financing company. The lease term is 48 months. The lease bears interest at approximately 12.5%, and matures in September 2001. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our first facility. The line was paid off in May 2000.

    We plan to continue to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance collaborators. Over the next eighteen months, we estimate that we will spend approximately

$180.0-$200.0 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, we expect to spend approximately $10.0-$20.0 million on new computer hardware and software, including the acquisition of a new enterprise resource planning system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, investigational new drug applications (INDs) for up to three product candidates annually, beginning in 2002. We believe that the annual goals of our customers and collaborators for 2002 and beyond include up to five INDs for additional product candidates based on our XenoMouse technology. If unforeseen difficulties arise in the course of developing product candidates, obtaining needed licenses, manufacturing product candidates, performing pre-clinical development and clinical trials of such product candidates, obtaining necessary regulatory approvals, or in other aspects of our business, we may be required to make further substantial expenditures. Our future liquidity and capital requirements will depend on many factors, including:

  •
  the scope and results of pre-clinical testing and clinical trials;

  •
  the retention of existing and establishment of further licensing and other agreements, if any;

  •
  continued scientific progress in our research and development programs;

  •
  the size and complexity of these programs;

  •
  the cost of establishing our manufacturing capabilities;

  •
  the cost of conducting commercialization activities and arrangements;

  •
  the time and expense involved in seeking regulatory approvals;

  •
  competing technological and market developments;

  •
  the time and expense of filing and prosecuting patent applications and enforcing patent claims;

  •
  our investment in, or acquisition of, other companies;

  •
  the amount of product in-licensing in which we engage; and

  •
  other factors not within our control.

    We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. We may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

    We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $22.4 million in the six months ended June 30, 2001. As of June 30, 2001, our accumulated deficit was $121.0 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

  •
  costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Abgenix Biopharma, IntraImmune Therapies and Xenotech;

  •
  general and administrative costs relating to our operations.

    We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, and charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, success or failure of clinical trials.

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

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products.

    Our XenoMouse and XenoMax technologies are new approaches to the generation of antibody therapeutic products. We have not commercialized any antibody products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody product candidates are still at an early stage of development. Clinical trials have begun with respect to only three fully human antibody product candidates generated by XenoMouse technology. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. If our technologies fail to generate antibody product candidates that lead to the successful development and commercialization of products, our business, financial condition and results of operations will be materially harmed.

Successful development of our products is uncertain.

    Our development of current and future product candidates, either alone or in conjunction with collaborators, is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

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

  •
  failure to achieve market acceptance.

    Because of these risks, our research and development efforts and those of our customers and collaborators may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

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

    As of June 30, 2001 three of our proprietary product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable Federal Drug Administration, or FDA, guidelines. As a result, this data will not support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

    We currently rely, and will continue to rely for at least the next five years, on a single contract manufacturer, Lonza Biologics (Lonza), to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. In December 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza will make available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. As a result of this agreement, we expect to gain access to production capacity and scheduling flexibility similar to owning the production capability, while Lonza retains responsibility for staffing and operating the facility. The term of the agreement is five years with an option to extend the term. The dedicated cell culture production suite is being refurbished and is expected to be operational and available to us in the third quarter of 2001. Lonza has a limited number of facilities in which our product candidates can be produced and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

    Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our third-party manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially harmed.

Our own ability to manufacture is uncertain.

    We are building our own manufacturing facility for the manufacture of products for clinical trials and early commercial launch, in compliance with FDA good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction has started and this facility is expected to be operational by year-end 2002. The costs of the facility, including design, leasehold improvements and equipment, will approximate $140 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody products. Such antibody products will also need to be manufactured in a facility and by a process that comply with FDA and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. If we are unable to establish and maintain a manufacturing facility within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

    We also may encounter problems with the following:

  •
  production yields;

  •
  quality control and assurance;

  •
  shortages of qualified personnel;

  •
  on-going compliance with FDA regulations;

  •
  production costs; and

  •
  development of advanced manufacturing techniques and process controls.

    We are currently evaluating our options for commercial production of our antibody products, which include use of third-party manufacturers, establishing our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing faclilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We may not be able to contract with any of these companies on acceptable terms, if at all.

    In addition, we and any third-party manufacturer will be required to register with the FDA and other regulatory authorities any manufacturing facilities in which our antibody products are manufactured. The facilities will then be subject to inspections confirming compliance with FDA good manufacturing practice or other regulations. If we or any of our third-party manufacturers fail to maintain regulatory compliance, our business, financial condition and results of operations will be materially harmed.

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

    Only a limited number of fully human antibody product candidates have been generated pursuant to our collaboration agreements, and only four antibody product candidates generated with XenoMouse technology have entered clinical testing. These product candidates may not result in commercially successful products. Current or future collaboration agreements may not be successful. If we fail to maintain our existing collaboration agreements or to enter into additional agreements, our business, financial condition and results of operations could be materially harmed.

    Our dependence on licensing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and collaborators typically are afforded significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. If any of our collaborators were to terminate or breach our agreement, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

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

We are subject to extensive government regulation and we may not be able to obtain regulatory approvals.

    Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish the product candidates' safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

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

  •
  criminal prosecutions.

    We expect to rely on our customers to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our customers may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, our customers will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be precluded. Delays and limitations may materially harm our business, financial condition and results of operations.

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

  •
  reimbursement policies of government and third-party payors; and

  •
  marketing and distribution support for our product candidates, including the efforts of our collaborators where they have marketing and distribution responsibilities.

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

Risks Related to our Finances

We are an early stage company.

    You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will require significant additional investment in research and development, pre-clinical testing and clinical trials, and regulatory and sales and marketing activities to commercialize current and future product candidates. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses.

    We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $22.4 million in the six months ended June 30, 2001. As of June 30, 2001, our accumulated deficit was $121.0 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

  •
  costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Abgenix Biopharma, IntraImmune Therapies and Xenotech;

  •
  general and administrative costs relating to our operations.

    We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, success or failure of clinical trials.

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

  •
  other factors not within our control.

    We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. We may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

Risks Related to our Intellectual Property

Our patent position is uncertain and our success depends on our proprietary rights.

    Our success depends in part on our ability to:

  •
  obtain patents;

  •
  protect trade secrets;

  •
  operate without infringing the proprietary rights of others; and

  •
  prevent others from infringing our proprietary rights.

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We own six issued patents in the United States, one granted patent in Europe, and three granted patents in Japan, and we have several pending patent applications in the

United States and abroad, each of which relates to XenoMouse technology and products generated by it. Our wholly owned subsidiary, Xenotech, owns two issued U.S. patents, one Australian patent, and several pending U.S. and foreign patent applications related to methods of treatment of bone disease in cancer patients. Our wholly owned subsidiary, Abgenix Biopharma, is exclusively licensed under one issued U.S. patent and one pending patent application in Canada and Europe relating to the Selected Lymphocyte Antibody Method ("SLAM") technology. Our wholly owned subsidiary, IntraImmune Therapies, is licensed under patents and pending applications in the United States and in Europe related to intrabody technology. In addition, we have seven issued U.S. patents and several pending patent applications in the United States and abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

    GlaxoSmithKline, plc ("Glaxo") has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, commercialization of one or more of our products could be impeded in any territories in which these claims were in force.

    Genentech, Inc. owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with a cytotoxic factor. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic agent. We believe there are strong arguments that all claims of both the Genentech patent and the ImClone patent are invalid. We are continuing to analyze the scope of these patents. We believe that currently all of the Company's activities relating to anti-EGFr monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. Based on our product development plans, we do not expect the scope of our activities in this regard to change in the future prior to filing an application for a biologic license with the FDA. If the claims of either the Genentech patent or the ImClone patent are judicially determined to cover our activities with ABX-EGF and are held valid, we may be required to obtain a license to Genentech's or ImClone's patent, as the case may be, to label and sell ABX-EGF for some or all such combination indications. Should a license be denied or unavailable on commercially reasonable terms, our commercialization of ABX-EGF could be impeded in the United States.

    In 2000, the Japanese Patent Office granted a patent to Kirin Beer Kabushiki Kaisha, one of our competitors, relating to non-human transgenic mammals. Kirin has filed corresponding patent applications in Europe and Australia. Kirin may also have filed a corresponding patent application in the United States. Our licensee, Japan Tobacco, has filed opposition proceedings against the Kirin patent. We cannot predict the outcome of those opposition proceedings, which may take years to be resolved. We are analyzing the patent to determine its relevance to our business and if appropriate will analyze the scope and validity of its claims.

    The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

  •
  enforce patents that we own or license;

  •
  protect trade secrets or know-how that we own or license; or

  •
  determine the enforceability, scope and validity of the proprietary rights of others.

    If we become involved in any litigation, interference or other administrative proceedings, we could incur substantial expense and the efforts of our technical and management personnel could be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes could materially harm our business, financial condition and results of operations.

Risks Related to our Industry

We face intense competition and rapid technological change.

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody product candidates or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as us or our customers. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm International, Inc., a wholly-owned subsidiary of Medarex, Inc.; Medarex's joint venture partner, Kirin Brewing Co., Ltd.; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc.; and MorphoSys AG.

    Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp., Novartis, Pharmacia Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc. and Biogen, Inc., have potential product candidates for the treatment of psoriasis that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., AstraZeneca PLC, GlaxoSmithKline and a collaboration of OSI Pharmaceuticals, Inc., Genentech, Inc. and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

    We have a limited history of operating the business of our company and Abgenix Biopharma on a consolidated basis, and we have no prior experience operating a business outside of the United States. We may have difficulty integrating Abgenix Biopharma's research and development operations with our own. Difficulty managing the integration of Abgenix Biopharma could result from many factors, some of which are beyond our control, including the following:

  •
  the geographic distance between our Fremont, California headquarters and our acquired Vancouver, British Columbia subsidiary;

  •
  potential differences in research and development protocols between Abgenix Biopharma and ourselves; and

  •
  the potential loss of personnel from our acquired operations.

    In the future, we may from time to time seek to expand our business through additional corporate acquisitions. Our acquisition of companies and businesses and expansion of operations, involve risks such as the following:

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

    The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials, under which the coverage limits are $5.0 million per occurrence and $5.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

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

Our stock price is highly volatile.

    The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between June 30, 2000 and June 30, 2001, our common stock closed as high as $93.1875 per share and as low as $16.75 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

    Interest Rate Risk. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $1.0 million, at June 30, 2001 and approximately $1.1 million, at December 31, 2000.

    Equity Price Risk. We are exposed to equity price risk on strategic investments in CuraGen Corporation and Immunogen, Inc. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and Immunogen, each of whose common stock trades on public exchanges, assuming an adverse change of 30% in the market price of their stock, the fair value of our equity investments would decrease in value by approximately $29.6 million and $23.8 million as of June 30, 2001 and December 31, 2000, respectively. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

    Not applicable.

ITEM 2—Changes in Securities and Use of Proceeds

Use of Proceeds

    Not applicable.

Recent Sales of Unregistered Securities

    Not applicable.

ITEM 3—Defaults upon Senior Securities

    Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

    At our Annual Meeting of Stockholders, held on June 1, 2001 one matter was voted upon. A description of the matter and tabulation of votes follows:

Election of Directors:

	Votes
Nominee
	For	Withheld
R. Scott Greer	66,240,125	3,866,659
M. Kathleen Behrens	70,065,155	41,629
Raju S. Kucherlapati	70,066,252	40,532
Mark B. Logan	70,063,491	43,293
Joseph E. Maroun	70,062,066	44,718
Stephen A. Sherwin	70,063,219	43,565

ITEM 5—Other Information

    Not applicable.

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Caption
3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1(1)	Specimen Common Stock Certificate.
10.4.1(2)	1998 Director Option Plan, as amended effective April 26, 2001.

(1)
Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415).
(2)
Filed herewith.

(b)
Reports on Form 8-K

    Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: August 14, 2001

ABGENIX, INC. (Registrant)
/s/ R. SCOTT GREER R. Scott Greer Chief Executive Officer (Principal Executive Officer)
/s/ KURT LEUTZINGER Kurt Leutzinger Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBITS
3.2	Amended and Restated Bylaws of Abgenix, Inc, as currently in effect.
10.4.1	1998 Director Option Plan, as amended effective April 26, 2001.

QuickLinks

ABGENIX, INC. Form 10-Q INDEX
PART I—FINANCIAL INFORMATION
ITEM 1—Financial Statements
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001
ITEM 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
PART II—OTHER INFORMATION
ITEM 1—Legal Proceedings
ITEM 2—Changes in Securities and Use of Proceeds
ITEM 3—Defaults upon Senior Securities
ITEM 4—Submission of Matters to Vote of Security Holders
ITEM 5—Other Information
ITEM 6—Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS