Form 10-Q
period 2001-09-30
ABGENIX INC
filed 2001-11-14
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2001 there were 86,246,528 shares of the Registrant's Common Stock outstanding.

ABGENIX, INC.

Form 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM I—Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,354	$167,242
Marketable securities	504,128	525,641
Interest receivable	7,059	9,793
Accounts receivable	3,536	3,397
Prepaid expenses and other current assets	12,241	11,965

Total current assets	563,318	718,038
Property and equipment, net	58,884	18,374
Long-term investments	66,988	79,181
Intangible assets, net of accumulated amortization	114,014	117,997
Deposits and other assets	8,369	3,210

	$811,573	$936,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,971	$6,339
Deferred revenue	3,494	6,978
Accrued product development costs	1,443	2,338
Accrued employee benefits	3,207	2,034
Other accrued liabilities	8,168	3,124
Current portion of long-term debt	—	316
Acquisition liability	364	75,429

Total current liabilities	31,647	96,558
Deferred rent	1,614	567
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 86,181,481 and 85,401,548 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively, at amount paid in	912,649	906,358
Additional paid-in capital	32,849	32,849
Deferred compensation	(28)	(234)
Accumulated other comprehensive loss	(23,494)	(705)
Accumulated deficit	(143,664)	(98,593)

Total stockholders' equity	778,312	839,675

	$811,573	$936,800

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Contract revenue	$4,073	$7,634	$16,603	$13,077
Interest and other income	6,292	9,213	24,263	22,334

Total revenues	10,365	16,847	40,866	35,411
Costs and expenses:
Research and development	26,951	12,784	69,334	31,910
General and administrative	3,934	1,762	10,134	5,152
Amortization of intangible assets, related to research and development	2,120	777	6,213	2,330
Interest expense	1	17	256	317

Total costs and expenses	33,006	15,340	85,937	39,709

Net income (loss)	$(22,641)	$1,507	$(45,071)	$(4,298)

Basic net income (loss) per share	$(0.26)	$0.02	$(0.52)	$(0.05)

Shares used in computing basic net income (loss) per share	86,166	81,323	85,927	78,799

Diluted net income (loss) per share	$(0.26)	$0.02	$(0.52)	$(0.05)

Shares used in computing diluted net income (loss) per share	86,166	88,611	85,927	78,799

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities
Net loss	$(45,071)	$(4,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,870	3,822
Stock options issued to consultants	—	595
Changes for certain assets and liabilities:
Interest receivable	2,734	(6,379)
Accounts receivable	(126)	3,024
Prepaid expenses and other current assets	(289)	(4,408)
Deposits and other assets	(5,154)	(315)
Accounts payable	8,632	3,898
Deferred revenue	(3,484)	10,638
Accrued product development costs	(895)	(1,434)
Accrued employee benefits	1,173	244
Other accrued liabilities	5,044	686
Deferred rent	1,047	256

Net cash provided by (used in) operating activities	(26,519)	6,329

Investing activities
Purchases of marketable securities	(911,886)	(803,708)
Maturities of marketable securities	937,159	394,626
Sales of marketable securities	1,488	—
Capital expenditures	(44,093)	(3,418)
Payments for acquisition liabilities	(72,731)	—
Purchase of intangible assets	(1,300)	—
Purchases of long-term investments	(15,851)	—

Net cash used in investing activities	(107,214)	(412,500)

Financing activities
Net proceeds from issuances of common stock	3,161	502,054
Payments on long-term debt	(316)	(1,733)

Net cash provided by financing activities	2,845	500,321

Net increase (decrease) in cash and cash equivalents	(130,888)	94,150
Cash and cash equivalents at the beginning of the period	167,242	13,366

Cash and cash equivalents at the end of the period	$36,354	$107,516

See accompanying notes.

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1.  Basis of Presentation and Summary of Significant Accounting Policies

    Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any other future period.

    Revenue Recognition—The Company receives payments from customers for licenses, options and services. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Research license fees: Fees to license the use of the Company's proprietary XenoMouse® technology in research performed by customers of the Company are generally recognized only after the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to utilize the license, the revenue is recognized over the period of such obligation.

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

  •
  Fees for research services performed by Abgenix are recognized ratably over the period during which these services are performed. However, fees received for research services provided under co-development arrangements are recorded as contract revenues in the period rendered.

  •
  Milestone payments are recognized as revenue when the milestone is achieved.

    Earnings per Share—Net income (loss) per share is based on the weighted average common shares outstanding. Potentially dilutive securities are excluded from the computation if their effect is antidilutive.

2.  Comprehensive Income (Loss)

    Other comprehensive income/(loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income/(loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(22,641)	$1,507	$(45,071)	$(4,298)
Increase (decrease) in net unrealized gains on available-for-sale investments	(42,595)	24,887	(22,789)	27,614

Comprehensive income (loss)	$(65,236)	$26,394	$(67,860)	$23,316

3.  Acquisition of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.)

    In November 2000, the Company acquired all of the voting stock of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.), a Canadian biotechnology company. Under the terms of the agreement, Abgenix Biopharma special shares were issued to former common and preferred shareholders and debenture holders of Abgenix Biopharma. The holders of the Abgenix Biopharma special shares have the right to put their shares to the Company for cash at $4.97 per share. In February 2001, the Company notified the holders of the special shares that the purchase price would be settled in cash. The put rights will expire on March 31, 2002. As of September 30, 2001, approximately 13.7 million Abgenix Biopharma special shares had been exchanged for $68.1 million and approximately 60,000 special shares were still outstanding.

    In connection with the acquisition, the Company agreed to exchange Abgenix Biopharma stock options held by employees and directors of Abgenix Biopharma for stock options of the Company, based on an exchange ratio that entitled the holder of each Abgenix Biopharma option to receive a replacement option for Company shares having a total value (less the total exercise price) not exceeding the total value of Abgenix Biopharma shares underlying the Abgenix Biopharma options (less the total exercise price), as fixed in November 2000 when the Abgenix Biopharma options were terminated. Replacement options covering a total of 247,155 shares of common stock of the Company were issued in exchange for the Abgenix Biopharma options. The replacement options were fully vested at the time of the exchange. Pursuant to the Company's stock option plan, the Company also offered the employees and certain former directors of Abgenix Biopharma a cash buy-out election. As of September 30, 2001, all options had been exercised or cashed out.

4.  Facility Lease and Letter of Credit

    In February 2001, the Company signed an operating lease for an additional facility for research and development activities. The lease expires in April 2011. As a condition to the lease, the Company provided a stand-by letter of credit for $3.0 million to the lessor as security for the Company's obligations under the lease. The letter of credit is secured by $3.3 million of cash and marketable securities in an investment account that the Company must maintain for the term of the lease. The investment account is classified as deposits and other assets on the balance sheet. Future minimum payments under this non-cancelable operating lease are as follows (in thousands): 2001—$743; 2002—$3,049; 2003—$3,171; 2004—$3,298; 2005—$3,430; and $20,732 over the remaining term of the lease.

5.  Segment Information

    The operations of the Company and its wholly owned subsidiaries constitute one business segment.

    Revenue from three customers represented 49%, 19% and 17% respectively, of contract revenues for the three months ended September 30, 2001. Revenue from four customers represented 39%, 15%, 14% and 13% respectively, for the three months ended September 30, 2000. Revenue from three customers represented 49%, 22% and 10%, respectively, of contract revenues for the nine months ended September 30, 2001. Revenue from one customer represented 54% for the nine months ended September 30, 2000.

6.  Recent Accounting Pronouncements

Business Combinations

    On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. In addition, the impairment provisions of Statement 142 are effective upon adoption of Statement 142. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. Abgenix will adopt Statement 142 as of January 1, 2002. Upon adoption of Statement 142, the Company will cease the amortization of goodwill, currently representing expense of $2.4 million per year. Although the Company has not completed the transitional impairment test, the Company does not currently expect a material impairment charge upon adoption.

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

  Overview

    We are a biopharmaceutical company that develops and intends to commercialize therapeutic products consisting of antibodies for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have proprietary technologies that facilitate rapid generation of highly specific, fully human antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy. We developed our XenoMouse® technology, a technology utilizing genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our newly developed XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, we have three proprietary antibody product candidates currently in clinical trials, one of which we have agreed to co-develop and commercialize with Immunex Corporation and one of which we have agreed to co-develop and commercialize with SangStat Medical Corporation.

    As of September 30, 2001, we had entered into contracts covering numerous antigen targets with twenty-eight customers to use our XenoMouse technology to generate and/or develop the resulting fully human antibodies. We have also entered into one agreement in which we have licensed our SLAM technology to one party on a non-exclusive basis in connection with making and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We do not currently intend to license our SLAM technology to any other parties. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody therapeutic product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. The terms of the arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts-We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody therapeutic product candidates. Typically, these contracts provide for Abgenix to make fully human antibodies to the antigen targets provided or identified by the contract counterparty. The contracts typically contain provisions that allow either Abgenix or the other contract party to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. We may also agree to purchase the common stock of the contract counterparty in connection with these arrangements for strategic reasons, to strengthen our relationship with the counterparty. For example, in November 2000 we agreed to purchase $50 million of the common stock of CuraGen, and in June 2001 we agreed to purchase $15 million of the common stock of MDS Proteomics.

  •
  Proprietary Product Development-In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex Corporation for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We and Immunex will share equally in all development costs and any profits from sales of collaboration products. We and Immunex also share responsibility for product development. We will be responsible for completing the ongoing Phase I trial and any additional Phase I trials that are initiated, and both companies share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential product, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an antibody developed by us. Under that agreement, SangStat paid us an initial license fee in 2000 and a second milestone payment in June 2001, and has agreed to make a final milestone payment in 2002. We and SangStat will share equally in all development costs and any profits from sales of collaboration products. We and SangStat also share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

    We intend to build our product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, by self-funding clinical activities to determine preliminary safety and efficacy, and by entering into more development and commercialization agreements with pharmaceutical and biotechnology companies. We plan to enter into agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may or may not involve joint sharing of costs and profits.

  •
  Technology Licensing-We have also licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. We have licensed our SLAM technology to one party. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average $8.0 to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to purchase the common stock of some of our customers, or they may agree to purchase our common stock, in connection with these licensing arrangements.

    We have three proprietary antibody therapeutic product candidates that are currently in clinical trials, two of which are now being co-developed with our collaborators, as follows:

  •
  ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is our fully human antibody therapeutic product candidate for the treatment of inflammatory diseases, including psoriasis and rheumatoid arthritis. The status of clinical trials for ABX-IL8 is as follows:

  •
  Psoriasis-We have completed Phase I, Phase I/II and Phase IIa clinical trials. We initiated a Phase IIb clinical trial in February 2001. Enrollment is complete as of October 2001 and patient treatment is ongoing.

  •
  Rheumatoid arthritis-We initiated a Phase IIa clinical trial in December 2000. Enrollment is complete and patient treatment is ongoing.

  •
  Chronic obstructive pulmonary disease-We initiated a Phase IIa clinical trial in September 2001.

  •
  ABX-EGF—Generated using XenoMouse technology, ABX-EGF is our fully human antibody therapeutic product candidate for the treatment of a variety of cancers. In July 2000, we entered into the joint development and commercialization agreement with Immunex Corporation for ABX-EGF described above. The status of clinical trials for ABX-EGF is as follows:

  •
  Various Cancers-We initiated a Phase I clinical trial for ABX-EGF in cancer in July 1999 and enrollment is ongoing.

  •
  Renal cell cancer-We initiated a Phase II clinical trial evaluating the effect of ABX-EGF monotherapy in patients with renal cell cancer in April 2001 and enrollment is ongoing.

  •
  Non-small cell lung cancer-Immunex initiated a Phase II clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001 and enrollment is ongoing.

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

    We will expend significant capital to conduct clinical trials for our proprietary product candidates, including several Phase II clinical trials we have initiated or plan to initiate in 2001 and 2002. We believe that more extensive clinical data will enable us to enter into additional contractual arrangements related to those proprietary product candidates. We expect that this will substantially increase our capital needs over the next few years and increase our operating losses. However, we believe that we will be able to receive more favorable terms from our contract parties if we have completed significant development of these products.

    In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are two customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

  •
  Pfizer, Inc.-We generated a XenoMouse-derived antibody for treating cancer, which Pfizer has advanced into clinical trials.

  •
  Amgen, Inc.-We generated a XenoMouse-derived antibody that binds to an undisclosed antigen target, which Amgen has advanced into clinical trials.

Results of Operations

Three Months and Nine Months Ended September 30, 2001 and 2000

    Contract revenue totaled $4.1 million and $16.6 million in the three and nine-month periods ended September 30, 2001 compared to $7.6 million and $13.1 million, respectively, in the comparable 2000 periods. The primary components for both periods were as follows:

•
Proprietary Product Development

    We recognized a total of $2.7 and $11.7 million in the three and nine-month periods ended September 30, 2001, including license fees, reimbursement of development costs and milestone fees under joint development and commercialization agreements with Immunex Corporation and SangStat Medical Corporation for the development of ABX-EGF and ABX-CBL, respectively. We executed these agreements in the third quarter of 2000, and we recognized $2.2 million related to these agreements in the comparable three and nine-month periods ended September 30, 2000, including license fees and reimbursement of development costs. Under these agreements, we recognize license fees ratably over the minimum periods we are obligated to share in development costs. Under the Immunex agreement, this is the 17-month period ended December 31, 2001. Under the SangStat agreement, this was the 6-month period ended January 31, 2001.

•
Technology Licensing

    We recognized a total of $1.4 and $4.9 million in the three and nine-month periods ended September 30, 2001, including license fees, research fees, option fees and milestone fees primarily from Pfizer, Inc., Amgen Inc., CuraGen Corporation, Centocor, Inc. and Chiron Corporation. Also included in the amount for the nine months ended September 30, 2001, was a milestone fee from Amgen Inc. for the advancement of a XenoMouse-derived antibody into clinical trials.

    We recognized a total of $5.4 and $10.9 million in the three and nine-month periods ended September 30, 2000, including license fees, research fees and option fees primarily from Millennium Pharmaceutical Inc., CuraGen Corporation, Amgen, Inc., Pfizer, Inc. and Japan Tobacco Inc. The primary component of this revenue was research and license fees related to an agreement with Millennium Pharmaceuticals Inc. in which we granted several licenses to make, use and sell antibodies generated with our XenoMouse technology. We received payments totaling $10.0 million in the first quarter of 2000 representing a research license fee, product license fees and service fees to establish XenoMouse technology at Millennium. We recognized these fees ratably each month over the period ended December 31, 2000, during which we fulfilled our obligation to assist in establishing XenoMouse technology at Millennium, enabling Millennium to practice the research license and product licenses. We recognized no such fees in the three and nine-month periods ended September 30, 2001.

    Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $6.3 million in the three months ended September 30, 2001 compared to $9.2 million in the same period in 2000. Interest and other income increased to $24.3 million in the nine-month period ended September 30, 2001 compared to $22.3 million in the same period in 2000. The decrease in interest and other income for the three months ended September 30, 2001 compared to the same period in 2000 was due to lower cash, marketable securities and cash equivalent balances and lower interest rates. The increase in interest and other income for the nine months ended September 30, 2001 compared to the same period in 2000 was the result of higher average balances of our marketable securities and cash equivalents in the first quarter of 2001 as compared to 2000.

    Research and development expenses consist primarily of compensation and other expenses related to research and development personnel; costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates; and facilities expenses. Research and development expenses increased to $27.0 million in the three months ended September 30, 2001 from $12.8 million in the comparable period in 2000 and to $69.3 million in the nine months ended September 30, 2001 from $31.9 million in the comparable period in 2000. The increase is primarily due to costs associated with the following:

•
Clinical Costs-Clinical costs for the three-month period ended September 30, 2001 increased by $6.2 million from the three-month period ended September 30, 2000. Clinical costs for the nine-month period ended September 30, 2001 increased by $14.2 million from the nine-month period ended September 30, 2000. Clinical costs have increased in 2001 as we have initiated new clinical trials and progressed to later stage clinical trials for our three product candidates, ABX-CBL, ABX-IL8 and ABX-EGF. The costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Additionally, these costs include the costs of manufacturing the antibody used in clinical trials. In July and August 2000, we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. We expect clinical costs will increase in the future as we enter additional clinical trials for both new and existing product candidates.

•
Increased Personnel-Personnel costs for the three-month period ended September 30, 2001 increased by $3.2 million from the three-month period ended September 30, 2000. Personnel costs for the nine-month period ended September 30, 2001 increased by $9.0 million from the nine-month period ended September 30, 2000. Staffing at September 30, 2001 increased by approximately 124% from September 30, 2000. The increase in staff is to support the increased level of product development activities, including new target validation, process sciences, manufacturing and clinical activities. Also, the increase includes additional employees resulting from our acquisition of Abgenix Biopharma Inc. in November 2000. Included in the increase are salary, related fringe benefits, and recruiting and relocation costs. We expect personnel costs to increase further as we continue to build our organization.

•
Facility Costs-Facility costs for the three-month period ended September 30, 2001 increased by $3.7 million from the three-month period ended September 30, 2000. Facility costs for the nine-month period ended September 30, 2001 increased by $9.0 million from the nine-month period ended September 30, 2000. Related to our increased personnel, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, rent, depreciation and utilities increased in the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. We expect facility costs to increase in future periods as a result of our capital expansion plans.

•
Research Costs-Research costs for the three-month period ended September 30, 2001 increased by $2.0 million from the three-month period ended September 30, 2000. Research costs for the nine-month period ended September 30, 2001 increased by $4.6 million from the nine-month period ended September 30, 2000. In the first quarter of 2001, we entered into an agreement with Impath Inc. under which Impath will evaluate target expression by performing certain tissue studies, enabling us to better identify potential diagnostic and therapeutic products. The agreement includes a monthly fee payable over 13 months. Also, research costs and lab supplies costs increased in the third quarter of 2001 in comparison to the third quarter of 2000 as a result of the increased research activity and staff in the United States, as well as our acquisition of Abgenix Biopharma.

•
Toxicology Costs-Related to our increased clinical trial activity, we incurred higher costs for toxicology studies in the three and nine-month periods ended September 30, 2001 in comparison to the comparable periods in 2000.

    Amortization of intangible assets relates to existing technology (including patents and certain royalty rights), goodwill and assembled workforce acquired through the acquisitions of Abgenix Biopharma and IntraImmune Therapies Inc. in November 2000 and Xenotech in December 1999. As a result of the acquisitions in 2000, amortization increased to $2.1 million in the three months ended September 30, 2001 from $0.8 million in the comparable period in 2000 and to $6.2 million in the nine months ended September 30, 2001 from $2.3 million in the comparable period in 2000.

    General and administrative expenses include compensation and other expenses related to finance and administrative personnel, professional services and facilities. General and administrative expenses increased to $3.9 million in the three months ended September 30, 2001 from $1.8 million in the comparable period in 2000 and to $10.1 million in the nine months ended September 30, 2001 from $5.2 million in the comparable period in 2000. The increase reflects increased personnel costs, including recruiting costs and incentive compensation and additional consulting costs associated with our Information Services group. The increase is also related to the acquisition of Abgenix Biopharma. We expect personnel costs to increase further as we continue to build our organization, including consulting costs associated with new information systems.

Liquidity and Capital Resources

    At September 30, 2001, we had cash, cash equivalents and marketable securities of approximately $540.5 million. We invest our cash equivalents and marketable securities in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

    Net cash used in operating activities was $26.5 million for the nine months ended September 30, 2001, and net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2000. The increased use of cash in operations reflects primarily our increased funding of research and development and manufacturing costs related to the development of new products. Total research and development expenses increased $37.4 million in the nine months ended September 30, 2001 from the comparable period in 2000. Also affecting the use of cash in operations in the nine months ended September 30, 2001, was the timing of customer payments. Customers provided cash of $13.0 million in the nine months ended September 30, 2001 in comparison to $26.7 million in the nine months ended September 30, 2000, both net of the change in accounts receivable and deferred revenue. Additionally, cash was used in the nine months ended September 30, 2001 for security deposits related to new facility leases. Partially offsetting the increased use of cash was interest income. Cash provided by interest income was $27.0 million in the nine months ended September 30, 2001 in comparison to $16.0 million in the nine months ended September 30, 2000, both net of the change in interest receivable. Additionally offsetting the increased use of cash was an increase in depreciation, amortization, accounts payable and accrued liabilities.

    Net cash used in investing activities was $107.2 million and $412.5 million for the nine months ended September 30, 2001, and September 30, 2000, respectively. For the nine months ended September 30, 2001, we received cash from our investment activities as certain of our marketable securities matured in comparison to the nine months ended September 30, 2000, in which we invested cash received from our follow-on public offering in February 2000 in marketable securities. Cash was also used in the nine months ended September 30, 2001, primarily as follows: $68.1 million to the holders of Abgenix Biopharma special shares in connection with our acquisition of Abgenix Biopharma; $4.1 million for the buy-out of certain stock options issued in connection with the Abgenix Biopharma acquisition; $44.1 million for the acquisition of property and equipment, primarily leasehold improvements related to our new facility and computer equipment; and $15.0 million for an equity investment in MDS Proteomics Inc. In the nine months ended September 30, 2000, we spent $3.4 million on property and equipment, primarily leasehold improvements related to our new facility and computer equipment and we invested $15.0 million in common stock of Immunogen, Inc.

    During the nine months ended September 30, 2001, net cash provided by financing activities was $2.8 million, consisting of proceeds from the exercise of stock options and proceeds from the issuance of stock under our employee stock purchase plan. This activity compares to the nine months ended September 30, 2000, in which net cash provided by financing activities was $500.3 million, consisting primarily of the proceeds of our follow-on public offering in February 2000, in which we raised $496.5 million. In addition to this funding, in 2000 we received $3.8 million from the exercise of warrants and stock options and proceeds from the issuance of stock under our employee stock purchase plan.

    In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 and $3.0 million, respectively, from a commercial bank as security for our obligations on the leases on our two new leased facilities. In September 2001, we obtained a stand-by letter of credit for $1.0 million Canadian Dollars from a commercial bank as security for our obligations on the lease on our new leased facility in Canada. The stand-by letters of credit are secured by an investment account, in which we must maintain a $6.3 million balance. Additionally, in 1997 we leased $2.0 million of our laboratory and office equipment from a financing company. The lease term was 48 months. The lease bore interest at approximately 12.5%, and matured in September 2001. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our first facility. The line was paid off in May 2000.

    We plan to continue to make significant expenditures to establish our own manufacturing capability and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance collaborators. Over the next fifteen months, we estimate that we will spend approximately $180.0 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend approximately $20.0 million on new computer hardware and software, including the acquisition of a new enterprise resource planning system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, investigational new drug applications (INDs) for up to three product candidates annually, beginning in 2002. We believe that the annual goals of our customers and collaborators for 2002 and beyond include up to five INDs for additional product candidates based on our XenoMouse technology. If unforeseen difficulties arise in the course of developing product candidates, obtaining needed licenses, manufacturing product candidates, performing pre-clinical development and clinical trials of such product candidates, obtaining necessary regulatory approvals, or in other aspects of our business, we may be required to make further substantial expenditures. Our future liquidity and capital requirements will depend on many factors, including:

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

  •
  other factors not within our control.

    We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. We may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

    We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $45.1 million in the nine months ended September 30, 2001. As of September 30, 2001, our accumulated deficit was $143.7 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse technology and antibody therapeutic product candidates;

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

    We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation and success or failure of clinical trials.

    As of December 31, 2000, we had federal net operating loss carryforwards of approximately $148.0 million. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, the amounts associated with the 1997 settlement and cross-license that have been expensed for financial statement accounting purposes have been capitalized and are being amortized over a period of approximately 15 years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2011 through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Risks Related to our Finances

We are an early stage company without commercial therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

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

We have a history of losses and we expect to continue to incur losses for the foreseeable future.

    We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $45.1 million in the nine months ended September 30, 2001. As of September 30, 2001, our accumulated deficit was $143.7 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

  •
  costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.), IntraImmune Therapies, Inc. and Xenotech;

  •
  general and administrative costs relating to our operations.

    We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, success or failure of clinical trials.

We are currently unprofitable and may never be profitable, and our future revenues could fluctuate significantly.

    Prior to June 1996, Cell Genesys, Inc. owned our business and operated it as a separate business unit. Since that time, we have funded our research and development activities primarily from private placements and public offerings of our securities and from revenues generated by our licensing and contractual agreements.

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

    Our failure to achieve any of the above goals would materially harm our business, financial condition and results of operations.

We may require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten the continued success of our business.

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

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

    Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders. We have not commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still at an early stage of development. We have begun clinical trials with respect to two antibody therapeutic products containing fully human protein sequences, and our collaborators have begun clinical trials with respect to two other antibody therapeutic products containing fully human protein sequences, generated by XenoMouse technology. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Failure of our technologies to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

If we do not successfully develop our products, or if they do not achieve commercial success, our business will be materially harmed.

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

  •
  failure to achieve market acceptance.

    Because of these risks, our research and development efforts and those of our customers and collaborators may not result in any commercially viable products. If we do not successfully complete a significant portion of these development efforts, we do not obtain required regulatory approvals or any approved products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials, which are expensive and have uncertain outcomes.

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

    Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product development.

    As of September 30, 2001 three of our proprietary product candidates, ABX-CBL, ABX-IL8 and ABX-EGF, were in clinical trials. Patient follow-up for these clinical trials has been limited because these trials have been ongoing for a relatively short period of time. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF or any other potential product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

    In addition, we have ongoing research projects that may lead to product candidates, but we have not submitted investigational new drug applications nor begun clinical trials for these projects. Our pre-clinical or clinical development efforts may not be successfully completed, we may not file further investigational new drug applications and clinical trials may not commence as planned.

    Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Many factors may delay our commencement and rate of completion of clinical trials including:

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

We currently rely on a sole source third-party manufacturer, and we may have difficulty conducting clinical trials of our product candidates if the manufacturer does not perform in accordance with our expectations.

    We currently rely, and will continue to rely for at least the next five years, on a single contract manufacturer, Lonza Biologics (Lonza), to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. While our Fremont manufacturing facility is expected to be operational in December 2002, thus creating additional capacity, which we will own, we cannot assure you that this facility will open when expected. In December 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza will make available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. Although we expect to gain access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. The agreement includes an option to extend the initial five year term. The dedicated cell culture production suite has been refurbished and we expect it to be operational and available to us in the fourth quarter of 2001, but we cannot assure you that it will become operational during that period. In July 2001, we entered into an agreement giving us the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement under which Lonza will make available to us, for a period of up to five years, extendable for an additional two years, approximately one quarter of a cell culture production suite for large-scale manufacturing of products that is under construction. The exclusive negotiation period will expire on December 31, 2001, subject to a limited further extension. We cannot assure you that we will actually reach agreement with Lonza for this additional capacity. Even if we do reach agreement with Lonza, although we currently anticipate that construction of the facility will be completed in the fourth quarter of 2004, we cannot assure you that it will be completed by that time or at all.

    Lonza has a limited number of facilities in which it can manufacture our product candidates and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

    Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our third-party manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially harmed.

Our own ability to manufacture is uncertain, which may make it more difficult for us to develop and sell our products.

    We are building our own manufacturing facility for the manufacture of products for clinical trials and to support the early commercial launch of a limited number of product candidates, in each case-in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction has started and we expect this facility to be operational by year-end 2002. The costs of the facility, including design, fees, permits, validation, leasehold improvements and equipment, will approximate $140 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8 and ABX-EGF, or any other antibody therapeutic products. Such antibody therapeutic products will also need to be manufactured in a facility and by a process that complies with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to establish and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

    We also may encounter problems with the following:

  •
  production yields;

  •
  quality control and assurance;

  •
  shortages of qualified personnel;

  •
  on-going compliance with FDA regulations;

  •
  production costs; and

  •
  development of advanced manufacturing techniques and process controls.

    We continually evaluate our options for commercial production of our antibody therapeutic products, which include use of third-party manufacturers, establishing our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We may not be able to contract with any of these companies on acceptable terms, if at all.

    In addition, we and any third-party manufacturer will be required to register with the FDA and other regulatory authorities any manufacturing facilities in which our antibody therapeutic products are manufactured. The facilities will then be subject to inspections confirming compliance with FDA good manufacturing practice or other regulations. If we or any of our third-party manufacturers fail to maintain regulatory compliance, our business, financial condition and results of operations will be materially harmed.

The successful growth of our business depends to a large extent on our ability to find third-party collaborators to develop and commercialize many of our product candidates.

    Our strategy for the development and commercialization of antibody therapeutic products depends, in large part, upon the formation of collaboration agreements with third parties. Potential third parties include pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop and commercialize product candidates. These agreements are necessary in order for us to:

  •
  access proprietary antigens for which we can generate fully human antibody products;

  •
  fund our research and development activities;

  •
  fund pre-clinical development, clinical trials and manufacturing;
  •
  seek and obtain regulatory approvals; and
  •
  successfully commercialize existing and future product candidates.

    We have generated only a limited number of fully human antibody product candidates pursuant to our collaboration agreements, and only four antibody therapeutic product candidates generated with XenoMouse technology have entered clinical testing. These product candidates may not result in commercially successful products. Current or future collaboration agreements may not be successful. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

    Our dependence on licensing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. If any of our collaborators were to terminate or breach our agreement, or otherwise fail to complete its obligations in a timely manner, our business, financial condition and results of operations may be materially harmed. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

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

We are subject to extensive government regulation, which will require us to spend significant amounts of money, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products.

    Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they will also be subject to extensive regulation by foreign governments. Neither the FDA nor any other regulatory agency has approved any of our product candidates for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish the product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

  •
  adversely affect the successful commercialization of any drugs that we or our customers develop;
  •
  impose costly procedures on us or our customers;
  •
  diminish any competitive advantages that we or our customers may attain; and
  •
  adversely affect our receipt of revenues or royalties.

    Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may withdraw any required approvals after they are obtained. We may not maintain compliance with other regulatory requirements. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third-party manufacturers may be subject to sanctions, including:

  •
  delays;
  •
  warning letters;
  •
  fines;
  •
  product recalls or seizures;
  •
  injunctions;
  •
  refusal of the FDA to review pending market approval applications or supplements to approval applications;
  •
  total or partial suspension of production;
  •
  civil penalties;
  •
  withdrawals of previously approved marketing applications; and
  •
  criminal prosecutions.

    In many instances we expect to rely on our customers and co-developers to file investigational new drug applications and generally direct the regulatory approval process for products derived from our technologies. These customers and co-developers may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If they fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing or realizing the commercial benefits from the marketing of products derived from our technologies. In addition, failure to obtain the required approvals would preclude the commercial use of our products. Any such delays and limitations may materially harm our business, financial condition and results of operations.

    We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. The FDA must approve these facilities before we can use them in commercial manufacturing of our products. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our third-party manufacturers fail to comply, our business, financial condition and results of operations will be materially harmed.

If our products do not gain market acceptance among the medical community, our revenues would greatly decline.

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

    Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of therapies using our antibody product candidates, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. For example, our ABX-IL8 product candidate currently requires that patients receive that treatment by means of an intravenous injection. A patient seeking treatment for psoriasis will most often receive treatment from a dermatologist, who is typically unable to administer intravenous injections to patients and would have to refer the patient to another doctor in order for the patient to receive treatment with ABX-IL8. Therefore, a dermatologist might be less likely to recommend our product candidate as a treatment for psoriasis, compared to other treatments the doctor could provide. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we or our customers develop. The failure of our products to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

We do not have marketing and sales experience, which may require us to rely on others to market and sell our products and may make it more challenging for us to commercialize our product candidates.

    Although we have been marketing our XenoMouse technology to potential customers and collaborators for several years, we do not have marketing, sales or distribution experience or capability with respect to our therapeutic product candidates. We intend to enter into arrangements with third parties to market and sell most of our therapeutic product candidates when we commercialize them, which may be as early as 2004. We may not be able to enter into these marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we will need to develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Our failure to enter into successful marketing arrangements with third parties and our inability to conduct such activities ourselves would materially harm our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the United States or abroad.

    Our success depends in part on our ability to:

  •
  obtain patents;
  •
  protect trade secrets;
  •
  operate without infringing the proprietary rights of others; and
  •
  prevent others from infringing our proprietary rights.

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We own six issued patents in the United States, one granted patent in Europe and three granted patents in Japan, and have 18 pending patent applications in the United States and 102 patent pending applications abroad relating to XenoMouse technology. Our wholly owned subsidiary, Xenotech, owns two issued U.S. patents and one Australian patent and has one pending U.S. and three pending foreign patent applications related to methods of treatment of bone disease in cancer patients, and one U.S. patent relating to genetic manipulation. Our wholly owned subsidiary, Abgenix Biopharma, owns one issued U.S. patent and has one pending patent in Canada and Europe relating to the SLAM technology. Our wholly owned subsidiary IntraImmune Therapies owns several patents and has pending applications in the United States and in Europe related to intrabody technology, which may give antibodies access to intracellular targets. In addition, we have seven issued U.S. patents, four pending patent applications in the United States and 15 pending patent applications abroad that are jointly owned with Japan Tobacco relating to antibody technology or genetic manipulation. While we rely on U.S. and foreign patent laws to protect our proprietary technology, any patents, if issued, may provide us with little protection, especially in foreign countries. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patents will be enforced. In addition, third parties may challenge, invalidate or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

    In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection for our technology or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information, and, in addition, the parties may breach such agreements. Also, our trade secrets may otherwise become known to, or be independently developed by, our competitors. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

We may face challenges from third parties regarding the validity of our patents and proprietary rights, or asserting that we are violating their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive us of valuable rights.

    Parties have conducted research for many years in the antibody and transgenic animal fields. The term "transgenic", when applied to an animal, such as a mouse, refers to an animal that has chromosomes into which human genes have been incorporated. This research has resulted in a substantial number of issued patents and an even larger number of pending patent applications. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. Such infringement or violation may prevent us and our customers from pursuing product development or commercialization. Such a result could materially harm our business, financial condition and results of operations.

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

    GlaxoSmithKline, plc, or Glaxo, has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, we may have difficulty commercializing one or more of our products in any territories in which these claims were in force.

    Genentech, Inc. owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an antibody that binds to an epidermal growth factor receptor, or an anti-EGF receptor antibody, in combination with a cytotoxic factor, which is a substance having a toxic effect on cells. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic, or anti-tumor, agent. We believe there are strong arguments that all claims of both the Genentech patent and the ImClone patent are invalid. We are continuing to analyze the scope of these patents. We believe that currently all of our activities relating to anti-EGF receptor monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. Based on our product development plans, we do not expect the scope of our activities in this regard to change in the future prior to filing an application for a biologic license with the FDA. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with ABX-EGF and are valid, such a decision may require us to obtain a license to Genentech's or ImClone's patent, as the case may be, to label and sell ABX-EGF for certain combination therapies. Our failure to obtain a license, or to obtain a license on commercially reasonable terms, could impede our commercialization of ABX-EGF in the United States.

    In 2000, the Japanese Patent Office granted a patent to Kirin Beer Kabushiki Kaisha, one of our competitors, relating to non-human transgenic mammals. Kirin has filed corresponding patent applications in Europe and Australia. Kirin may also have filed a corresponding patent application in the United States. Our licensee, Japan Tobacco, has filed opposition proceedings against the Kirin patent. We cannot predict the outcome of those opposition proceedings, which may take years to be resolved. In any event, based upon our analysis of the Kirin patent, we believe that the patent will not adversely affect our business.

    Extensive litigation regarding patents and other intellectual property rights has been common in the biotechnology and pharmaceutical industries. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

  •
  enforce patents that we own or license;

  •
  protect trade secrets or know-how that we own or license; or

  •
  determine the enforceability, scope and validity of the proprietary rights of others.

    Our involvement in any litigation, interference or other administrative proceedings, could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses, may restrict or prevent us from manufacturing and selling our products, if any. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes could materially harm our business, financial condition and results of operations.

Risks Related to Our Industry

We face intense competition and rapid technological change, and if we fail to develop products that keep pace with new technologies and that gain market acceptance, our product candidates or technologies could become obsolete.

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm International, Inc., a wholly owned subsidiary of Medarex, Inc.; Medarex's joint venture partner, Kirin Brewing Co., Ltd.; Genmab; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc.; and MorphoSys AG.

    Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat Medical Corp., Novartis, Pharmacia Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Inc., Biogen, Inc. and

Immunex Corporation, have potential product candidates for the treatment of psoriasis that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, Inc., AstraZeneca PLC, GlaxoSmithKline and a collaboration of OSI Pharmaceuticals, Inc., Genentech, Inc. and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

We face uncertainty over reimbursement and healthcare reform, which, if determined adversely to us, could seriously hinder the market acceptance of our products.

    In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers and private health insurers. Third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, which could further limit reimbursement for pharmaceuticals. The failure of the government and third-party payors to provide adequate coverage and reimbursement rates for our product candidates could adversely affect the market acceptance of our products. The failure of our products to receive market acceptance would materially harm our business, financial condition and results of operations.

Other Risks Related to Our Company

We acquired Abgenix Biopharma, a Vancouver-based biotechnology company, in November 2000. We may experience difficulty in the integration of this acquisition, or any future acquisition, with the operations of our business.

    In November 2000, we acquired all of the voting stock of Abgenix Biopharma, a Canadian biotechnology company that develops and intends to commercialize antibody-based therapeutic and diagnostic products for the treatment and diagnosis of a variety of diseases, for an aggregate consideration of approximately $77.2 million.

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

    In the future, we may from time to time seek to expand our business through additional corporate acquisitions. Our acquisition of companies and businesses and expansion of operations involve risks such as the following:

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

The future growth and success of our business will depend on our ability to continue to attract and retain our employees and consultants.

    For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Our inability to attract and retain qualified personnel might materially harm our business, financial condition and results of operations.

We have implemented a stockholder rights plan and are subject to other anti-takeover provisions, which could deter a party from effecting a takeover of us at a premium to our then-current stock price.

    In June 1999, our board of directors adopted a stockholder rights plan, which we amended in November 1999. The stockholder rights plan and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws allow us to:

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

We face product liability risks and may not be able to obtain adequate insurance, and if we are held liable for an uninsured claim or a claim in excess of our insurance limits, our business, financial condition and results of operations may be harmed.

    The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. Consumers, healthcare providers, pharmaceutical companies or others selling such products might make claims of this kind. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials, under which the coverage limits are $5.0 million per occurrence and $5.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

Our operations involve hazardous materials, and we could be held responsible for any damages caused by such materials.

    Our research and manufacturing activities involve the controlled use of hazardous materials. In addition, although we maintain insurance for harm to employees and to our facilities caused by hazardous materials, we do not insure against any other harm (including harm to the environment) caused by the use of hazardous materials on our premises. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially harm our business, financial condition and results of operations.

We do not intend to pay cash dividends on our common stock.

    We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for them.

    The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between September 30, 2000 and September 30, 2001, our common stock closed as high as $93.1875 per share and as low as $16.75 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

  •
  general market conditions.

The state of California is currently experiencing a shortage of electrical energy that may cause certain of our operations to be suspended temporarily, which could slow our research efforts and increase our operating costs.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.

    Interest Rate Risk.  The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $5.3 million, at September 30, 2001 and approximately $1.1 million, at December 31, 2000.

    Equity Price Risk.  We are exposed to equity price risk on strategic investments in CuraGen Corporation and Immunogen, Inc. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and Immunogen, each of whose common stock trades on public exchanges, assuming an adverse change of 30% in the market price of their stock, the fair value of our equity investments would decrease in value by approximately $15.3 million and $23.8 million as of September 30, 2001 and December 31, 2000, respectively. This estimate is not necessarily indicative of future performance and actual results may differ materially.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

    Not applicable.

ITEM 2—Changes in Securities and Use of Proceeds

Use of Proceeds

    Not applicable.

Recent Sales of Unregistered Securities

    Not applicable.

ITEM 3—Defaults upon Senior Securities

    Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

    Not applicable.

ITEM 5—Other Information

    Not applicable.

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Caption
3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1(1)	Specimen Common Stock Certificate.
10.67(3)	Lease dated September 1, 2001 among Townline Ventures 17 Ltd., Abgenix Biopharma Inc. and Abgenix, Inc.
*10.68(3)	License Agreement among Medical Research Council, Agricultural and Food Research Council Institute of Animal Physiology and Genetics Research of Babraham Hall, Marianne Bruggemann and Cell Genesys, Inc., dated March 29, 1994.

(1)
Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415).

(2)
Incorporated by reference to the same exhibit filed with Abgenix's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)
Incorporated by reference to the same exhibits filed with Post-Effective Amendment No. 2 to Abgenix's Registration Statement on Form S-1 (File No. 333-49858).

*
Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)
Reports on Form 8-K

    Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001
ABGENIX, INC. (Registrant)
/s/ R. SCOTT GREER R. Scott Greer Chief Executive Officer (Principal Executive Officer)
/s/ KURT LEUTZINGER Kurt Leutzinger Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ABGENIX, INC. Form 10-Q INDEX
  PART I—FINANCIAL INFORMATION
  ITEM I—Financial Statements
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001
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