Form 10-K
period 2001-12-31
ABGENIX INC
filed 2002-03-29
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-24207

ABGENIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3248826 (IRS employer Identification number)
6701 Kaiser Drive, Fremont, CA (Address of principal executive office)	94555 (Zip Code)

(510) 608-6500
(Registrant's telephone number, including area code)
 Securities registered pursuant to Section 12(b) if the Act: None
Securities registered pursuant to Section 12(g) of the act: Common Stock, $0.0001 par value;
Preferred Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2002 was $1,396,085,354. The number of shares of Common Stock, $0.0001 par value, outstanding on February 28, 2002, was 86,930,240.

        Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 4, 2002 (the Proxy Statement), are incorporated herein by reference into Part III.

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

Abgenix

        We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including transplant-related diseases, inflammatory and autoimmune disorders, cardiovascular disease, infectious diseases and cancer. We have proprietary technologies that facilitate rapid generation of highly specific, fully human antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy. We developed our XenoMouse® technology, a technology utilizing genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our newly developed XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, we have four proprietary antibody product candidates currently in clinical trials, one of which we have agreed to co-develop and commercialize with Immunex Corporation and one of which we have agreed to co-develop and commercialize with SangStat Medical Corporation.

Preclinical Research and Development

        Our pre-clinical research and development efforts have been focused on:

  •
  the identification of antigen targets, which are proteins or other molecules, that are potential targets for antibody therapy;

  •
  the generation of antibodies that bind to those antigen targets; and

  •
  laboratory testing or screening of the antibodies we generate to identify those with function and characteristics that make them promising candidates for further development.

        We identify antigen targets largely through licensing or collaboration agreements with other companies that have ownership interests or intellectual property rights in antigen targets that are of interest to us, or have particular methods of identifying potential antigen targets. We also conduct our own preclinical antigen target validation research. We generate and screen antibodies through use of our XenoMouse and XenoMax technologies. After we have identified antibodies of interest, we conduct in vitro experiments and in vivo experiments using animal models to provide further data about the potential therapeutic value of the antibodies for treatment of a variety of diseases or indications. Our preclinical activities also include improvement of production methods and support of collaborations.

Overview of Proprietary Products

        We have four proprietary antibody therapeutic product candidates that are currently in clinical trials, two of which are being co-developed with collaborators, as follows:

  •
  ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is a fully human antibody therapeutic product candidate for the treatment of inflammatory diseases and cancer, including psoriasis, chronic obstructive pulmonary disease, or COPD, and metastatic melanoma. The status of clinical trials for ABX-IL8 is as follows:

  •
  Psoriasis—We have completed Phase I, Phase I/II and Phase IIa clinical trials. We initiated a Phase IIb clinical trial in February 2001. Enrollment was complete in October 2001 and patient treatment is ongoing.

  •
  Chronic obstructive pulmonary disease—We initiated a Phase IIa clinical trial in September 2001 and enrollment is ongoing.

  •
  Metastatic melanoma—We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase II clinical trial in February 2002, in which enrollment is expected to begin in the second quarter of 2002.

  •
  ABX-EGF—Generated using XenoMouse technology, ABX-EGF is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. In July 2000, we entered into a joint development and commercialization agreement with Immunex for ABX-EGF. The status of clinical trials for ABX-EGF is as follows:

  •
  Various cancers—We initiated a Phase I clinical trial for ABX-EGF in cancer in July 1999 and enrollment is ongoing.

  •
  Renal cell cancer—We initiated a Phase II clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with renal cell cancer in April 2001 and enrollment is ongoing.

  •
  Non-small cell lung cancer—Immunex initiated a Phase II clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001 and enrollment is ongoing.

  •
  Colorectal cancer—Immunex initiated a Phase II clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001 and enrollment is ongoing. Immunex initiated a separate Phase II clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer in January 2002, in which enrollment is expected to begin in the second quarter of 2002.

  •
  Prostate cancer—We initiated a Phase II clinical trial evaluating the effect of ABX-EGF in patients with hormone resistant prostate cancer without metastasis in January 2002, in which enrollment is expected to begin in the second quarter of 2002.

  •
  ABX-CBL—We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We have completed a Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999 in which enrollment is ongoing. In August 2000, we entered into a joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL.

  •
  ABX-MA1—Generated using XenoMouse technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We filed an IND in December 2001 and initiated a Phase I clinical trial for ABX-MA1 in metastatic melanoma in February 2002, in which enrollment is expected to begin in the second quarter of 2002.

        We will expend significant capital to conduct clinical trials for our proprietary product candidates, including several Phase I and II clinical trials we plan to initiate in 2002. We believe that more extensive clinical data will enable us to enter into additional contractual arrangements related to those proprietary product candidates. We expect that this will substantially increase our capital needs over the next few years and increase our operating losses. However, we believe that we will be able to receive more favorable terms from our contract parties if we have completed significant development of these products.

        In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are two customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

  •
  Pfizer—We generated a XenoMouse-derived fully human antibody therapeutic product candidate for treating cancer, which Pfizer has advanced into clinical trials.

  •
  Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to an undisclosed antigen target, which Amgen has advanced into clinical trials.

Background

The Normal Antibody Response

        The human immune system protects the body against a variety of infections and other illnesses. Specialized cells, which include B-cells and T-cells, work in concert with the other components of the immune system to recognize, neutralize and eliminate from the body numerous foreign substances, infectious organisms and malignant cells. In particular, B-cells generally produce protein molecules, known as antibodies, which are capable of recognizing substances potentially harmful to the human body. Such substances are called antigens. Upon being bound by an antibody, antigens can be neutralized or blocked from interacting with and causing damage to the body. In order to effectively neutralize or eliminate an antigen without harming normal cells, the immune system must be able to generate antibodies that bind tightly (i.e., with high affinity) to one specific antigen (i.e., with specificity).

        All antibodies have a common core structure composed of four subunits, two identical light (L) chains and two identical heavy (H) chains, named according to their relative size. The heavy and light chains are assembled within the B-cell to form an antibody molecule that consists of a constant region and a variable region. As shown in the diagram below, one can represent an antibody molecule schematically in the form of a "Y" structure.

        The base of the "Y," together with the part of each arm immediately next to the base, is called the constant region because its structure tends to be very similar across all antibodies. In contrast, the variable regions are at the end of the two arms and are unique to each antibody with respect to their three-dimensional structures and protein sequences. Because variable regions define the specific binding sites for a variety of antigens, there is a need for significant structural diversity in this portion of the antibody molecule. The immune system achieves such diversity primarily through a unique mode of assembly involving a complex series of recombination steps for various gene segments of the variable region, including the V, D and J segments (see the diagram below).

        The human body is repeatedly exposed to a variety of different antigens. Accordingly, the immune system must be able to generate a diverse repertoire of antibodies that are capable of recognizing these multiple antigen structures with a high degree of specificity. The immune system has evolved a two-step mechanism in order to accomplish this objective. The first step, immune surveillance, is achieved through the generation of diverse circulating B-cells, each of which assembles different antibody gene segments in a semi-random fashion to produce and display on its surface a specific antibody. As a result, the body generates a large number of distinct, albeit lower affinity, circulating antibodies so as to recognize essentially any foreign antigen that enters the body. While capable of recognizing the antigens as foreign, these lower affinity antibodies are generally incapable of effectively neutralizing them.

        This limitation of the immune surveillance process is generally overcome by the normal immune system in a second step called "affinity maturation." Triggered by the initial binding to a specific antigen, the immune system then primes the small fraction of B-cells that recognize this antigen to progressively generate antibodies with higher and higher affinity through a process of repeated mutation and selection. As a result, the reactive antibodies develop increasingly higher specificity and affinity with the latter being potentially a hundred to a thousand times higher than those generated in the immune surveillance process. These more specific, higher affinity antibodies have a greater likelihood of effectively neutralizing or eliminating the antigen while minimizing the potential of damaging healthy cells.

Antibodies as Products

        Recent advances in the technologies for creating and producing antibody products, coupled with a better understanding of how antibodies and the immune system function in key disease states, have led to renewed interest in the commercial development of antibodies as therapeutic products. According to a survey by the Pharmaceutical Research and Manufacturers of America, antibodies accounted for over 20% of all biopharmaceutical products in clinical development in February 2000. As of February 28, 2002, we were aware of ten antibody therapeutic products approved for marketing in the United States.

These products are Orthoclone, ReoPro, Rituxan, Zenapax, Herceptin, Synagis, Remicade, Simulect, Mylotarg and Campath. These products are currently being marketed for a wide range of medical disorders such as transplant rejection, cardiovascular disease, cancer and infectious diseases.

        We believe that, as products, antibodies have several potential clinical and commercial advantages over traditional therapies. These advantages include the following:

  •
  faster product development;

  •
  fewer unwanted side effects as a result of high specificity for the disease target;

  •
  greater patient compliance and higher efficacy as a result of favorable pharmacokinetics;

  •
  ability to deliver various payloads, including drugs, radiation and toxins, to specific disease sites; and

  •
  ability to elicit a desired immune response.

Limitations of Current Approaches to Development of Antibody Therapeutic Products

        Despite the early recognition of antibodies as promising therapeutic agents, a number of commercial and technical limitations have hampered most approaches thus far to develop them as products. Researchers aimed their initial efforts at the development of hybridoma cells from mice. Such hybridoma cells are immortalized mouse antibody-secreting B-cells. Researchers derive these hybridoma cells from normal mouse B-cells that have been fused with a perpetually-growing cell so that they are capable of reproducing over an indefinite period of time. They are then cloned to produce a homogeneous population of identical cells that produce antibodies called monoclonal antibodies that are identical in their structure and functional characteristics.

        While mouse monoclonal antibodies can be generated to bind to a number of antigens, they contain mouse protein sequences and tend to be recognized as foreign by the human immune system. As a result, the human body quickly eliminates them and they have to be administered frequently. When patients are repeatedly treated with mouse antibodies, they will begin to produce antibodies that effectively neutralize the mouse antibody, a reaction referred to as a Human Anti-Mouse Antibody, or HAMA, response. In many cases, the HAMA response prevents the mouse antibodies from having the desired therapeutic effect and may cause the patient to have an allergic reaction. The potential use of mouse antibodies is thus best suited to situations where the patient's immune system is compromised or where only short-term therapy is required. In such settings, the patient is often incapable of producing antibodies that neutralize the mouse antibodies or has insufficient time to do so.

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

Human Antibodies

        The HAMA response can potentially be avoided through the generation of antibody therapeutic products with fully human protein sequences. Such fully human antibodies may increase the market acceptance and expand the use of antibody therapeutics. Researchers have developed several antibody technologies to produce antibodies with 100% human protein sequences (see the diagram above). One approach to generating human antibodies, called "phage display" technology, involves the cloning of human antibody genes into bacteriophages, viruses that infect bacteria, in order to display antibody fragments on the surfaces of bacteriophage particles. This approach attempts to mimic in vitro the immune surveillance and affinity maturation processes that occur in the body. Because phage display technology cannot take advantage of the naturally occurring in vivo affinity maturation process, the antibody fragments initially isolated by this approach are typically of moderate affinity. In addition, further genetic engineering is required to convert the antibody fragments into fully assembled antibodies and significant manipulation, taking from several months to a year, may be required to increase their affinities to a level appropriate for human therapy. Before pre-clinical or clinical material can be produced, the gene encoding the antibody derived from phage display technology must, as with a humanized antibody, be introduced into a recombinant cell line.

        Two additional approaches involving the isolation of human immune cells have been developed to generate human antibodies. One such approach is the utilization of immunodeficient mice that lack both B- and T-cells. Researchers transplant human B-cells and other immune tissue into these mice which are then subsequently immunized with target antigens to stimulate the production of human antibodies. However, this process is generally limited to generating antibodies only to nonhuman antigens or antigens to which the human B-cell donor had previously responded. Accordingly, this approach may not be suitable for targeting many key diseases such as cancer, and inflammatory and autoimmune disorders for which appropriate therapy might require antibodies to human antigens. The other approach involves collecting human B cells that have been producing desired antibodies from patients exposed to a specific virus or pathogen. As with the previous approach, this process may not be suitable for targeting diseases where antibodies to human antigens are required, and therefore is generally limited to infectious disease targets which will be recognized as foreign by the human immune system.

The Abgenix Solution—XenoMouse and XenoMax Technologies

        Our approach to generating human antibodies with fully human protein sequences is to use genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system. Rather than engineering each antibody product candidate, these transgenic mice capitalize on the natural power of the mouse immune system in surveillance and affinity maturation to produce a broad repertoire of high affinity antibodies. By introducing human antibody genes into the mouse genome, transgenic mice with such traits can be bred indefinitely. Importantly, these transgenic mice are capable of generating human antibodies to human antigens because the only human products expressed in the mice (and therefore recognized as "self") are the antibodies themselves. The mouse thus recognizes any other human tissue or protein as a foreign antigen and will mount an immune response. Abnormal production of certain human proteins, such as cytokines and growth factors or their receptors, has been implicated in various human diseases. Neutralization or elimination of these abnormally produced or regulated human proteins with the use of human antibodies could ameliorate or suppress the target disease. Therefore, the ability of these transgenic mice to generate human antibodies against human antigens could offer an advantage to drug developers compared with some of the other approaches described previously. A challenge with this approach, however, has been to introduce enough of the human antibody genes in appropriate configuration into the mouse genome to ensure that these mice are capable of recognizing the broad diversity of antigens relevant for human therapies.

        To make our transgenic mice a robust tool capable of consistently generating high affinity antibodies that can recognize a broad range of antigens, we equipped the XenoMouse with approximately 80% of the human heavy chain antibody genes and a significant amount of the human light chain genes. We believe that the complex assembly of these genes together with their semi-random pairing allows XenoMouse animals to recognize a diverse repertoire of antigen structures. XenoMouse technology further capitalizes on the natural in vivo affinity maturation process to generate high affinity, fully human antibodies. In addition, we have developed multiple strains of XenoMouse animals, each of which is capable of producing a different class of antibody to perform different therapeutic functions. We believe that our various XenoMouse strains will provide maximum flexibility for drug developers in generating antibodies of the specific type best suited for a given disease indication.

        We obtain the antibodies generated by XenoMouse animals by extracting the antibody-producing B cells. We can transform these B-cells into hybridomas to generate the quantities of antibodies needed for standard methods of assaying and selecting antibodies for further development. Hybridoma technology captures only about 1% of the antibodies originally generated by the mouse. Alternatively, we can submit the B-cells to our proprietary Selected Lymphocyte Antibody Method (SLAM) technology, which cultures the B-cells directly and rapidly assays them over a period of several days using a microplate-based, high throughput system. Using SLAM, we can typically increase the number of different antigen-reactive monoclonal antibodies identified in a single experiment by 100 to 1000-fold compared to hybridoma technology.

        We use the term XenoMax technology to refer to the use of XenoMouse technology together with SLAM technology, which we acquired through our November 2000 acquisition of Abgenix Biopharma Inc., formerly known as ImmGenics Pharmaceuticals, Inc. Our XenoMax technology enhances the speed and capability of generating fully human, high affinity antibodies. XenoMax technology allows researchers to rapidly scan the majority of the immune repertoire of an immunized XenoMouse animal, and to identify B-cells that produce antibodies with the desired functional properties and the optimal affinities. Using rapid microplate-based assays to measure and rank antibodies according to design goals (e.g., potency, affinity, specificity), XenoMax technology can identify individual B-cells producing extremely high-quality antibodies. It can also recover the antibody encoding genes. Within three to five weeks after immunizing XenoMouse animals, XenoMax technology can produce a ranked set of recombinant antibody candidates resulting from the harvested B-cells. We believe XenoMax technology can speed product development timelines by allowing researchers to move directly into pre-clinical assessment of panels of suitable recombinant candidate antibody products, each ready for manufacturing scale-up. XenoMax technology samples up to 2 million B-cells per immunized XenoMouse animal, dramatically increasing the number of antibodies from which to choose optimal therapeutic product candidates. In contrast to phage display technology, antibodies derived from XenoMax technology retain their native pairing of heavy and light chains, and do not require in vitro affinity and/or potency maturation.

        Other approaches to generating fully human antibodies from mice that we understand are being pursued by competitors include: (i) transgenic mice containing heavy human chain and human light chain genes on a "minilocus" (which are mice that possess a relatively small number of representative human heavy and light chain genes in their genome), (ii) "transchromosomic" mice that contain large numbers of human heavy chain and light chain genes on one or more separate, or extra, chromosomes, and (iii) "UltiMab™" mice that are generated as a result of breeding "minilocus" containing mice with "transchromosomic" mice. "Transchromosomic" mice were developed by Kirin Brewing Co., Ltd. It is our understanding that "UltiMab" mice were developed by a collaboration between Medarex, Inc. and Kirin Brewing Co. and are currently used by Medarex, Kirin, GenPharm International, Inc. and GenMab A/S. Also, Xenerex Biosciences, a subsidiary of Avanir Pharmaceuticals, uses a technology in which human B cells and T cells are implanted in mice with compromised immune systems.

        In addition to the generation of human antibodies from mice, we understand that competitors such as Cambridge Antibody Technology Group plc, MorphoSys AG and Dyax Corporation utilize phage display technology for the generation of human antibodies from phage display libraries derived from human samples. BioSite Incorporated, through a collaboration with Medarex, generates human antibody phage display libraries from immunized "UltiMab" mice. It is our understanding that these libraries are not used for deriving therapeutic antibody products.

Our Technology Advantages

        We believe that our technologies offer the following advantages:

        Producing antibodies with fully human protein sequences.    Our XenoMouse technology, unlike chimeric and humanization technologies, allows the generation of antibodies with 100% human protein sequences. We do not expect antibodies created using XenoMouse technology to cause a HAMA response even when administered repeatedly to patients without compromised immune systems. For this reason, we expect antibodies produced using XenoMouse technology to offer a better safety profile and to be eliminated less quickly from the human body, reducing the frequency of dosing.

        Generating a diverse antibody response to essentially any disease target appropriate for antibody therapy. Because we have introduced a substantial majority of human antibody genes into XenoMouse animals, the technology has the potential to generate high affinity antibodies that recognize more antigen structures than some other transgenic technologies. In addition, through immune surveillance, we expect XenoMouse technology to be capable of generating antibodies to almost any medically relevant antigen, human or otherwise. For a given antigen target, having multiple antibodies to choose from could be important in selecting the optimal antibody product.

        Generating high affinity antibodies that do not require further engineering.    XenoMouse technology uses the natural in vivo affinity maturation process to generate antibody product candidates, usually in two to four months. These antibody product candidates may have affinities as much as a hundred to a thousand times higher than those seen in phage display. In contrast to antibodies generated using humanization and phage display technology, we and our customers can produce XenoMouse antibodies without the need for any subsequent engineering, a process that at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody's structure and therefore functionality will be altered between the initial antibody selected and the final antibody placed into production.

        Enabling more efficient product development.    XenoMouse technology can potentially produce multiple product candidates more quickly than humanization and phage display technology and we and our customers can conduct pre-clinical testing on several antibodies in parallel to identify the optimal product candidate that will be tested in clinical trials.

        Providing flexibility in choosing manufacturing processes.    Once we have identified an antibody with the desired characteristics, we can produce preclinical material either directly from hybridomas or from recombinant cell lines. Humanized and phage display antibodies, having been engineered, cannot be produced in hybridomas. In addition to potential timesaving, production in hybridomas avoids the need to license certain third party intellectual property rights covering certain processes for production of antibodies in recombinant cell lines.

        Enhancing the speed and capability of generating fully human, high affinity antibodies. Our XenoMax technology allows researchers to rapidly scan the majority of the immune repertoire of an immunized XenoMouse animal to identify B-cells that produce antibodies with the desired functional properties and the optimal affinities. We believe XenoMax technology can speed product development timelines by allowing researchers to move directly into pre-clinical assessment of panels of suitable recombinant candidate antibody products, each ready for manufacturing scale-up.

Abgenix Strategy

        Our objective is to be a leader in the generation, development and commercialization of novel antibody-based biopharmaceutical products. Key elements of our strategy to accomplish this objective include the following:

        Building a large and diversified product portfolio.    Utilizing our XenoMouse and XenoMax technologies, we intend to build a large and diversified product portfolio, including a mix of out-licensed and internally developed product candidates. We and our collaborators are targeting serious medical conditions, including cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. For our internal programs, we intend to enter into contractual agreements with leading academic researchers and companies involved in the identification and development of novel antigens. We believe the speed and cost advantages of our technology will enable us to make cost-effective use of available human and capital resources. We can thus pursue multiple product candidates in parallel as far as completion of the Phase II clinical stage before entering into a contractual agreement to complete clinical and developmental stages and to bring the product candidate to market. Thus, we believe we can create a package that includes antigen rights, human antibodies, and preclinical and clinical data for use by us or for marketing to potential contract parties.

        Leveraging XenoMouse technology through licensing.    We intend to diversify our product portfolio and generate revenues by licensing XenoMouse technology to numerous pharmaceutical and biotechnology companies interested in developing antibody-based products. We expect to enter into multiple XenoMouse technology licenses each year. These agreements typically allow our licensee to generate fully human antibodies to one or more specific antigen targets provided by the licensee. In most cases, we provide our mice to licensees who then carry out immunizations with their specific antigen target. In other cases, we immunize the mice with the licensee's antigen target for additional compensation. Our licensees are required to obtain product licenses for any antibody product they wish to develop and commercialize.

        The financial terms of our XenoMouse technology licenses often include upfront payments, potential license fees and milestone payments plus royalties on any future product sales. We have established technology licenses with twenty-eight customers covering numerous antigen targets. To date, many of these licensees have each entered into new or expanded licenses that allow them to specify additional antigens for XenoMouse antibody development.

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

Proprietary Product Development Programs

        We are currently developing antibody therapeutics for a variety of indications. The table below sets forth the development status of our proprietary product candidates:

Proprietary Product Candidate	Indication	Status(1)
ABX-CBL	Graft versus host disease	Phase II/III
ABX-IL8	Psoriasis	Phase IIb
	Chronic obstructive pulmonary disease	Phase IIa
	Metastatic melanoma	Phase II
ABX-EGF	Various cancers	Phase I
	Renal cell cancer	Phase II
	Non-small cell lung cancer	Phase II(2)
	Colorectal cancer	Phase II(2)
	Colorectal cancer (with chemotherapy)	Phase II(2)
	Prostate cancer	Phase II
ABX-MA1	Metastatic melanoma	Phase I

(1)
"Phase I" indicates safety and proof of concept testing in a limited patient population and toxicology testing in animal models. "Phase II" indicates safety, dosing and efficacy testing in a limited patient population. "Phase III" indicates safety and efficacy testing with a larger patient population.

(2)
Clinical trial managed by Immunex.

ABX-CBL

        The CBL antigen is selectively over-expressed on activated immune cells including T-cells, B-cells and certain macrophages. We obtained an exclusive license to ABX-CBL in February 1997. We believe we can utilize that mouse antibody to treat GVHD patients because their immune system is either non-functioning or severely suppressed and, therefore, should not generate any HAMA responses. We believe ABX-CBL has the ability to destroy activated immune cells without affecting the rest of the immune system.

        Graft Versus Host Disease.    We are co-developing ABX-CBL with SangStat. The goal for the development program is to reduce unwanted immune responses that occur in GVHD. GVHD is a life-threatening complication that frequently occurs following an allogeneic bone marrow transplant, or BMT. BMTs are used in the treatment of patients with end-stage leukemia, certain other serious cancers and immune system disorders. An allogeneic BMT procedure involves transferring marrow, the graft, from a healthy person into an immunosuppressed patient, the host. The transplant is intended to restore normal circulating immune cells to a patient whose own immune system is functionally deficient or has been damaged by the treatment of an underlying disease such as cancer and, therefore, does not have the ability to mount a sufficient immune response. Often a portion of the graft recognizes the host's own cells as foreign, becomes activated and attacks them, resulting in GVHD. It typically involves damage to multiple organ systems, including the skin, liver and intestines. GVHD causes extreme suffering and is the primary cause of death in allogeneic BMT patients. It is estimated that approximately 12,000 allogeneic BMTs were performed worldwide in 1998, and this number has been growing at about 15% per year. GVHD occurs in approximately 50% of allogeneic BMTs and the treatment costs for GVHD in the United States are estimated to be about $80,000 per patient. Based on a published clinical study, it is estimated that roughly 50% of patients with GVHD fail to respond to current treatments, which consist of corticosteroids and other drug treatments to suppress the grafted immune cells. Less than 15% of steroid-resistant GVHD sufferers survive for more than one year. We believe that a safer and more effective treatment for GVHD could result in increased use of BMTs.

        Clinical Status.    We completed a multi-center Phase II clinical trial for ABX-CBL for the treatment of steroid-resistant, grade II to IV GVHD. We submitted data from 27 patients included in the Phase II study to the FDA. As an extension to the original Phase II trial protocol, we have enrolled an additional 32 patients. The trial studied four escalating intravenous dose regimens. We conducted the trial at nine sites and the trial involved 59 patients evaluated for safety, 51 of which were evaluable for response of GVHD. A clinical response was defined as a two-grade improvement in the International Bone Marrow Transplant Registry GVHD Severity Scale. GVHD is graded based on clinical symptoms from grade I, which is the mildest form, to grade IV, which is the most severe form. Three of eight patients responded in the lowest dose cohort. Twenty-three of 43 patients responded among the three highest doses.

        In December 1999, we reported additional data from this trial regarding survival. Among patients in the three higher dose cohorts (0.1-0.3 mg/kg), 52% (26 of 50) survived at least 100 days from the start of treatment with ABX-CBL. This compared to a 22% (2 of 9) survival rate in the presumed no effect dose cohort (0.01 mg/kg).

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

        In December 1999, we initiated a Phase II/III clinical trial with ABX-CBL. The results of the Phase II/III trial may not be favorable or may not extend the findings of the original Phase II study. The FDA may view the results of our Phase II/III trial as insufficient and may require additional clinical trials. There are several issues that could adversely affect the clinical trial results, including the lack of a standard therapy for GVHD patients in the control group, unforeseen side effects, variability in the number and types of patients in the study, and response rates required to achieve statistical significance in the study. In addition, we are conducting our clinical trials with patients who have failed conventional treatments and who are in the most advanced stages of GVHD. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ABX-CBL. These adverse effects may affect the interpretation of clinical trial results. We cannot assure you that the FDA will accept the results of the Phase II/III study or other elements of the product license application as being sufficient for approval to market. Additional clinical trials will be extensive, expensive and time-consuming.

        In four separate clinical studies conducted prior to our obtaining an exclusive license to ABX-CBL, a total of 25 patients with GVHD received treatments with the antibody. One such trial, which has been published, involved eleven patients at St. Jude Hospital in Memphis, Tennessee. In this trial, ten patients with steroid-resistant, Grade III to IV GVHD received daily doses of ABX-CBL for up to six weeks. The publication reported that five of ten patients had a complete remission of GVHD, while four of ten had at least a two-grade improvement in their GVHD score. Only one patient did not respond to the therapy. Another patient who received treatment at St. Jude Hospital after publication of the study experienced a two-grade improvement in the patient's GVHD score without adverse side effects. Six additional patients with GVHD received treatment at the University of Wisconsin and Cook-Ft. Worth Hospital. The reports from these sites indicated that these patients showed similar results to those described in the published trial conducted at St. Jude Hospital, with four of the six patients showing at least a two-grade improvement in their GVHD score. In addition, eight other GVHD patients received treatment at Stanford University and four of the patients were noted to have some improvement in their GVHD score, despite using a dose of less than one-tenth of that employed at the other sites. We assessed immune reaction to the mouse antibody in several patients and we did not detect clinically any HAMA response. Furthermore, researchers observed no adverse clinical responses consistent with an antibody-induced allergic reaction. In addition, we followed a number of patients after the conclusion of the study for as long as one year and we did not observe any adverse ABX-CBL events. We face the risk that the results of our ABX-CBL clinical trials may not demonstrate the same levels of safety and efficacy as those shown by the clinical trials completed prior to our obtaining an exclusive license to ABX-CBL.

        In November 2000, the FDA granted orphan drug status to ABX-CBL. Orphan drug status provides certain marketing advantages to the seller of a drug having that status.

ABX-IL8

        IL-8, an inflammatory cytokine produced at sites of inflammation, attracts and activates white blood cells that mediate the inflammation process. A number of pre-clinical studies suggest that excess IL-8 may contribute to the pathology and clinical symptoms associated with some inflammatory disorders. Clinical studies have demonstrated significantly increased levels of IL-8 in tissues or body fluids of patients with certain inflammatory diseases, including psoriasis, reperfusion injury and inflammatory bowel disease. Antibodies to IL-8 have been shown to block immune cell infiltration and the associated pathology in animal models of several of these diseases. Using our XenoMouse technology, we have generated ABX-IL8, a proprietary fully human monoclonal antibody that binds to

IL-8 with high affinity. We are evaluating ABX-IL8 for possible use in the treatment of psoriasis, chronic obstructive pulmonary disease and metastatic melanoma.

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

        Clinical Status.    In February 1999, we completed a Phase I dose-escalating human clinical trial examining the safety of administering a single intravenous infusion of five different doses of ABX-IL8 to patients with moderate to severe psoriasis. In October 1999, we completed a Phase I/II multi-center, multi-dose, dose escalating, placebo-controlled clinical trial with ABX-IL8 including 45 patients with moderate to severe psoriasis. In March 2001, we completed a Phase IIa double-blind, placebo-controlled study, which included 94 moderate-to-severe psoriasis patients at 18 sites in the United States. Two doses of ABX-IL8 were assessed, 3mg/kg and 6mg/kg. The primary objective of the Phase IIa study was to evaluate the safety of ABX-IL8 at the doses administered. Based on the results of the Phase IIa study we concluded that ABX-IL8 administered intravenously at doses ranging up to 6 mg/kg appears to be safe and well tolerated and that ABX-IL8 at 3mg/kg was associated with a statistically significant improvement in plaque psoriasis. On the basis of the Phase IIa data, we initiated a Phase IIb study of ABX-IL8 for patients with moderate-to-severe psoriasis, which we designed to confirm the efficacy of ABX-IL8. Enrollment is now complete. This study evaluated two doses of ABX-IL8 and a placebo. Having seen no incremental benefit to the 6mg/kg dose over the 3mg/kg dose in the Phase IIa trial, we evaluated fixed doses of 200mg and 300mg (approximating 2mg/kg and 3mg/kg as weight-adjusted doses), administered every three weeks, in the Phase IIb study.

        Chronic obstructive pulmonary disease.    Chronic obstructive pulmonary disease is a chronic and debilitating disease marked by inflammation and progressive destruction of lung tissue resulting in shortness of breath, persistent cough, recurrent infections and chronic debilitation. COPD is currently the fourth-leading cause of death in the world and has been estimated to affect over 15 million people in the United States, 60 percent of whom have a severe form of the disease. Studies have correlated elevated levels of IL-8 in the broncho-aveolar fluid and lung tissue of COPD patients with inflammatory cells such as neutrophils, which have been implicated in the chronic destruction of lung tissue in patients with COPD. Pre-clinical studies have shown that antibodies to IL-8 have blocked the migration of neutrophils.

        Clinical Status.    In September 2001, we submitted an IND to initiate a Phase IIa double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ABX-IL8 in COPD. We designed the study to include a total of 150 patients across approximately 20 clinical sites in the United States. Patients will receive a total of three doses of ABX-IL8 administered monthly over a two-month period. Efficacy analyses will focus on change in airflow, shortness of breath and disease-related quality of life.

        Metastatic Melanoma.    Increasing evidence from preclinical studies indicates that IL-8 plays an important role in stimulating tumor angiogenesis (growth of new blood vessels that nourish the tumor) and controlling proliferation and metastasis (spread) of tumor cells. Tumors expressing high levels of IL-8 include skin cancer, head and neck cancer, breast cancer, non-small cell lung cancer, ovarian cancer and brain cancer.

        Clinical Status.    In December 2001, we submitted an IND to initiate clinical trials for the potential treatment of a wide variety of cancers. In February 2002, we initiated a Phase II clinical trial to evaluate ABX-IL8 for the treatment of metastatic melanoma, a serious form of skin cancer.

ABX-EGF

        Tumor cells that overexpress epidermal growth factor receptors, or EGFr, on their surface often depend on EGFr's activation for growth. EGFr is overexpressed in a variety of cancers including lung, breast, ovarian, bladder, prostate, colorectal, kidney and head and neck. This activation is triggered by the binding to EGFr by epidermal growth factor, or EGF, or Transforming Growth Factor alpha, or TGFa, both of which are expressed by the tumor or by neighboring cells. We believe that blocking the ability of EGF and TGFa to bind with EGFr may offer a treatment for certain cancers. ABX-EGF, a fully human monoclonal antibody generated using XenoMouse technology, binds to EGFr with high affinity and has been shown to inhibit tumor cell proliferation in vivo and cause eradication of EGF dependent human tumors established in mouse models. We are conducting pre-clinical studies and assessing which tumor types to pursue as possible targets for treatment with ABX-EGF. Published studies have shown that ABX-EGF can inhibit growth of EGF-dependent human tumors cells in mouse models. ABX-EGF has also demonstrated the ability to reverse cancer cell growth and cause eradication of established tumors in mice even when administered after significant tumor growth has occurred. Furthermore, in these models where tumors were eradicated, researchers did not observe any relapse of the tumor after discontinuation of the antibody treatment.

        Clinical Status.    In July 1999, we initiated a Phase I dose-escalating human clinical trial examining the safety, pharmacokinetics and biological activity of multiple doses of ABX-EGF in patients with a variety of advanced cancers. We reported data from this ongoing Phase I clinical study at a combined meeting of various cancer associations in November 2001. Thirty-five patients had been recruited to this study at that time. ABX-EGF appeared be well tolerated at weekly doses ranging up to 2.0 mg/kg. We did not observe any allergic reactions, clinically significant infusion-related reactions or human anti-human antibody formation. Typical EGF receptor mediated skin rashes were seen at doses greater than 1 mg/kg. Three patients who had received low dose levels of ABX-EGF as monotherapy (0.1 or 0.75 mg/kg) achieved a minor response or disease stabilization.

        On the basis of this data we and Immunex have initiated five Phase II studies in April, July, and December of 2001 and January of 2002. The first Phase II study is evaluating the effect of ABX-EGF monotherapy in patients with renal cell cancer. We are conducting the second Phase II study in patients with non small cell lung cancer receiving either standard chemotherapy with carboplatin and paclitaxel alone or in combination with ABX-EGF. The third Phase II study is evaluating the effect of ABX-EGF monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy. The fourth Phase II study is evaluating the effect of ABX-EGF monotherapy in patients with hormone resistant prostate cancer without metastasis. The fifth Phase II study is evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer. We and Immunex plan to initiate further Phase II studies in 2002.

ABX-MA1

        Melanoma is the most serious cancer of the skin. Currently, it is the seventh most common cancer in the United States. The projected 2001 incidence rate in the U.S. is 51,400 and the projected mortality rate is 7,800. Melanoma can spread in the body through the blood and lymphatic system. Organ involvement by metastases, most commonly to the lungs and liver, is the leading cause of death from the disease. Melanomas that have not spread beyond the site at which they developed are curable by surgical excision. Melanoma that has spread to distant sites is infrequently curable with surgery, although long-term survival is occasionally achieved by resection of metastasis. Radiation therapy may provide symptomatic relief for metastases to brain, bones and viscera. Although advanced melanoma is relatively resistant to standard chemotherapy, some biologic therapies, such as interferon alfa and interleukin-2 have been reported to produce a low percentage of objective responses.

        ABX-MA1 targets a protein called MUC18, a cell surface adhesion molecule that is highly expressed on metastatic melanoma cells but not on normal skin cells. MUC18 has been demonstrated to play a critical role in melanoma growth and metastasis by regulating the adhesion and interaction between melanoma cells and surrounding skin cells and new blood vessel cells. In preclinical studies, binding of the MUC18 antigen by ABX-MA1 inhibited primary melanoma tumor growth and the formation of tumor metastases. MUC18 is also expressed on sarcomas, including smooth muscle and blood vessel-derived sarcomas, prostate and renal cell cancers.

        Clinical Status.    In December 2001, we filed an IND and in February 2002 we initiated a Phase I clinical trials of ABX-MA1 for the treatment of metastatic melanoma.

Summary of Contractual Arrangements

        As of February 28, 2002, we had entered into contracts covering numerous antigen targets with twenty-eight customers to use our XenoMouse technology to generate and/or develop the resulting fully human antibodies. As of February 28, 2002, we had also entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We do not currently intend to license our SLAM technology to any other parties. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. The terms of the arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide for Abgenix to make fully human antibodies to the antigen targets provided or identified by the contract counterparty. The contracts typically contain provisions that allow either Abgenix or the other contract party to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. We may also agree to purchase the common stock of the contract counterparty in connection with these arrangements, for strategic reasons to enhance the strength of our relationship with the counterparty. For example, in November 2000 we agreed to purchase $50 million of the common stock of CuraGen, and in June 2001 we agreed to purchase $15 million of the common stock of MDS Proteomics.

  •
  Proprietary Product Development—In July and August 2000, we entered into two joint development and commercialization agreements. The first is with Immunex for ABX-EGF, a fully human antibody created by us. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We and Immunex will share equally in all development costs and any profits from sales of collaboration products. We and Immunex also share responsibility for product development. We will be responsible for completing the ongoing Phase I trial and any additional Phase I trials that are initiated, and both companies share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential products, while we will retain co-promotion rights. The second agreement is with SangStat Medical Corporation for ABX-CBL, an antibody we developed. Under that agreement, SangStat paid us an initial license fee in 2000 and a second milestone payment in June 2001, and has agreed to make a final milestone payment in 2002. We and SangStat will share equally in all development costs and any profits from sales of collaboration products. We and SangStat also share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

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

  •
  Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. We have also licensed our SLAM technology to one party. In most cases, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to purchase the common stock of some of our customers, or they may agree to purchase our common stock, in connection with these licensing arrangements.

  •
  Technology In-Licensing—We also license technology from third parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The third party may also agree to produce antibody therapeutic candidates for us using its own technology. For example, Gliatech, Inc. has granted us a license to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin. These agreements often also obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to purchase common stock of the third party for strategic reasons in connection with these arrangements. For example, we purchased $15.0 million of ImmunoGen, Inc. common stock in connection with our agreement with that party.

Joint Venture with Japan Tobacco

Xenotech

        In 1989, Cell Genesys, Inc. started our business and operations as a subsidiary. In June 1991, Cell Genesys entered into several agreements with Japan Tobacco, Inc. for the purpose of forming a joint venture through an equally owned limited partnership, Xenotech, L.P., to be managed by an equally owned corporation, Xenotech, Inc. We refer to this joint venture, limited partnership and corporation collectively as Xenotech. In connection with the formation of Xenotech, both Cell Genesys and Japan Tobacco contributed cash, and Cell Genesys contributed the exclusive right to certain of its technology for the research and development of genetically modified strains of mice that can produce fully human antibodies. Cell Genesys assigned its rights in Xenotech to us in connection with our formation as an independent company. We provided research and development through 1998 on behalf of Xenotech in exchange for cash payments. As of December 31, 1998, we had made capital contributions to Xenotech of approximately $18.6 million and had received approximately $42.9 million in funding for research related to the development of XenoMouse technology. On December 31, 1999, we became the sole owner of Xenotech by acquiring Japan Tobacco's interest in Xenotech.

XenoMouse Technology

        On December 20, 1999, we executed several agreements with Japan Tobacco that became effective December 31, 1999 under which we acquired Japan Tobacco's interest in the Xenotech joint venture. Under the agreements, we paid $47.0 million in cash to Japan Tobacco for its 50% interest in the Xenotech joint venture under which the XenoMouse technology was developed; and we also made a non-recurring payment of $10.0 million to Japan Tobacco to terminate its then applicable rights to the current XenoMouse technology. Additionally, Japan Tobacco paid $4.0 million to us for a license to use certain existing XenoMouse technology and to use future XenoMouse technology that we develop. Japan Tobacco will also make royalty payments on any future sales of antibody products generated using XenoMouse. Lastly, under the December 1999 agreements, we granted to Japan Tobacco a license for certain new technology related to the generation of mouse models of certain human diseases. In return for this license, Japan Tobacco paid us $6.0 million, which was recorded in contract revenue.

Gene Therapy Rights Agreement with Cell Genesys

        In connection with the formation of Abgenix by Cell Genesys, Abgenix entered into the Gene Therapy Rights Agreement, or GTRA, which provides Cell Genesys with certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy. Under the GTRA, Cell Genesys has certain rights to direct us to make antibodies to two antigens per year. In addition, Cell Genesys has an option to enter into a license to commercialize antibodies binding to such antigens in the field of gene therapy. The GTRA obligates Cell Genesys to make certain payments to us for these rights, including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits us from granting any third-party licenses for antibody products based on antigens nominated by us for our own purposes where the primary field of use is gene therapy. In the case of third-party licenses granted by us where gene therapy is a secondary field, the GTRA obligates us to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Intellectual Property

        We rely on patents and trade secrets to protect our intellectual property rights. We own six issued patents in the United States, one granted patent in Europe, three granted patents in Japan and several granted patents in other foreign countries. In addition we have 39 pending patent applications in the

United States and 156 pending patent applications abroad relating to XenoMouse technology. Our wholly-owned subsidiary, Xenotech, owns two issued U.S. patents, one Australian patent and several granted patents in other foreign countries and has one pending U.S. and three pending foreign patent applications related to methods of treatment of bone disease in cancer patients, and has one U.S. patent relating to genetic manipulation. Our wholly owned subsidiary Abgenix Biopharma, owns one issued U.S. patent and has one pending patent in Canada and Europe relating to the SLAM technology. Our wholly owned subsidiary IntraImmune Therapies, Inc. has three pending applications in the United States and nine pending applications in other foreign countries related to intrabody technology, which may give antibodies access to intracellular targets. In addition, we have seven issued U.S. patents, several granted patents in other foreign countries, four pending patent applications in the United States and 15 pending patent applications abroad that we jointly own with Japan Tobacco relating to antibody technology or genetic manipulation. While we rely on U.S. and foreign patent laws to protect our proprietary technology, any patents, if issued, may provide us with little protection, especially in foreign countries.

        We also attempt to protect our technologies through trade secrets and proprietary know-how. However, the agreements we enter into for these purposes may not be enforced or our counterparties may breach them. In addition, these agreements may not prevent third parties from discovering our trade secrets or know-how or independently developing the same or similar technologies.

        Scientists have conducted research for many years in the antibody and transgenic animal fields. This has resulted in a substantial number of issued patents and an even larger number of pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. Such infringement or violation, may prevent us and our contract parties from pursuing product development or commercialization. Such a result would materially harm our business, financial condition and results of operations.

        GlaxoSmithKline, plc, or Glaxo, has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these claims were in force.

        Genentech owns a U.S. patent that relates to methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by the patents, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these claims were in force.

        Johnson & Johnson controls a U.S. patent that relates to methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by the patents, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these claims were in force.

        Genentech owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with a cytotoxic factor. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic agent. However, we do not believe that either the Genentech or Imclone patent would be successfully asserted against any planned commercial sales of ABX-EGF. We believe that currently all of the Company's activities relating to anti-EGFr receptor monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. Based on our product development plans, we do not expect the scope of our activities in this regard to change in the future prior to filing an application for a biologic license with the FDA. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with ABX-EGF and are valid, such a decision may require us to obtain a license to Genentech's or ImClone's patent, as the case may be, to label and sell ABX-EGF for certain combination therapies. Our failure to obtain a license at all or on commercially reasonable terms could impede our commercialization of ABX-EGF in the United States.

        In 2000, the Japanese Patent Office granted a patent to Kirin Beer Kabushiki Kaisha, one of our competitors, relating to non-human transgenic mammals. Kirin has filed corresponding patent applications in Europe and Australia. Kirin may also have filed a corresponding patent application in the United States. Our licensee, Japan Tobacco, has filed opposition proceedings against the Kirin patent. We cannot predict the outcome of those opposition proceedings, which may take years to be resolved. In any event, based on our analysis of the Kirin patent, we believe that the patent will not adversely affect our business.

        Extensive litigation regarding patents and other intellectual property rights has been common in the biotechnology and biopharmaceutical industries. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

  •
  enforce patents that we own or license;

  •
  protect trade secrets or know-how that we own or license; or

  •
  determine the enforceability, scope and validity of the proprietary rights of others.

        If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. An adverse determination in a judicial or administrative proceeding or our failure to obtain necessary licenses could restrict or prevent us from manufacturing and selling our products, if any. Costs associated with such arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes will materially harm our business, financial condition and results of operations.

Patent Cross-License and Settlement Agreement with GenPharm

        In 1994, Cell Genesys and GenPharm and, beginning in 1996, Abgenix became involved in litigation primarily related to intellectual property rights associated with a method for inactivating a mouse's antibody genes and technology pertaining to transgenic mice capable of producing fully human antibodies. Rather than endure the cost and business interruption of protracted litigation, in March 1997, Cell Genesys, along with us, Xenotech and Japan Tobacco, signed a comprehensive patent cross-license and settlement agreement with GenPharm that resolved all related litigation and claims between the parties. Under the cross-license and settlement agreement, we have licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice that produce fully human antibodies. We use our XenoMouse technology to generate fully human antibody products and have not licensed the use of, and do not use, any transgenic rodents developed or used by GenPharm. All of our financial obligations in connection with the cross-license were recognized in 1997.

Government Regulation

        Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they also are subject to extensive regulation by foreign governments. Non-compliance with applicable requirements can result in fines, warning letters, recall or seizure of products, clinical study holds, total or partial suspension of production, refusal of the government to grant approvals, withdrawal of approval, and civil and criminal penalties.

        We believe our antibody therapeutic products will be classified by the FDA as "biologic products" as opposed to "drug products." The steps ordinarily required before a biological product may be marketed in the United States include:

  •
  preclinical testing;

  •
  the submission to the FDA of an IND, which must become effective before clinical trials may commence;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the biologic;

  •
  the submission to the FDA of a Biologics License Application; and

  •
  FDA approval of the application, including approval of all product labeling.

        Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Laboratories that comply with FDA regulations regarding good laboratory practices must conduct preclinical safety tests. We submit the results of the pre-clinical tests, together with manufacturing information, analytical data and clinical study plans, to the FDA as part of the IND and the FDA reviews those results before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. If we submit an IND, our submission may not result in FDA authorization to commence clinical trials. Also, the lack of an objection by the FDA does not mean it will ultimately approve an application for marketing approval. Furthermore, we may encounter problems in clinical trials that cause us or the FDA to delay, suspend or terminate our trials.

        Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. We must conduct clinical trials in accordance with Good Clinical Practice under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board and with patient informed consent. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

        We conduct clinical trials in three sequential phases that may overlap. Phase I clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of a Phase I clinical trial is to establish initial data about safety and tolerance of the biologic agent in humans. In

Phase II clinical trials, we seek evidence about the desired therapeutic efficacy of a biologic agent in limited studies of patients with the target disease. We make efforts to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. We also gather additional safety data from these studies. The Phase III clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to or have developed the disease. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

        Historically, the results from preclinical testing and early clinical trials have often not predicted results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, we may encounter delays or rejections by regulatory authorities as a result of many factors, including changes in regulatory policy during the period of product development.

        Only four of our proprietary product candidates, ABX-CBL, ABX-IL8 ABX-EGF and ABX-MA1, are in clinical trials. Patient follow-up for these clinical trials has been limited. To date, we have not obtained enough data from these clinical trials to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF, ABX-MA1 or any other potential product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

        We have ongoing research projects that may produce product candidates, and we have not submitted INDs or begun clinical trials for these projects. We may not successfully complete our pre-clinical or clinical development efforts. We may not file further INDs and we may not commence clinical trials as planned.

        Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Many factors may delay our commencement and rate of completion of clinical trials including:

  •
  the number of patients that ultimately participate in the trial;

  •
  the duration of patient follow-up that seems appropriate in view of the results;

  •
  the number of clinical sites included in the trials; and

  •
  the length of time required to enroll suitable patient subjects.

        We have limited experience in conducting and managing clinical trials. We rely in part on third parties, including our contract parties, to assist us in managing and monitoring clinical trials. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if they fail to perform under our agreements with them.

        Our product candidates may fail to demonstrate safety and efficacy in clinical trials. Such failure may delay development of other product candidates, and hinder our ability to conduct related pre-clinical testing and clinical trials. As a result of such failures, we may also be unable to obtain additional financing. Any delays in, or termination of, our clinical trials would materially harm our business, financial condition and results of operations.

        We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and the FDA must approve the facilities before they can be used in commercial manufacturing of our products. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our third-party manufacturers fail to comply, our business, financial condition and results of operations will be materially harmed.

        For clinical investigation and marketing outside the United States, we may be subject to the regulatory requirements of other countries, which vary from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above.

Competition

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm International, a wholly-owned subsidiary of Medarex; Medarex's collaborator, Kirin Brewing Co.; Genmab; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc.; MorphoSys AG; and Xenerex Biosciences.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat, Novartis AG, Pharmacia Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Biogen, Inc., Centocor, Inc., and Immunex, have potential product candidates for the treatment of psoriasis that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, AstraZeneca plc, GlaxoSmithKline plc and a collaboration of OSI Pharmaceuticals, Inc., Genentech, and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

Pharmaceutical Pricing and Reimbursement

        In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. These studies may require us to incur significant costs. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. The failure of the government and third party payors to provide adequate coverage and reimbursement rates for our product candidates would adversely affect the market acceptance of our products. The failure of our products to receive market acceptance would materially harm our business, financial condition and results of operations.

Manufacturing

        We are building our own manufacturing facility for the manufacture of products for clinical trials and to support the potential early commercial launch of a limited number of product candidates, in each case, in compliance with FDA good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction has started and we expect this facility to be operational by year-end 2002. The costs of the facility, including design fees, permits, validation, leasehold improvements and equipment, will approximate $140 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, or any other antibody therapeutic products. We will also need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to establish and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

        We currently rely, and will continue to rely for at least the next five years, on a single contract manufacturer, Lonza Biologics, or Lonza, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We may also rely on other contract manufacturers from time to time to produce our product candidates, such as for ABX-MA1, for use in our clinical trials. While our Fremont manufacturing facility is expected to be operational in December 2002, thus creating additional capacity, which we will control, we cannot assure you that this facility will open when expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza will make available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement giving us the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement under which Lonza will make available to us, for a period of up to five years, extendable for an additional two-year period, approximately one quarter of the annual capacity of a cell culture production suite for large-scale manufacturing of products that is under construction and we currently anticipate that construction of the facility will be completed in the fourth quarter of 2004. The exclusive negotiation period has been extended and will expire no earlier than June 30, 2002. We cannot assure you that we will actually reach agreement with Lonza for this additional capacity. Even if we do reach agreement with Lonza, we cannot assure you that the facility will be completed by the end of 2004 or at all.

        Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other applicable regulations, production costs and development of advanced manufacturing techniques and process controls. Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. The failure of our third-party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or develop our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

Employees

        As of December 31, 2001, we employed 324 persons, all of whom we employed on a full-time basis. Approximately 267 employees were engaged in research and development, and 57 supported administration, finance, management information systems and human resources.

        Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

Executive Officers

        The names and ages of our executive officers as are as follows:

Name	Age	Position(s)
R. Scott Greer	43	Chairman and Chief Executive Officer
Raymond M. Withy, Ph.D.	46	Director, President and Chief Operating Officer
C. Geoffrey Davis, Ph.D.	50	Chief Scientific Officer
Kurt W. Leutzinger	51	Chief Financial Officer
Gisela M. Schwab, M.D.	45	Chief Medical Officer
Gregory M. Bell, M.D	42	Vice President, Clinical Development, Inflammation
Steve M. Chamow, Ph.D.	49	Vice President, Process Sciences
Bruce A. Keyt	49	Vice President, Preclinical Development
Gregory M. Landes, Ph.D.	50	Vice President, Product Discovery
John C. Meyer	57	Vice President, Human Resources
H. David Miller	55	Vice President, Information Technology
Gayle M. Mills	47	Vice President, Business Development
Patrick M. Murphy	47	Vice President, Manufacturing
Susan L. Thorner	53	Vice President, General Counsel and Secretary

        R. Scott Greer has served as our Chairman of the Board since May 2000, and as our Chief Executive Officer and director since June 1996. From June 1996 until December 2000, he served as our President. He also serves as a director of CV Therapeutics, Inc., Illumina, Inc. and Affymax, Inc. From July 1994 to July 1996, Mr. Greer was Senior Vice President of Corporate Development at Cell Genesys. From April 1991 to July 1994, Mr. Greer was Vice President of Corporate Development and from April 1991 to September 1993 was Chief Financial Officer of Cell Genesys. From 1986 to 1991, Mr. Greer held various positions at Genetics Institute, Inc., a biotechnology company, including Director, Corporate Development. Mr. Greer received a B.A. degree in Economics from Whitman College and an M.B.A. degree from Harvard University and is a certified public accountant.

        Raymond W. Withy, Ph.D. has served as a member of our Board since November 2001, and as our President and Chief Operating Officer since January 2001. In November of 2001, the Board appointed Dr. Withy to succeed Mr. Greer as Chief Executive Officer at such time as Mr. Greer resigns, which we expect to be mid-year 2002. From January 2000 to December 2000 he served as our Chief Business Officer and from June 1996 to January 2000 as our Vice President, Corporate Development. He also serves as a director of Xenotech. From May 1993 to June 1996, Dr. Withy served in various positions at Cell Genesys, most recently as Director of Business Development. From 1991 to May 1993, Dr. Withy was a private consultant to the biotechnology industry in areas of strategic planning, business development and licensing. From 1984 to 1991, Dr. Withy was an Associate Scientific Director at Genzyme Corporation, a biotechnology company. Dr. Withy received a B.S. degree in Chemistry and Biochemistry and a Ph.D. degree in Biochemistry, both from the University of Nottingham.

        C. Geoffrey Davis, Ph.D. has served as our Chief Scientific Officer since January 2000 and from June 1996 until December 2000 as our Vice President, Research. From January 1995 to June 1996, Dr. Davis was Director of Immunology at the Xenotech Division of Cell Genesys. From November 1991 to December 1994, he served at Repligen Corporation, a biotechnology company, first as Principal Investigator and then as Director of Immunology. Dr. Davis received a B.A. degree in Biology from Swarthmore College and a Ph.D. degree in Immunology from the University of California, San Francisco.

        Kurt W. Leutzinger has served as our Chief Financial Officer since July 1997. From June 1987 to July 1997, Mr. Leutzinger was a Vice President of General Electric Investments and a portfolio manager of the General Electric Pension Fund. At General Electric, he was responsible for private equity investments with a focus on medical technology. Mr. Leutzinger received a B.A. degree in Economics from Fairleigh Dickinson University and an M.B.A. degree in Finance from New York University and is a certified public accountant.

        Gisela M. Schwab, M.D. has served as our Chief Medical Officer since January 2002 and from November 1999 until December 2001 as our Vice President, Clinical Development. From September 1992 to October 1999, Dr. Schwab held various positions at Amgen Inc., a biotechnology company, most recently as Director, Clinical Research and Therapeutic Area Team Leader for Oncology/Hematology. Dr. Schwab received an M.D. degree from the University of Heidelberg in Germany. She is board certified in Hematology and Oncology and has performed research in molecular biology at the National Cancer Institute in Bethesda, Maryland, and at the French National Institute for Health and Research in Paris.

        Gregory M. Bell, M.D. has served as our Vice President, Clinical Development, Inflammation since February 2002. From September 2000 to February 2002, Dr. Bell served as our Director of Clinical Development. From July 1996 to September 2000 Dr. Bell held several positions at Merck & Co., a pharmaceutical company, most recently as National Arthritis Medical Director. Previously he spent eight years at the University of California, San Francisco, initially as a rheumatology fellow and finally as an Assistant Professor of Medicine. Dr. Bell is board-certified in internal medicine and rheumatology. He received a B.A. degree in Chemistry from Binghamton University and an M.D. degree from Cornell University.

        Steven M. Chamow, Ph.D. has served as our Vice President, Process Sciences since April 2000. From 1998 to April 2000, Dr. Chamow was Director, Biopharmaceutical Development at Scios, Inc., a biotechnology company. From 1987 to 1998, he held various positions at Genentech, a biotechnology company, including Senior Scientist, Recovery Sciences. Dr. Chamow received a B.A. degree in Biology from the University of California, Santa Cruz and a Ph.D. degree in Biochemistry from the University of California, Davis.

        Bruce A. Keyt has served as our Vice President, Preclinical Development since September 2001. From May 1998 to September 2001, Dr. Keyt was employed by Millennium Pharmaceuticals, Inc, a pharmaceutical company, most recently as director of Biotherapeutic Oncology. Previously, he spent 15 years at Genentech in various positions, most recently as section head of Small Molecule Pharmacology. Dr. Keyt received his B.S. in Chemistry from Washington University in St. Louis, Missouri and his Ph.D. In Biochemistry and Pharmacology from Tufts University.

        Gregory M. Landes, Ph.D. has served as our Vice President, Product Discovery since May 2000. From 1982 to May 2000, Dr. Landes held various positions at Genzyme, a biotechnology company, most recently as Vice President, Genetics and Genomics. From 1978 to 1981, Dr. Landes was a Postdoctoral Fellow at the Department of Chemistry and Biochemistry at the University of California, Los Angeles. Dr. Landes received a B.A. degree in Chemistry and a Ph.D. degree in Biochemistry from the University of Kansas.

        John C. Meyer has served as our Vice President, Human Resources since September 2000. Mr. Meyer was Vice President, Human Resources at various high technology and biotechnology companies, including Somnus Medical Technologies from 1999 to September 2000, Vivus Inc. from 1998 to 1999, Target Therapeutics from 1996 to 1997 and Chipcom Corporation from 1991 to 1995. Mr. Meyer received a B.S. degree in Business Administration from Colorado State University.

        H. David Miller has served as our Vice President, Information Technology since September 2001. From January 2000 to September 2001, he was director of information systems at Somnus Medical Technologies, a medical technology company. From October 1995 to July 1999, he was director of information systems at Heartport, Inc., a cardiovascular device company. Mr. Miller received a B.A. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

        Gayle M. Mills has served as our Vice President, Business Development since September 2000. From 1998 to September 2000, Ms. Mills was Vice President, Business Development at EOS Biotechnology. From 1995 to 1998, Ms. Mills was Vice President, Business Development and Strategic Marketing for the Neurobiology Unit at Roche Bioscience, a biopharmaceutical company. Ms. Mills served as Director, Business Development both at Affymax Technologies from 1993 to 1995 and at Syntex Corp. from 1991 to 1993. Ms. Mills received a B.S. degree in Business Administration from the College of Notre Dame and an M.B.A. degree from Santa Clara University.

        Patrick M. Murphy has served as our Vice President, Manufacturing since May 2000. From 1981 to May 2000, Mr. Murphy held various positions at Genentech, a biotechnology company, most recently as Director, Strategic Operations. During his 18 years at Genentech, Mr. Murphy guided seven new products through the manufacturing, approval and facility licensing processes. Mr. Murphy received a B.S. degree in Biochemistry from the State University of New York.

        Susan L. Thorner joined us as our Vice President, General Counsel and Secretary in February 2001. From August 1999 to February 2001, Ms. Thorner was Special Counsel at the law firm of Farella Braun & Martel. From August 1998 to August 1999, Ms. Thorner was Director of Legal Affairs at Ross Stores, Inc. and from August 1994 to August 1998 held various positions, most recently Director of Corporate Law, at Apple Computer, Inc. Ms. Thorner was previously a partner at two law firms, Morrison & Foerster in San Francisco and Hughes Hubbard & Reed in New York City. Ms. Thorner received her J.D. degree from Harvard Law School.

Scientific Advisory Board

        We have established a Scientific Advisory Board to provide specific expertise in areas of research and development relevant to our business. The Scientific Advisory Board meets periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific Advisory Board members include:

Anthony DeFranco, M.D., Ph.D	Professor, Biochemistry and Biophysics, University of California, San Francisco
John Gallin, M.D	Director, Warren Grant Magnusen Clinical Center, National Institute of Health
Raju S. Kucherlapati, Ph.D	Professor of Medicine and Paul C. Cabot Professor of Genetics, Harvard Medical School; Scientific Director, Harvard Partners, Center for Genetics and Genomics.

Michel Nussenzweig, M.D., Ph.D	Professor, Molecular Immunology, Rockefeller University
Greg T. Went	Consultant; former President and Chief Executive Officer, DNA Sciences Inc.
Philip Hieter	Professor, Medical Genetics, University of British Columbia

Additional Factors That Might Affect Future Results

Risks Related to our Finances

We are an early stage company without commercial therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

        You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will require significant additional investment in research and development, preclinical testing and clinical trials, and regulatory and sales and marketing activities to commercialize current and future product candidates. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses and we expect to continue to incur losses for the foreseeable future.

        We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000 and $60.9 million in 2001. As of December 31, 2001, our accumulated deficit was $159.4 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse® technology and antibody product candidates;

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

        We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, success or failure of clinical trials.

We are currently unprofitable and may never be profitable, and our future revenues could fluctuate significantly.

        Prior to June 1996, Cell Genesys owned our business and operated it as a separate business unit. Since that time, we have funded our research and development activities primarily from private placements and public offerings of our securities and from revenues generated by our licensing and contractual agreements.

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

        We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting pre-clinical development and clinical trials. In the years ended December 31, 2001, 2000 and 1999, we spent $96.2 million, $50.1 million and $21.1 million, respectively, on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, pre-clinical testing and clinical trials of, and regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business, including the uncertainties listed above, we cannot assure you that this will be the case. In addition, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our shareholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

Our strategic investments in two companies expose us to equity price risk and our investments in those companies may be deemed impaired, which would affect our results of operations.

        We are exposed to equity price risk on our strategic investments in CuraGen Corporation and ImmunoGen and we may elect to make additional similar investments in the future. We purchased $50 million of CuraGen common stock (Nasdaq: CRGN) in November 2000 at a price of $34.69 per share, and we purchased $15 million of CuraGen common stock in December 1999 at price of $17.90 per share. We also purchased $15 million of ImmunoGen common stock (Nasdaq: IMGN) in September 2000 at a price of $19.00 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security would be written down to fair value as a new cost basis and the amount of the write-down would be included in our statement of operations as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them. The fair values per share, as reflected in their public trading prices, of CuraGen and ImmunoGen were $16.55 and $10.94, respectively, as of March 20, 2002. If the per share price of CuraGen or ImmunoGen is below our per share cost at the end of the first quarter of 2002 or, if in any other future period, they suffer a decline in fair value that we judge to be other than temporary, we would expect to record an impairment charge related to those shares in our statement of operations for that period. The amount of such a charge, if any, would be based on the difference between the market price of the securities, as of the end of such fiscal period, and our then current cost basis of the securities. As of March 20, 2002, the unrealized losses on our investments in CuraGen and ImmunoGen were $27.3 million and $6.4 million, respectively.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

        Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders. We have not commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still at an early stage of development. We have begun clinical trials with respect to three antibody therapeutic products containing fully human protein sequences, and our collaborators have begun clinical trials with respect to two other antibody therapeutic products containing fully human protein sequences, which we refer to in this Annual Report on Form 10-K as fully human antibody therapeutic product candidates, generated by XenoMouse technology. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

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

  •
  emergence of superior or equivalent product development technologies or products;

  •
  inability to manufacture on our own, or through others, product candidates on a commercial scale;

  •
  inability to market products due to third-party proprietary rights;

  •
  election by our customers not to pursue product development;

  •
  failure by our customers to develop products successfully; and

  •
  failure to achieve market acceptance.

        Because of these risks, our research and development efforts and those of our customers and collaborators may not result in any commercially viable products. Our failure to successfully complete a significant portion of these development efforts, to obtain required regulatory approvals or to achieve commercial success with any approved products would materially harm our business, financial condition and results of operations.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials, which are expensive and have uncertain outcomes.

        Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials.

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

        Four of our proprietary product candidates, ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, are in clinical trials. Patient follow-up for these clinical trials has been limited because these trials have been ongoing for a relatively short period of time. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for ABX-CBL, ABX-IL8, ABX-EGF, ABX-MA1 or any other potential product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

        In addition, we have ongoing research projects that may lead to product candidates, but we have not submitted INDs nor begun clinical trials for these projects. Our preclinical or clinical development efforts may not be successfully completed, we may not file further INDs and clinical trials may not commence as planned.

        Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. However, we estimate that clinical trials of the type we generally conduct are completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1 Year
Phase II	1-2 Years
Phase III	2-4 Years

        Many factors may delay our commencement and rate of completion of clinical trials, including:

  •
  the number of patients that ultimately participate in the trial;

  •
  the duration of patient follow-up that seems appropriate in view of the results;

  •
  the number of clinical sites included in the trials; and

  •
  the length of time required to enroll suitable patient subjects.

        We have limited experience in conducting and managing clinical trials. We rely on third parties, including our customers, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or in failure to complete, these trials if the third parties fail to perform under our agreements with them.

        Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, on January 3, 2002 we announced that the results of a Phase IIa clinical trial of our proprietary product candidate ABX-IL8 for use as a treatment for rheumatoid arthritis did not meet our efficacy criteria for moving forward to a Phase IIb clinical trial for that disease indication. This and other potential failures may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may also be unable to obtain additional financing. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We currently rely on a sole source third-party manufacturer, and we may have difficulty conducting clinical trials of our product candidates if the manufacturer does not perform in accordance with our expectations.

        We currently rely, and will continue to rely for at least the next five years, on a single contract manufacturer, Lonza, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We may also rely on other contract manufacturers from time to time to produce our product candidates, such as for ABX-MA1, for use in our clinical trials. While our Fremont manufacturing facility is expected to be operational by year-end 2002, thus creating additional capacity, which we will control, we cannot assure you that this facility will open when expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza will make available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement giving us the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement under which Lonza will make available to us, for a period of up to five years, extendable for an additional two-year period, approximately one quarter of the annual capacity of a cell culture production suite for large-scale manufacturing of products that is under construction and we currently anticipate that construction of the facility will be completed in the fourth quarter of 2004. The exclusive negotiation period has been extended and will expire no earlier than June 30, 2002. We cannot assure you that we will actually reach agreement with Lonza for this additional capacity. Even if we do reach agreement with Lonza, we cannot assure you that the facility will be completed by the end of 2004 or at all.

        Lonza has a limited number of facilities in which it can produce our product candidates and has limited experience in manufacturing ABX-CBL, ABX-IL8 and ABX-EGF in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

        Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. The failure of our third-party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or develop our own manufacturing capabilities would materially harm our business, financial condition and results of operations.

Our own ability to manufacture is uncertain, which may make it more difficult for us to develop and sell our products.

        We are building our own manufacturing facility for the manufacture of products for clinical trials and to support the potential early commercial launch of a limited number of product candidates, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction has started and we expect this facility to be operational by year-end 2002. The costs of the facility, including design fees, permits, validation, leasehold improvements and equipment, will approximate $140 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. We have no experience in the clinical or commercial scale manufacturing of ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to establish and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

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

        In addition, the FDA and other regulatory authorities will require us to register any manufacturing facilities in which our antibody therapeutic products are manufactured. The FDA and other regulatory authorities will then subject the facilities to inspections confirming compliance with FDA good manufacturing practice or other regulations. Our failure or the failure of our third-party manufacturers to maintain regulatory compliance would materially harm our business, financial condition and results of operations.

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

        Our ability to continue our current collaborations and to enter into additional third party collaborations is dependent in large part on our ability to successfully demonstrate that our XenoMouse technology is an attractive method of developing fully human antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only five fully human antibody therapeutic product candidates generated with XenoMouse technology have entered clinical testing. These product candidates may not result in commercially successful products. Current or future collaboration agreements may not be successful. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

        Our dependence on licensing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

  •
  limit the number of product candidates that we will be able to develop and commercialize;

  •
  reduce the likelihood of successful product introduction;

  •
  significantly increase our capital requirements; and

  •
  place additional strain on our management's time.

        Existing or future collaborators may pursue alternative technologies, including those of our competitors. In addition, in recent months, some of our collaborators have undergone business combinations or are in the process of doing so. These types of transactions could have the effect of making a collaboration with us less attractive to them for a number of reasons. For example, if an existing collaborator purchases a company that is one of our competitors, that company could be less willing to continue its collaboration with us. In addition, a company that has a strategy of purchasing companies with attractive technologies might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays or termination in the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

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

        Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may withdraw any required approvals, after we obtain them. We may not maintain compliance with other regulatory requirements. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third-party manufacturers may be subject to sanctions, including:

  •
  delays;

  •
  warning letters;

  •
  fines;

  •
  product recalls or seizures;

  •
  injunctions;

  •
  refusal of the FDA to review pending market approval applications or supplements to approval applications;

  •
  total or partial suspension of production;

  •
  civil penalties;

  •
  withdrawals of previously approved marketing applications; and

  •
  criminal prosecutions.

        In many instances we expect to rely on our customers and co-developers to file INDs and generally direct the regulatory approval process for products derived from our technologies. These customers and co-developers may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If they fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing or realizing the commercial benefits from the marketing of products derived from our technologies. In addition, our failure to obtain the required approvals would preclude the commercial use of our products. Any such delays and limitations may materially harm our business, financial condition and results of operations.

        We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and the FDA must approve these facilities before we can use them in commercial manufacturing of our products. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. The failure of us or our third-party manufacturers to comply with these requirements would materially harm our business, financial condition and results of operations.

If our products do not gain market acceptance among the medical community, our revenues would greatly decline.

        Our product candidates may not gain market acceptance among physicians, patients, third-party payors and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy, and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

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

        Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of therapies using our antibody product candidates, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. For example, our ABX-IL8 product candidate currently requires that patients receive that treatment by means of an intravenous infusion. A patient seeking treatment for psoriasis will most often receive treatment from a dermatologist, who is typically unable to administer intravenous infusions to patients and would have to refer the patient to another doctor in order for the patient to receive treatment with ABX-IL8. Therefore, a dermatologist might be less likely to recommend our product candidate as a treatment for psoriasis, compared to other treatments the doctor could provide. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we or our customers develop. The failure of our products to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

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

We may face challenges from third parties regarding the validity of our patents and proprietary rights, or from third parties asserting that we are infringing on their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive us of valuable rights.

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

        Glaxo has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, we may have difficulties commercializing one or more of our products in any territories in which these claims were in force.

        Genentech owns a U.S. patent that relates to methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by the patents, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these claims were in force.

        Johnson & Johnson controls a U.S. patent that relates to methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by the patents, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these claims were in force.

        Genentech owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an antibody that binds to an epidermal growth factor receptor, or an anti-EGF receptor antibody, in combination with a cytotoxic factor, which is a substance having a toxic effect on cells. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic, or anti-tumor, agent. However, we do not believe based on our review that either the Genentech or Imclone patent would be successfully asserted against any planned commercial sales of ABX-EGF. We believe that currently all of our activities relating to anti-EGF receptor monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. We do not expect the scope of our product development plans to change in the future prior to filing an application for a biologic license with the FDA. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with ABX-EGF and are valid, such a decision may require us to obtain a license to Genentech's or ImClone's patent, as the case may be, to label and sell ABX-EGF for certain combination therapies. Our failure to obtain a license, or to obtain a license on commercially reasonable terms, could impede our commercialization of ABX-EGF in the United States.

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

        Our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses, may restrict or prevent us from manufacturing and selling our products, if any. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all. These outcomes could materially harm our business, financial condition and results of operations.

Risks Related to Our Industry

We face intense competition and rapid technological change, and if we fail to develop products that keep pace with new technologies and that gain market acceptance, our product candidates or technologies could become obsolete.

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, Kirin Brewing Co.; Genmab; Cambridge Antibody Technology Group; Protein Design Labs; MorphoSys; and Xenerex Biosciences, Inc.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat, Novartis, Pharmacia and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that several companies, including Genentech, Biogen, Centocor and Immunex, have potential product candidates for the treatment of psoriasis that may compete with ABX-IL8, which is in clinical trials. Furthermore, we are aware that ImClone Systems, AstraZeneca, GlaxoSmithKline and a collaboration of OSI Pharmaceuticals, Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

  •
  new small molecules; or

  •
  other classes of therapeutic agents.

        Developments by competitors may render our product candidates or technologies obsolete or non-competitive. We face and will continue to face intense competition from other companies for agreements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their customers, may succeed in developing technologies or products that are more effective than ours.

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

Other Risks Related to Our Company

We may experience difficulty in the integration of any future acquisition with the operations of our business.

        We may from time to time seek to expand our business through corporate acquisitions. Our acquisition of companies and businesses and expansion of operations, involve risks such as the following:

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

        In addition, our acquisition of companies and businesses and expansion of operations may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or other charges to expense.

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

        We are subject to certain provisions of Delaware law which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. The stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

If we were deemed to be an investment company, we would become subject to provisions of the Investment Company Act that likely would have a material adverse impact on our business.

        A major portion of our assets has been, and after this offering will continue to be, invested in investment grade interest-bearing securities. Such investments could in some circumstances require us to register as an investment company under the Investment Company Act of 1940, as amended, or 1940 Act. Registration under the 1940 Act, or a determination that we failed to register when required to do so, could have a material adverse impact on us. We believe that we are and will remain exempt from the registration requirements, but absent interpretation by the courts or the SEC of the relevant exemption as applied to companies engaged in research and development, this result cannot be assured. In addition, a change in our allocation of assets on account of 1940 Act concerns could reduce the rate of return on our liquid assets.

Our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for them.

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between December 31, 2000 and December 31, 2001, our common stock closed as high as $52.31 per share and as low as $16.75 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

  •
  general market conditions.

Item 2. Properties

        We are currently leasing approximately 429,000 square feet of office, laboratory and manufacturing facilities in Fremont, California and British Columbia, Canada. Our leases expire in the years 2002 through 2015 and each includes an option to extend, other than the leases for our facilities in Canada.

We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings

        We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock trades on the Nasdaq National Market under the symbol "ABGX." The following table lists quarterly information on the price range of our common stock based on the high and low reported closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated below, as adjusted to reflect a two-for-one common stock split effective on April 6, 2000 and a two-for-one common stock split effective on July 7, 2000. These prices do not include retail markups, markdowns or commissions. As of February 28, 2002, there were 237 holders of record of our common stock.

	High	Low
Fiscal 2000:
First Quarter	$99.75	$28.00
Second Quarter	69.02	32.31
Third Quarter	85.81	50.13
Fourth Quarter	93.19	46.81
Fiscal 2001:
First Quarter	$52.31	$16.75
Second Quarter	46.15	18.06
Third Quarter	44.10	20.29
Fourth Quarter	37.46	23.08

Recent Sales of Unregistered Securities

        During the fourth quarter ended December 31, 2001, we issued the following unregistered securities:

  •
  On November 13, 2001, we issued 475,930 shares of our common stock and assumed warrants for the purchase of 18,729 shares of common stock in a private placement to the shareholders and warrant holders of Hesed Biomed, Inc., in connection with our acquisition of Hesed Biomed.

        The offer and sale of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The recipients of securities in the transaction listed above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transaction. All recipients represented that they had adequate access to information about us. There were no underwritten offerings employed in connection with the transaction set forth above.

Item 6. Selected Consolidated Financial Data*

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$34,064	$26,601	$12,285	$2,498	$611
Revenue under collaborative agreements from related parties	—	—	—	1,344	1,343
Interest and other income	29,542	32,848	3,045	961	307

Total revenues	63,606	59,449	15,330	4,803	2,261
Costs and expenses:
Research and development	96,234	50,137	21,106	17,588	11,405
Amortization of intangible assets, related to research and development	8,602	3,992	—	—	—
General and administrative	19,367	8,859	5,164	3,405	3,525
In-process research and development charge	—	5,215	—	—	—
Charge for cross-license and settlement	—	—	—	—	11,250
Equity in (income) losses of investments	—	—	(546)	107	11,250
Non-recurring termination fee	—	—	8,667	—	—
Interest expense	259	39	438	530	711

Total costs and expenses	124,462	68,242	34,829	21,630	38,141

Loss before income tax	(60,856)	(8,793)	(19,499)	(16,827)	(35,880)
Foreign income tax expense	—	—	1,000	—	—

Net loss	$(60,856)	$(8,793)	$(20,499)	$(16,827)	$(35,880)

Basic and diluted net loss per share	$(0.71)	$(0.11)	$(0.35)	$(0.75)	$(258.13)

Shares used in computing basic and diluted net loss net loss per share	86,111	80,076	58,148	22,412	139

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$557,813	$772,064	$86,134	$16,744	$15,321
Working capital	534,890	700,661	85,338	13,101	6,637
Total assets	837,876	936,800	148,541	24,220	22,084
Long-term debt, less current portion	—	—	421	2,180	3,979
Redeemable convertible preferred stock	—	—	—	—	31,189
Accumulated deficit	(159,449)	(98,593)	(89,800)	(69,301)	(52,474)
Total stockholders' equity	790,970	839,675	137,060	16,959	(22,318)

*
Certain prior-year balances have been reclassified to conform to the current-year presentation.

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

        We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions. We have proprietary technologies that facilitate rapid generation of highly specific, fully human antibody product candidates that bind to disease targets appropriate for antibody therapy. We developed our XenoMouse® technology, a technology utilizing genetically modified mice to generate fully human antibodies, and we also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our newly developed XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs.

Results of Operations

Years Ended December 31, 2001, 2000, and 1999

  Contract Revenues.

        Contract revenues increased to $34.1 million in 2001 from $26.6 million in 2000 and from $12.3 million in 1999. The primary components of contract revenues for both periods were as follows:

  •
  Proprietary Product Development

  We recognized a total of $15.1 million, $6.4 million and $2.3 million in 2001, 2000 and 1999, respectively, pursuant to our joint development and commercialization agreements, including license fees, reimbursement of development costs and milestone fees. In 2001 and 2000, these revenues were generated from our agreements with Immunex and SangStat for the development of ABX-EGF and ABX-CBL, respectively, which were executed in the third quarter of 2000. Under these agreements, we recognized license fees ratably over the contractual performance periods. Under the Immunex agreement, this was the 17-month period ended December 31, 2001. Under the SangStat agreement, this was the 6-month period ended January 31, 2001. In 1999, revenues of $2.3 million were generated from our agreement with Japan Tobacco for the reimbursement of clinical trial costs and certain joint interest rights in the data from the ABX-IL8 clinical trials. This agreement expired in 1999.

  •
  Technology Licensing

  We recognized a total of $19.0 million, $20.2 million and $10.0 million in 2001, 2000 and 1999, respectively, from licensing our XenoMouse and SLAM technologies. Revenues including license fees, research fees, option fees and milestone fees consisted primarily of the following:

    •
    CellTech R&D Ltd.—In 2001 we recognized $8.4 million under an agreement with Celltech in which we granted a license of our SLAM technology. We received payments totaling $17.0 million in the fourth quarter of 2001 representing a research license fee and service fees for the transfer of technology. We are recognizing these fees over the six-month period ending March 31, 2002, during which we are fulfilling our obligations to provide CellTech with the applicable protocols, technical information, and training to enable Celltech to effectively utilize the SLAM technology.

    •
    Millennium Pharmaceuticals—In 2000, we recognized research and license fees of $10.0 million under an agreement with Millennium in which we granted several licenses to make, use and sell antibodies generated with XenoMouse technology. We recognized these fees ratably each month over the ten-month period ended December 31, 2000. During this period we fulfilled our obligation to assist in establishing the technology at Millennium. In 2001, under an amendment to the agreement, we recognized $4.3 million for the grant of additional product licenses to make, use and sell antibodies generated with XenoMouse technology.

    •
    Japan Tobacco—In 2000 and 1999, we recognized license fees of $3.0 million and $6.0 million, respectively, under agreements related to the license of certain technologies to Japan Tobacco in 1999. One of the technologies was delivered in 1999 and the other was completed and delivered in 2000.

    •
    Additionally, in 2001, 2000 and 1999 we recognized license fees for antibodies generated with our XenoMouse technology, option fees, and research license, funding and milestone fees under agreements related to the licensing of our XenoMouse technology. These revenues were generated primarily from Pfizer, CuraGen, Amgen, Schering-Plough Research Institute and several other collaborators. Also included in the revenue in 2001 and 2000 were milestone fees from Amgen and Pfizer, respectively, for the advancement of XenoMouse-derived antibodies into clinical trials.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income totaled $29.5 million in 2001, $32.8 million in 2000, and $3.0 million in 1999. The decrease in 2001 compared to 2000 was due to lower average cash, marketable securities and cash equivalent balances and lower interest rates. We expect interest income to increase in future periods, due to an increase in marketable securities resulting from our investment of the $193.5 million net proceeds of our issuance of convertible debt in March 2002. The increase in 2000 compared to 1999 was due to higher average balances of marketable securities and cash equivalents as a result of our follow-on offerings and private placements in 2000.

  Research and Development Expenses.

        Research and development expenses increased to $96.2 million in 2001 from $50.1 million in 2000 and from $21.1 million in 1999. Management separates research and development expenditures into amounts related to pre-clinical research and development, amounts related to clinical development programs and amounts related to facilities as follows:

  •
  Preclinical Research and Development Costs

  Preclinical research and development costs include costs associated with preclinical research, development and testing of our product candidates, such as the costs of Abgenix personnel and the costs of outside contractors. Research costs increased to $32.5 million in 2001 from $19.9 million in 2000 and $9.0 million in 1999. The increase was due to the increased level of product development activities, including new target validation, process sciences and bioinformatics. Additionally, the increase was due to development of new technology including our SLAM technology. We expect preclinical research and development costs, including costs of Abgenix personnel and outside contractors, to increase further as we continue to build our organization. Major components of the increases in 2001 and 2000 were as follows:

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support preclinical research and development activities increased 73% in 2001 from 2000 and increased 69% in 2000 from 1999. The increase in staff included the additional employees resulting from our acquisition of Abgenix Biopharma, our Canadian subsidiary acquired in November 2000. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

    •
    Costs of Outside Contractors—The increase in preclinical research and development costs in 2001 included costs associated with the development of our cell lines for our product candidates, primarily performed by an outside contractor, Lonza Biologics. Additionally, in 2001 we entered into an agreement with Impath Inc. under which Impath will evaluate target expression by performing certain tissue studies, enabling us to better identify potential diagnostic and therapeutic products.

    •
    In-Licensing—Included in 2000 were technology in-licensing fees of $5.0 million paid to ImmunoGen for providing the Company with non-exclusive access to ImmunoGen's maytansinoid Tumor-Activated Prodrug technology. Under the agreement with ImmunoGen, future payments are due if certain milestones are met and royalties are due on net sales of any resulting products. Additionally, in 2001 and 2000, we paid fees to Genzyme Transgenics Corporation related to research Genzyme is performing in which Genzyme agreed to produce our antibody product candidate, ABX-IL8, using its own manufacturing system.

  •
  Clinical Costs

  Clinical costs include costs of conducting clinical trials, such as research fees and drug supply costs charged by outside contractors, costs of Abgenix personnel and toxicology costs. Clinical costs increased to $43.9 million in 2001 from $24.3 million in 2000 and $8.5 million in 1999. The increase was due to the initiation of new clinical trials and the progression to later stage clinical trials for three of our product candidates, ABX-IL8, ABX-EGF and ABX-CBL. In July and August 2000, we entered into separate agreements with Immunex and SangStat to share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. We expect costs associated with conducting clinical trials to increase further as we add new product candidates such as ABX-MA1 into clinical trials and our product candidates progress into more expensive later stage clinical trials. Major components of the increases in 2001 and 2000 were as follows:

    •
    Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, and drug supply costs increased 110% in 2001 from 2000 and increased 133% in 2000 from 1999.

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities increased 139% in 2001 from 2000 and increased 253% in 2000 from 1999. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

    •
    Toxicology Costs—Toxicology costs increased 82% in 2001 from 2000 and increased 112% in 2000 from 1999 as a result of our increased clinical trial activities in 2001 and 2000.

    •
    Product Supply Agreement—In 2000, we incurred a charge of approximately $3.8 million to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement with a contract manufacturer. We exercised the option and executed the five-year manufacturing supply agreement in December 2000.

  •
  Facility Costs

  Facility costs allocated to research and development increased to $19.9 million in 2001 from $5.9 million in 2000 and $3.6 million in 1999. In order to accommodate our increased personnel and research and development activities, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, all of our facility-related costs, primarily rent, repairs and maintenance, depreciation and utilities, increased from year to year. We expect facility costs to increase in future periods as a result of our capital expansion plans to accommodate future growth.

        We generally do not track our historical research and development costs by project; rather, we track such costs by the type of cost incurred, including costs in the categories discussed above: preclinical research and development costs, clinical costs and facility costs. For this reason, we cannot accurately estimate with any degree of certainty our historical costs for any particular research and development project.

  Amortization of Intangible Assets.

        Amortization of intangible assets relates to existing technology (including patents and certain royalty rights), goodwill and assembled workforce, which we acquired through the acquisitions of Hesed Biomed in November 2001, Abgenix Biopharma and IntraImmune in November 2000, and the acquisition of JT America's interest in Xenotech in December 1999. As a result of the acquisitions, amortization increased to $8.6 million in 2001 from $4.0 million in 2000. Beginning January 1, 2002, upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," we will no longer amortize goodwill, but will perform impairment tests annually, or earlier if indications of impairment exist. All other intangible assets will continue to be amortized over their estimated useful lives. As a result of the decrease in amortization from our goodwill, partially offset by the full year's amortization of the new technology acquired in the Hesed Biomed acquisition, we expect amortization to decrease by $1.3 million in 2002 in comparison to 2001, excluding the impact of goodwill impairment or additional acquisitions, if any.

  General and Administrative Expenses.

        General and administrative expenses include compensation and other expenses related to finance, legal and administrative personnel, professional services and facilities. General and administrative expenses increased to $19.4 million in 2001 from $8.9 million in 2000 and $5.2 million in 1999. The increases primarily reflect increased personnel, legal, and consulting costs and the general and administrative costs associated with Abgenix Biopharma, our Canadian subsidiary acquired in November 2000. These increases were in support of the increased activities of the Company, which have included costs associated with building the infrastructure for human resources and recruiting efforts, finance and information systems and our legal department. We expect personnel, consulting, professional services and other administrative costs to increase further as we continue to build our organization.

  In-Process Research and Development.

        The in-process research and development charge of $5.2 million in 2000 relates to our acquisition of Abgenix Biopharma. We accounted for this acquisition using the purchase method of accounting. The total purchase price was $77.2 million, including transaction costs.

        We performed a valuation in which we allocated the total purchase price of Abgenix Biopharma among the acquired assets. We used the income approach to develop the value for the existing technology and the in-process research and development, as applicable. The income approach incorporates the calculation of the present value of future economic benefits such as cash earnings, cost savings, and tax deductions. The rate utilized to discount the net cash flows to their present value was 40%. We utilized the cost approach to value the assembled workforce. The cost approach measures the benefits related to an asset by the cost to reconstruct or replace it with another of like utility.

        Abgenix Biopharma's SLAM technology is patented in the United States and patent applications are pending in Canada and Europe. SLAM is technologically feasible and we have licensed the technology to a customer. At the time of our acquisition of Abgenix Biopharma, its assembled workforce was comprised of 27 employees, primarily scientists, with specific experience and knowledge of the Abgenix Biopharma SLAM technology and other technologies in process. The combined allocated value of these two intangible assets is $36.0 million. Upon adoption of SFAS No. 141, assembled workforce will no longer meet the definition of an intangible asset. As a result, the net balance for assembled workforce will be reclassified as goodwill.

        Abgenix Biopharma's primary in-process research and development activities focused on two efforts: agonist antibodies and antibodies that induce apoptosis. Agonist antibodies trigger a biological process, rather than simply block a biological pathway. Antibodies that induce apoptosis trigger a process that cause the death of the cell they bind to, for use in treating diseases like cancer. We estimated these two efforts to be 31% and 57% complete as of the date of acquisition, based on the estimated costs to complete of approximately $120,000 and $250,000, respectively. Remaining efforts on these projects are significant and include most phases of product design, development and testing. As a result of the developmental work and additional testing required to produce these products in accordance with all clinical, technical and functional specifications of the FDA and other governmental authorities, these products have yet to achieve technological feasibility. As such, at the date of the acquisition the in-process technology had no alternative future use and did not otherwise qualify for capitalization. The value assigned to each acquired in-process research and development project is $3.3 million for agonist antibodies and $1.9 million for antibodies that induce apoptosis.

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

  Equity in Income of Investments.

        Equity in income from the Xenotech joint venture in 1999 reflects our percentage ownership in the net income from the joint venture, prior to our acquisition of 100% of the joint venture in December 1999. In 1999, prior to our acquisition, the joint venture recorded net income primarily from the sale of licenses to Abgenix and our partner, JT America, Inc.

  Non-Recurring Termination Fee.

        The non-recurring termination fee in 1999 is a one-time net charge of $8.7 million related to the termination of certain rights licensed by Japan Tobacco from Xenotech.

  Interest Expense.

        Interest expense was related to interest on our equipment leaseline financing and loan facility. We expect interest expense to increase in the future due to our issuance of $200.0 million of convertible debt in March 2002, which accrues interest at an annual rate of 3.5%. On an annual basis, interest expense will increase by $7.0 million, ($5.8 million in 2002 as a result of the debt being outstanding for only part of the year), until the debt matures, until we redeem or repurchase the debt, or until the debt is converted into shares of our common stock.

  Foreign Income Tax Expense.

        Foreign income tax expense in 1999 reflects the withholding income tax imposed by Japan on certain transactions with Japan Tobacco.

Liquidity and Capital Resources

        At December 31, 2001, we had cash, cash equivalents and marketable securities of approximately $557.8 million. In March 2002, we received proceeds of approximately $193.5 million, net of commissions and estimated offering expenses payable by us, from our issuance of $200.0 million of convertible debt. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had a fair value of $64.1 million at December 31, 2001.

        Cash Used in Operating Activities.    Net cash used in operating activities was $26.0 million, $1.4 million and $21.0 million in 2001, 2000 and 1999 respectively. The use of cash in operations reflects primarily our increased funding of research and development and manufacturing costs related to the development of new products. Total research and development expenses increased by $46.1 million and $29.0 million in 2001 and 2000, respectively. The use of cash also reflects our increase in general and administrative expenses primarily related to the support of our increased research and development activities. Total general and administrative expenses increased by $10.5 million and $3.7 million in 2001 and 2000, respectively. Partially offsetting the use of cash for these expenses was an increase in depreciation, amortization, and accounts payable. Additionally, we used cash in 2001 and 2000 for deposits related to our facility leases and a supply agreement. Cash was provided in operating activities from interest income and customer payments. Cash provided by interest income was $35.4 million, $24.2 million and $2.2 million in 2001, 2000 and 1999, respectively. Customers provided cash of $38.8 million, $30.6 million and $12.4 million in 2001, 2000 and 1999, respectively.

        Cash Used in Investing Activities.    Net cash used in investing activities was $45.8 million, $567.9 million and $90.7 million in 2001, 2000 and 1999, respectively. Investing activities included the following:

  •
  Net purchases of marketable securities with the funds we received from follow-on public offerings and private placements in 2000 and 1999 as compared to net maturities and sales of marketable securities in 2001;

  •
  The payments to former shareholders and option holders of Abgenix Biopharma that were made in cash during 2001, which included $68.1 million to the holders of Abgenix Biopharma special shares and $4.8 million for the buy-out of certain stock options issued in connection with our acquisition of Abgenix Biopharma in November 2000;

  •
  The acquisition of IntraImmune Therapies, Inc. for $9.3 million in 2000;

  •
  The acquisition of JT America's interest in Xenotech for $47.0 million in 1999;

  •
  An investment of $15.0 million in the common stock of MDS Proteomics Inc. in 2001;

  •
  Investments of $15.0 and $50.0 million in the common stock of ImmunoGen and CuraGen, respectively in 2000;

  •
  An investment of $15.0 million in the common stock of CuraGen in 1999;

  •
  An investment of $14.0 million in a loan to our landlord in 2001 to enable the landlord to finance a portion of the construction of the manufacturing facility we lease from the landlord; and

  •
  Investments of $73.2 million, $13.8 million and $1.1 million in capital expenditures in 2001, 2000 and 1999, respectively. The investments in 2001 and 2000 reflect primarily investment in leasehold improvements in our new office facility and construction in progress for the new process science laboratory and manufacturing facility. Additionally, they reflect investments in computer hardware and software.

        Cash Provided by Financing Activities.    Net cash provided by financing activities was $4.3 million, $723.2 million and $123.7 million in 2001, 2000 and 1999, respectively. In 2001, we received cash from financing activities primarily from the exercise of stock options and the issuance of stock under our employee stock purchase plan. During 2000, we received cash from financing activities primarily from the sale of 9,936,000 shares of our common stock in a follow-on public offering in February 2000, and from the sale of 3,300,000 shares of our common stock in a private placement in November 2000, in which we raised a total of $717.1 million. Additionally during 2000, we received $0.7 million from Cell Genesys for the exercise of warrants and $7.3 million from the exercise of stock options and our employee stock purchase plan. During 1999, we received cash from financing activities primarily from the sale of our common stock in a follow-on public offering and a private placement.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and we are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control.

        In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security on our obligations under two facility leases. These were increased in January 2002 to $2.5 and $3.2 million, respectively, in connection with amendments to our facility leases. In September 2001, we obtained a stand-by letter of credit for 1.0 million Canadian dollars from a commercial bank as security on our obligations under a facility lease in Canada. The stand-by letters of credit are secured by an investment account, in which we must maintain a $7.0 million balance. Additionally, in 1997 we leased $2.0 million of our laboratory and office equipment from a financing company. The lease bore interest at approximately 12.5% to 13.0%, and matured in September 2001. We also had a construction financing line with a bank in the amount of $4.3 million that was used to finance construction of leasehold improvements at our first facility. We paid off the line in May 2000.

        Financing Uncertainties Related to Our Business Plan.    We plan to continue to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance collaborators. During 2002, we estimate that we will spend approximately $165.0 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend approximately $25.0 million on new computer hardware and software, including the acquisition of a new enterprise resource planning system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, INDs for up to three product candidates annually, beginning in 2002. We believe that the annual goals of our customers and collaborators for 2002 and beyond include up to five INDs for additional product candidates based on our XenoMouse technology. In light of our initiatives underway to increase significantly the number of drugs we have in development, we also expect that our cash used in operating activities will be significantly greater in 2002 than in 2001.

        We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as a bank line of credit or a mortgage financing, that may become available to us. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources to a significant extent. Four of our proprietary product candidates, ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, are in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1 Year
Phase II	1-2 Years
Phase III	2-4 Years

        However, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

  •
  the number of patients that ultimately participate in the trial;

  •
  the duration of patient follow-up that seems appropriate in view of the results;

  •
  the number of clinical sites included in the trials; and

  •
  the length of time required to enroll suitable patient subjects.

        We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications. For example, on January 3, 2002 we announced that a clinical trial of our proprietary product candidate ABX-IL8 for use as a treatment for rheumatoid arthritis did not support continued research regarding that particular indication. Although we are continuing to test ABX-IL8 as a potential treatment for other indications, additional pre-clinical and clinical trials will require additional capital resources and these future trials may not prove successful.

        An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. This strategy is designed to diversify the risks associated with our research and development spending. As a result, we believe our future capital requirements and our future financial success are not substantially dependent on any one product candidate. To the extent we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

        Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

        Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our products. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.

        As a result of the uncertainties discussed above, among others, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

        We also may be required to make further substantial expenditures if unforeseen difficulties arise in other parts of our business. In particular, our future liquidity and capital requirements also will depend on many factors other than our research and development activities, including:

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

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business discussed above, among others, we cannot assure you that this will be the case. In addition, we may choose to, or prevailing business conditions may require us to, obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our shareholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

        History of Net Losses.    We have incurred net losses in each of the last five years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in

1999, $8.8 million in 2000 and $60.9 million in 2001. As of December 31, 2001, our accumulated deficit was $159.4 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody therapeutic product candidates;

  •
  costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm;

  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Hesed Biomed, Abgenix Biopharma, IntraImmune and Japan Tobacco's interest in Xenotech; and

  •
  general and administrative costs relating to our operations.

        We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, and success or failure, of clinical trials.

        Net Operating Loss Carryforwards.    As of December 31, 2001, we had federal net operating loss carryforwards of approximately $189.0 million. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with the 1997 settlement and cross-license that have been expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2006 through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting policies include revenue recognition, accounting for our marketable equity securities, and the capitalization of clinical trial supplies.

  Revenue Recognition.

        We derive our contract revenue from license, option, service and milestone fees received from customers. As described below, within the framework of generally accepted accounting principles, significant management judgments and estimates must be made and applied in connection with the revenue recognized in any accounting period. If our management made different judgments or utilized different estimates, material differences could result in the amount and timing of our revenue in any period.

  •
  Research and product license fees are generally recognized only after both the license period has commenced and the technology has been delivered. However, if we are obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation. Under some of our research and product license arrangements, the period of our obligation to provide significant assistance to the customer may not be contractually defined with an end date. In these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables, such as customer training, will be provided to enable the customer to practice the license.

  •
  Option fees for granting options to obtain product licenses to develop a product are recognized when the option is exercised or when the option period expires, whichever occurs first. If the option fee is commingled with the license fees in the contract, and if the fees related to the license are recognized as revenue up-front, we estimate the relative fair value of the option component and recognize the revenue attributed to the option component separately in accordance with our revenue recognition policy.

  •
  Fees we receive for research services we perform are generally recognized ratably over the entire period we perform these services. However, in the case of co-development arrangements, fees we receive for research services we provide are recorded as revenue in the period they are rendered.

  •
  Milestone payments are recognized as revenue when the specified milestone is achieved.

Accounting for our Marketable Securities.

        We are exposed to equity price risk on our strategic investments in CuraGen Corporation and ImmunoGen, Inc. We purchased $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share, and we purchased $15 million of CuraGen common stock in December 1999 at price of $17.90 per share. We also purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security would be written down to fair value as a new cost basis and the amount of the write-down would be included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them. The fair values per share, as reflected in their public trading prices, of CuraGen and ImmunoGen were $16.55 and $10.94, respectively, as of March 20, 2002. If the per share price of CuraGen or ImmunoGen is below our per share cost at the end of the first quarter of 2002 or, if in any other future period they suffer a decline in fair value that we judge to be other than temporary, we would expect to record an impairment charge related to those shares in our results of operations for that period. The amount of such a charge, if any, would be based on the difference between the market price of the securities, as of the end of such fiscal period, and our then current cost basis of the securities. As of March 20, 2002, the unrealized losses on our investments in CuraGen and ImmunoGen were $27.3 million and $6.4 million, respectively.

Capitalization of Clinical Trial Supplies.

        We pay fees to an outside contractor for the manufacture of our antibody therapeutic product candidates. Such fees are capitalized as prepaid expense and are expensed upon the use of the materials, primarily as they are used in clinical trials. We would immediately expense previously capitalized costs if the asset were not expected to have a future benefit, such as for use in a clinical trial.

Contractual Obligations and Commercial Commitments

        Future minimum payments for all contractual obligations for years subsequent to December 31, 2001 are as follows:

	Total	2002	2003- 2004*	2005- 2006*	After 2006
	(in thousands)
Contractual Obligations
Operating leases	$140,864	$9,807	$22,757	$24,593	$83,707
Convertible debt	200,000	—	—	—	200,000

Total	$340,864	$9,807	$22,757	$24,593	$283,707

    *
    Amounts represent total of minimum payments for the entire period.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%, and we are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash balance to repay the $200.0 million principal amount of our convertible debt. If our cash balance at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes. In addition, we expect to make interest payments on the notes of $5.8 million in 2002, $7.0 million per year for years of 2003 through 2006, and $1.2 million in 2007, assuming all the notes remain outstanding until their maturity date.

        Other significant commercial commitments include the following:

  •
  Purchase commitments totaling $19.1 million to contractors related to the design and construction of our new office and manufacturing facility;

  •
  Purchase commitments totaling $10.4 million to Lonza in non-cancelable orders related to future deliveries of our product candidates for use in our clinical trials over approximately the next twelve months;

  •
  A monthly suite fee of approximately $1.0 million plus 15% raw material charge to Lonza for our exclusive use of a cell culture production suite within one of Lonza's facilities over the five-year period ending August 2006;

  •
  An annual maintenance fee of $50,000 for our exclusive worldwide rights to commercialize ABX-CBL. In addition, we commit at least $1.0 million annually to the development of ABX-CBL until ABX-CBL receives regulatory approval as a commercial product in any country and to pay royalties on potential product sales. If we fail to fulfill this commitment, we would lose the CBL license and not be able to continue the development of ABX-CBL;

  •
  A commitment to share equally all the development costs for ABX-CBL pursuant to our joint development and commercialization agreement with SangStat. Development costs are determined by the development plan agreed upon by a joint steering committee. We and SangStat share responsibility for product development;

  •
  A commitment to share equally all development costs for ABX-EGF pursuant to our joint development and commercialization agreement with Immunex. Development costs are determined by the development plan agreed upon by a joint steering committee. We and Immunex share responsibility for product development; and

  •
  Research funding commitments totaling approximately $4.1 million over the two-year period from November 2001 to October 2003 for pre-clinical studies performed by Gliatech, Inc. in connection with a license, development and commercialization agreement. In addition, we have committed to make payments for the achievement of certain development milestones and to pay royalties based on potential product sales, if any.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we have applied the new accounting rules beginning January 1, 2002. Amortization of goodwill in 2001 was $2.6 million. Although we have not completed the transitional impairment test, we currently do not expect any significant impairment charge upon adoption. As we have determined that our business operates in only one reporting unit, the annual impairment tests will involve comparing the carrying value of the goodwill with our estimate of the fair market value of Abgenix.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Interest Rate Risk.    The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $5.6 million and $1.1 million at December 31, 2001 and 2000, respectively.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock trades on public exchanges, assuming an adverse change of 30% in the market price of their stock, the fair value of our equity investments would decrease in value by approximately $19.2 million and $23.8 million as of December 31, 2001 and 2000, respectively. This estimate is not necessarily indicative of future performance and actual results may differ materially.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

         The Board of Directors and Stockholders
Abgenix, Inc.

        We have audited the accompanying consolidated balance sheets of Abgenix, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abgenix, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Palo Alto, California January 24, 2002, except for Note 13 as to which the date is March 11, 2002

ABGENIX, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$99,663	$167,242
Marketable securities	458,150	604,822
Interest receivable	3,977	9,793
Accounts receivable, net	3,454	3,397
Prepaid expenses and other current assets	14,474	11,965

Total current assets	579,718	797,219
Property and equipment, net	86,467	18,374
Long-term investments	15,039	—
Intangible assets, net	134,306	117,997
Deposits and other assets	22,346	3,210

	$837,876	$936,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,446	$6,339
Deferred revenue	11,751	6,978
Accrued liabilities	13,473	7,496
Current portion of long-term debt	—	316
Acquisition liabilities	2,158	75,429

Total current liabilities	44,828	96,558
Deferred rent	2,078	567
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 86,835,165 and 85,401,548 shares issued and outstanding at December 31, 2001 and 2000, respectively	9	9
Additional paid-in capital	961,456	939,198
Deferred compensation	—	(234)
Accumulated other comprehensive loss	(11,046)	(705)
Accumulated deficit	(159,449)	(98,593)

Total stockholders' equity	790,970	839,675

	$837,876	$936,800

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Revenues:
Contract revenue	$34,064	$26,601	$12,285
Interest and other income	29,542	32,848	3,045

Total revenues	63,606	59,449	15,330
Costs and expenses:
Research and development	96,234	50,137	21,106
Amortization of intangible assets, related to research and development	8,602	3,992	—
General and administrative	19,367	8,859	5,164
In-process research and development charge	—	5,215	—
Equity in income of investments			(546)
Non-recurring termination fee	—	—	8,667
Interest expense	259	39	438

Total costs and expenses	124,462	68,242	34,829

Loss before income tax	(60,856)	(8,793)	(19,499)
Foreign income tax expense	—	—	1,000

Net loss	$(60,856)	$(8,793)	$(20,499)

Basic and diluted net loss per share	$(0.71)	$(0.11)	$(0.35)

Shares used in computing basic and diluted net loss per share	86,111	80,076	58,148

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1998	44,491,176	$4	$87,426	$(1,170)	$—	$(69,301)	$16,959
Unrealized gains on available-for-sale securities	—	—	—	—	14,013	—	14,013
Net loss	—	—	—	—	—	(20,499)	(20,499)

Comprehensive loss							(6,486)

Issuance of common stock at $4.04 per share to Genentech	1,981,424	—	8,000	—	—	—	8,000
Issuance of common stock at $3.75 per share (net of issuance costs and commissions of $3,571)	12,832,000	2	44,547	—	—	—	44,549
Issuance of common stock at $10.50 per share (net of issuance costs and commissions of $3,603)	7,112,000	1	71,072	—	—	—	71,073
Issuance of common stock upon exercise of stock options	2,058,388	—	1,463	—	—	—	1,463
Issuance of common stock pursuant to the employee stock purchase plan	194,104	—	336	—	—	—	336
Amortization of deferred compensation	—	—	—	500	—	—	500
Compensation related to grant of stock options to consultants	—	—	666	—	—	—	666

Balance at December 31, 1999	68,669,092	7	213,510	(670)	14,013	(89,800)	137,060
Change in unrealized losses on available-for-sale securities	—	—	—	—	(14,718)	—	(14,718)
Net loss	—	—	—	—	—	(8,793)	(8,793)

Comprehensive loss							(23,511)

Issuance of common stock upon exercise of warrants	486,668	—	730	—	—	—	730
Issuance of common stock at $52.50 per share (net of issuance costs and commissions of $25,217)	9,936,000	1	496,422	—	—	—	496,423
Issuance of common stock at $70.00 per share (net of issuance costs and commissions of $10,310)	3,300,000	1	220,689	—	—	—	220,690
Issuance of common stock upon exercise of stock options	2,799,324	—	6,490	—	—	—	6,490
Issuance of common stock pursuant to the employee stock purchase plan	210,464	—	762	—	—	—	762
Amortization of deferred compensation	—	—	—	436	—	—	436
Compensation related to grant of stock options to consultants	—	—	595	—	—	—	595

Balance at December 31, 2000	85,401,548	9	939,198	(234)	(705)	(98,593)	839,675
Change in unrealized losses on available-for-sale securities	—	—	—	—	(10,341)	—	(10,341)
Net loss	—	—	—	—	—	(60,856)	(60,856)

Comprehensive loss							(71,197)

Issuance of common stock pursuant to the replacement stock options related to the acquisition of Abgenix Biopharma	87,742	—	3,502	—	—	—	3,502
Issuance of common stock at $29.79 per share in connection with the acquisition of Hesed Biomed	475,930	—	14,178	—	—	—	14,178
Assumption of warrants for common stock in connection with the acquisition of Hesed Biomed	—	—	354	—	—	—	354
Issuance of common stock upon exercise of stock options	800,546	—	2,828	—	—	—	2,828
Issuance of common stock pursuant to the employee stock purchase plan	69,399	—	1,396	—	—	—	1,396
Amortization of deferred compensation	—	—	—	234	—	—	234

Balance at December 31, 2001	86,835,165	$9	$961,456	$—	$(11,046)	$(159,449)	$790,970

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(60,856)	$(8,793)	$(20,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investments	—	—	(546)
Depreciation	5,176	1,956	1,763
Amortization	8,602	3,992	—
Stock options issued to consultants	—	595	666
In-process research and development charge	—	5,215	—
Changes for certain assets and liabilities:
Interest receivable	5,816	(8,690)	(835)
Accounts receivable	(57)	753	(3,242)
Prepaid expenses and other current assets	(2,509)	(6,288)	(4,337)
Deposits and other assets	(5,080)	(1,042)	100
Accounts payable	11,107	3,891	1,266
Deferred revenue	4,773	3,211	3,342
Accrued liabilities	5,477	3,371	1,141
Deferred rent	1,511	417	150

Net cash used in operating activities	(26,040)	(1,412)	(21,031)

Investing activities
Purchases of marketable securities	(1,032,726)	(1,154,518)	(75,763)
Maturities of marketable securities	1,167,564	609,637	32,069
Sales of marketable securities	1,488	—	—
Purchases of property and equipment	(73,156)	(13,809)	(1,108)
Investment in note receivable	(14,000)	—	—
Purchases of technology licenses	(2,942)	—	—
Purchases of long-term investments	(15,101)	—	—
Payments for acquisition liabilities	(72,822)	—	—
Acquisition of Hesed Biomed, net of cash acquired	(4,124)	—	—
Acquisition of IntraImmune, net of cash acquired	—	(9,253)	—
Acquisition of Xenotech, net of cash acquired	—	—	(45,938)

Net cash used in investing activities	(45,819)	(567,943)	(90,740)

Financing activities
Net proceeds from issuances of common stock	4,596	725,095	125,421
Payments on long-term debt	(316)	(1,864)	(1,699)

Net cash provided by financing activities	4,280	723,231	123,722

Net increase (decrease) in cash and cash equivalents	(67,579)	153,876	11,951
Cash and cash equivalents at the beginning of the year	167,242	13,366	1,415

Cash and cash equivalents at the end of the year	$99,663	$167,242	$13,366

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$259	$132	$438

Cash paid during the year for foreign income tax	$—	$—	$1,000

Non-cash investing and financing activities
Acquisition of Abgenix Biopharma in exchange for a liability to Abgenix Biopharma shareholders	$—	$75,429	$—

Common stock and warrants issued for acquisition of Hesed Biomed	$14,532	$—	$—

See Accompanying Notes

ABGENIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and organization

        Abgenix, Inc. (Abgenix or the Company), is a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions. The Company has proprietary technologies that facilitate rapid generation of highly specific, fully human antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy.

        In November 2001, the Company acquired Hesed Biomed Inc. (Hesed Biomed). In November 2000, in two separate transactions, the Company acquired Abgenix Biopharma Inc. (Abgenix Biopharma, formerly known as ImmGenics Pharmaceuticals, Inc.) and IntraImmune Therapies, Inc. (IntraImmune).

        Effective December 31, 1999 the Company acquired Japan Tobacco Inc.'s, (Japan Tobacco), interest in the Xenotech joint venture, (Xenotech), increasing the Company's ownership of the joint venture from 50% to 100%. The consolidated financial statements include the accounts of Xenotech as of December 31, 1999. Intercompany accounts have been eliminated in consolidation. Prior to the acquisition, Xenotech was accounted for under the equity method of accounting; accordingly, the Company's operations include equity in income from Xenotech in 1999.

        Accounts denominated in foreign-currency have been remeasured using the U.S. dollar as the functional currency. Significant intercompany accounts and transactions have been eliminated.

Cash Equivalents, Marketable Securities and Long-Term Investments

        The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

        Marketable securities consist of highly liquid debt securities with a maturity of greater than three months when purchased and marketable equity securities. The Company's marketable securities have been classified as "available-for-sale," and are carried at fair value based on quoted market prices. Unrealized gains and losses are reported as accumulated other comprehensive income/(loss), which is a separate component of stockholders' equity. Unrealized losses on available-for-sale securities that are deemed to be other than temporary are included in earnings. Securities with unrealized losses for more than six months are presumed to be impaired, absent compelling evidence to the contrary. In addition, securities with unrealized losses for less than six months may be deemed impaired in certain circumstances.

        The Company also has minority equity investments in privately held companies. These investments are included in long-term investments on the Company's balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Property and Equipment

        The Company records property and equipment at cost and provides depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the remaining life of the facility lease, and all other assets are generally depreciated over two to five years. Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Depreciation of leased assets is included in depreciation expense and accumulated depreciation of the Company's owned assets.

Intangible Assets

        The intangible assets consist primarily of acquired existing technology (including patents and royalty rights), goodwill, and assembled workforce. Amortization is computed on a straight-line basis over the economic lives of the respective assets, estimated at 15 years for the existing technology and goodwill and three years for the assembled workforce.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has applied the new accounting rules beginning January 1, 2002. Amortization of goodwill in 2001 was $2.6 million. Although the Company has not completed the transitional impairment test, the Company currently does not expect any significant impairment charge upon adoption. As the Company has determined that its business operates in only one reporting unit, the annual impairment tests will involve comparing the carrying value of the goodwill with its estimate of the fair market value of the Company. Upon adoption of SFAS No. 141, assembled workforce will no longer meet the definition of an intangible asset. As a result, the net balance for assembled workforce will be reclassified as goodwill.

Long-Lived Assets

        The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment, long-term investments, goodwill and other intangible assets and long-term notes.

Revenue Recognition

        The Company receives payments from customers for license, option, service and milestone fees. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Research license fees: Fees to license the use of XenoMouse in research performed by the customer are generally recognized only after both the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

  •
  Product license fees: Fees to license the production, use and sale of an antibody generated by XenoMouse are generally recognized only after both the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

  •
  Option fees: Fees for granting options to obtain product licenses to develop a product are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first. If the option fee is commingled with the license fee in the contract, and if the fees related to the license are recognized as revenue up-front, the Company estimates the relative fair values of the option component and recognizes the revenue attributed to the option component separately in accordance with its revenue recognition policy.

  •
  Fees for research services performed by Abgenix are recognized ratably over the entire period the services are performed. In the case of co-development arrangements, fees received for research services provided are recorded as contract revenues in the period they are rendered.

  •
  Milestone payments are recognized as revenue when the milestone is achieved.

Research and Development

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel; costs associated with pre-clinical testing and clinical trials of the Company's product candidates, including the costs of manufacturing the product candidates; expenses for research and services rendered under co-development agreements; and facilities expenses. Expenses for research services rendered under co-development arrangements exceed fees received from such co-developers as reimbursements.

        All research and development costs are charged to expense when incurred. However, fees paid for the manufacture of antibody therapeutic product candidates are capitalized as a prepaid expense and are expensed upon the use of the materials, primarily as they are used in a clinical trial, or when materials are otherwise no longer expected to have a future benefit.

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

Stockholders' Equity

        The accompanying financial statements have been restated to reflect both a two-for-one common stock split effective on April 6, 2000 and a two-for-one common stock split effective on July 7, 2000.

Reclassifications

        Certain prior-year balances have been reclassified to conform to the current-year presentation.

2.    ACQUISITIONS

Hesed Biomed

        In November 2001, the Company acquired Hesed Biomed, a privately held biotechnology company with significant intellectual property and technology in the field of catalytic antibodies. Abgenix acquired all of the common stock of Hesed Biomed for 537,436 shares of Abgenix common stock, warrants for the purchase of 18,729 shares of Abgenix common stock and cash. The total purchase price was valued at $21.6 million, including transaction costs. Also included in the purchase price was the value of 61,506 shares of the Company's common stock, which will not be issued for a period of one year from November 2001, as a contingency for liabilities of the former Hesed Biomed arising after the acquisition date. The value of these contingency shares at the time of acquisition was $1.9 million and is included in acquisition liabilities on the balance sheet. This acquisition was accounted for as the purchase of technology.

Abgenix Biopharma

        In November 2000, the Company acquired all of the voting stock of Abgenix Biopharma, a privately held Canadian biotechnology company with proprietary technology for accelerating antibody product discovery. This acquisition was accounted for using the purchase method of accounting. The total purchase price was $77.1 million, including transaction costs. Under the terms of the agreement, Abgenix Biopharma special shares were issued to former common and preferred shareholders and debenture holders of Abgenix Biopharma. The holders of the Abgenix Biopharma special shares have the right to put their shares to the Company for cash at $4.97 per share. In February 2001, the Company notified the holders of the special shares that the purchase price would be settled in cash. The put rights will expire on March 31, 2002. As of December 31, 2001, approximately 13.7 million Abgenix Biopharma special shares had been exchanged for $68.1 million and approximately 42,000 special shares were still outstanding.

        In connection with the acquisition, the Company agreed to exchange Abgenix Biopharma stock options held by employees and directors of Abgenix Biopharma for stock options of the Company, based on a certain exchange ratio. This exchange ratio entitled the holder of each Abgenix Biopharma option to receive a replacement option for Company shares having a total value (less the total exercise price) not exceeding the total value of Abgenix Biopharma shares underlying the Abgenix Biopharma option (less the total exercise price), as fixed in November 2000 when the Abgenix Biopharma options were terminated. Replacement options covering a total of 247,155 shares of common stock of the Company were issued in exchange for the Abgenix Biopharma options. The replacement options were fully vested at the time of the exchange. Pursuant to the Company's stock option plan, the Company also offered the employees and certain former directors of Abgenix Biopharma a cash buy-out election. As of December 31, 2001, 87,742 stock options had been exercised and the remainder had been cashed out and cancelled.

IntraImmune

        In November of 2000, the Company acquired IntraImmune, a privately held research company with technologies to give antibodies access to intracellular targets. The total cash purchase price was $9.3 million, including transaction costs. This acquisition was accounted for using the purchase method of accounting.

Purchase Price Allocation

        The Company performed an allocation of the total purchase price of Hesed Biomed, Abgenix Biopharma and IntraImmune among the acquired assets. The income approach was used to develop the value for the existing technology and the in-process research and development, as applicable. The income approach incorporates the calculation of the present value of future economic benefits such as cash earnings, cost savings, and tax deductions. The cost approach was utilized to value the assembled workforce. The cost approach measures the benefits related to an asset by the cost to reconstruct or replace it with another of like utility.

        Abgenix Biopharma's Selected Lymphocyte Antibody Method (SLAM) technology is patented in the United States with applications outstanding in Canada and Europe. This technology is technologically feasible and has been licensed to a customer. The existing technology of IntraImmune is also patented and has been determined to be technologically feasible.

        The in-process development activities of Abgenix Biopharma included two distinct research projects. The Company determined the amounts to be allocated to in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. The rate utilized to discount the net cash flows to their present value was 40%, for the in-process research and development. Hesed Biomed and IntraImmune had no in-process development activities at the time of acquisition. The purchase of Hesed Biomed was deemed to be the purchase of technology and not a business, therefore no allocation of the purchase price was made to goodwill.

        The purchase price allocations for Hesed Biomed, Abgenix Biopharma and IntraImmune were as follows:

	Hesed Biomed		Abgenix Biopharma		IntraImmune
	Amount	Useful Lives	Amount	Useful Lives	Amount	Useful Lives
	(dollars in thousands)
Purchase price allocation:
Tangible net assets (liabilities)	$556	n/a	$5,508	n/a	$(704)	n/a
Intangible assets acquired:
Existing technology	21,040	15 years	35,851	15 years	2,700	15 years
Assembled workforce	—	n/a	195	3 years	—	n/a
Goodwill	—	n/a	30,323	15 years	7,257	15 years
In-process research and development	—	n/a	5,215	n/a	—	n/a

Total purchase price allocation	$21,596		$77,092		$9,253

Acquisition of Xenotech and Transactions with Japan Tobacco

        On December 20, 1999, the Company executed several agreements with Japan Tobacco that became effective December 31, 1999, under which the Company acquired Japan Tobacco's interest in the XenoMouse, a technology for generating fully human antibody drugs used in treating a wide range of diseases. Under the agreements, Abgenix paid $47.0 million in cash to Japan Tobacco for its 50% interest in Xenotech under which the XenoMouse technology was developed. This acquisition brought the Company's ownership of Xenotech to 100% and was accounted for under the purchase method of accounting. The purchase price of $47.2 million, including transaction costs, was allocated $0.6 million to cash and $46.6 million to intangibles consisting primarily of the patents for the XenoMouse technology and the rights to royalties under certain licenses. The intangible asset is being amortized over 15 years, the estimated average life of the patents and licenses, using the straight-line method. Because Xenotech was acquired effective December 31, 1999, and prior to this date was owned 50% by the Company, operations of Xenotech were recorded on the equity method of accounting through December 31, 1999, and upon acquisition the accounts were consolidated with the Company.

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

        Lastly, under the December 1999 agreements, the Company granted to Japan Tobacco a license for certain technology related to the generation of mouse models of certain human diseases. In return for this license, Japan Tobacco paid Abgenix $6.0 million, which was recorded as revenue in 1999.

        In June 1999 the Company entered into a collaboration agreement with Japan Tobacco relating to the clinical development of one of the Company's products. Under the agreement, Japan Tobacco made payments totaling $1.3 million to the Company, which was recorded as revenue in 1999.

Xenotech prior to the acquisition

        Prior to the acquisition, the Company and a subsidiary of Japan Tobacco equally owned Xenotech. Research performed by Xenotech, which was generally outsourced to the Company, was funded through capital contributions from the partners. For performing the research, the Company recognized revenue net of its cash contributions to Xenotech. In 1999, the Company performed no research for Xenotech and therefore no revenues from Xenotech were recognized. The Company acquired options and product licenses for antigen targets developed from the XenoMouse technology from Xenotech, prior to the acquisition, as well. The Company expensed the cost of such options and licenses as research and development. In 1999, the Company acquired options and licenses totaling $645,000 from Xenotech. The Company accounted for its investment in Xenotech under the equity method and therefore recorded 50% of Xenotech's net income or losses, up to the Company's investment amount.

Pro Forma Unaudited Financial Information for all acquisitions

        The following unaudited pro forma financial information presents the results of operations of the Company, Abgenix Biopharma, and IntraImmune for the years ended December 31, 2000, and the Company, Abgenix Biopharma, IntraImmune and Xenotech for the year ended December 31, 1999, as if the acquisitions had been consummated as of the beginning of the periods presented. The purchase of Hesed Biomed was accounted for as the purchase of technology and therefore pro forma financial information for prior periods is not presented.

	December 31,
	2000	1999
	(in thousands)
Total revenues	$60,301	$17,563
Net loss	$(16,639)	$(29,807)
Net loss per share	$(0.21)	$(0.51)

        The pro forma financial information includes the effect of the amortization of intangible assets acquired, using a 3-year life for the assembled workforce and a 15-year life for the existing technology and goodwill. Due to their non-recurring nature, the in-process research and development charge attributable to the Abgenix Biopharma transaction has been excluded from the pro forma financial information. The pro forma condensed financial information is presented for illustrative purposes only. This information is not necessarily indicative of the Company's financial position or results of operations for future periods or the results that actually would have been realized had the acquisition and certain transactions occurred as of the beginning of the periods presented.

3.    INVESTMENTS

Marketable Securities

        The following is a summary of marketable securities at December 31, 2001 and 2000:

	2001			2000
	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
	(in thousands)			(in thousands)
Commercial obligations	$253,042	$4,233	$257,275	$30,202	$13	$30,215
Commercial paper	84,159	152	84,311	640,487	107	640,594
Obligations of the U.S. government and its agencies	76,148	489	76,637	20,000	(6)	19,994
Money market funds	74,693	—	74,693	2,151	—	2,151
Marketable equity securities	80,000	(15,920)	64,080	80,000	(819)	79,181

Total	$568,042	$(11,046)	$556,996	$772,840	$(705)	$772,135

Classified as:
Cash equivalents			$92,266			$165,030
Marketable securities			458,150			604,822
Deposits and other assets			6,580			2,283

			$556,996			$772,135

The Company's available for sale debt securities have the following maturities at December 31, 2001:
Due in one year or less			$147,907
Due after one year but less than five years			270,316

			$418,223

        The unrealized gains and losses as of December 31, 2001 and 2000 were reported as accumulated other comprehensive income/(loss), which is a separate component of stockholders' equity. There was no material gross realized gain or loss in 2001, 2000 and 1999.

Other Investment

        In August 2001, the Company entered a $16.8 million loan agreement. The first disbursement of $14.0 million was made in October 2001 and is included in deposits and other assets. The final disbursement of $2.8 million is contingent on the satisfaction of certain conditions. The loan bears interest at a rate of 8.5% per year and is payable monthly. The loan matures in August 2011 and the entire principal balance and accrued interest are due on the maturity date.

4.    COMPREHENSIVE INCOME/(LOSS)

        Other comprehensive gains/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive income(loss), net of tax, were as follows:

	December 31,
	2001	2000	1999
	(in thousands)
Net loss	$(60,856)	$(8,793)	$(20,499)
Increase (decrease) in net unrealized gains on available for sale investments	(10,341)	(14,718)	14,013

Comprehensive loss	$(71,197)	$(23,511)	$(6,486)

5.    BALANCE SHEET COMPONENTS

	December 31,
	2001	2000
	(in thousands)
Accounts receivable:
Accounts receivable	$3,704	$3,397
Less: Allowances	(250)	—

Accounts receivable, net	$3,454	$3,397

Property and equipment:
Furniture, machinery and equipment	$25,843	$9,316
Leasehold improvements	14,549	10,761

	40,392	20,077
Less: Accumulated depreciation	(10,073)	(5,010)
Construction-in-progress	56,148	3,307

Property and equipment, net	$86,467	$18,374

Intangible assets:
Intangible assets	$146,900	$121,989
Less: Accumulated amortization	(12,594)	(3,992)

Intangible assets, net	$134,306	$117,997

Accrued liabilities:
Accrued product development costs	$2,757	$2,338
Accrued employee benefits	3,019	2,034
Accrued clinical costs	5,991	943
Other accrued liabilities	1,706	2,181

Accrued liabilities	$13,473	$7,496

6.    RELATED PARTY TRANSACTIONS

        At December 31, 2001 and 2000, the Company had notes receivable from certain officers and employees totaling $875,000 and $450,000, respectively, which are included in other assets. The notes were issued in connection with employee relocation agreements. The notes begin to accrue interest beginning from July 2003 through July 2007 and bear interest at rates ranging from 3.66% to 6.70%.

The notes are secured by personal assets, and have due dates ranging from June 30, 2008 through June 30, 2012, or 30 days from the date of termination of employment, if earlier.

7.    COMMITMENTS

Facility Leases

        The Company has several operating leases for its office, research and development and manufacturing facilities in California and British Columbia, Canada. The leases expire between 2002 and 2015, most of them with options to extend for nine to ten years. Future minimum payments under noncancelable operating leases at December 31, 2001 are as follows:

(in thousands)
Year ending December 31,
2002	$9,807
2003	11,067
2004	11,690
2005	12,090
2006	12,503
Thereafter	83,707

Total lease payments	$140,864

        Rent expense was $8.8 million, $2.5 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Property and Equipment

        The Company has contracted with developers and designers for the completion of its new office, research and development facility and construction of its new manufacturing facility. The facilities were leased in 2001 and 2000 (see above). As of December 31, 2001, the Company has committed to approximately $19.1 million related to the design and construction of these new facilities.

Letters of Credit, Loan and Capital Lease

        In March 2000 and February 2001, the Company obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for its obligations under two facility leases. In September 2001, the Company obtained a stand-by letter of credit for 1.0 million Canadian dollars from a commercial bank as security for its obligations under a facility lease in Canada. The letters of credit are secured by $6.3 million of cash and marketable securities in an investment account that the Company must maintain for the term of the lease. The investment account is classified as deposits and other assets on the balance sheet.

        In January 1997, the Company obtained a loan with a bank in the amount of $4.3 million in order to finance tenant improvements on its facility in Fremont, California. The loan was paid in full in May 2000. The loan was secured by substantially all tangible and intangible assets of the Company.

        In March 1997, the Company entered into a lease agreement with a financing company under which the Company financed $1.9 million of its laboratory and office equipment. The last lease schedule was paid in full in September 2001 and all of the equipment was purchased and owned by the Company as of December 31, 2001. The interest rates ranged from 12.5% to 13.0% as of December 31, 2000.

License and Collaboration Agreements

        In 1997, the Company entered into a license agreement for exclusive worldwide rights to commercialize one of the Company's product candidates. The Company paid an initial license fee and is further obligated to pay an annual maintenance fee of $50,000, to commit at least $1.0 million annually to the development of the product candidate until it receives regulatory approval in any country and to pay royalties on potential product sales. The Company is also obligated to issue 100,000 shares of its common stock upon the submission of a Product License Application for the first indication of the product.

        In July and August 2000, the Company entered into separate collaboration agreements with Immunex and Sangstat to develop and commercialize two of the Company's product candidates. Under the terms of the agreements, the Company has agreed to share responsibility for product development and to share equally in the costs of developing and commercializing the product candidates. Development costs are determined by the respective development plans agreed upon by the joint steering committees.

        In November 2001, the Company entered into an agreement with Gliatech under which Gliatech granted the Company an exclusive world-wide license to develop and commercialize certain fully human antibody therapeutic candidates. The Company paid an initial license fee and is further obligated to pay research fees of $4.1 million over the two-year period ending October 2003. The Company is also obligated to make payments to Gliatech for achievement of certain development milestones and to pay royalties based on potential product sales, if any.

Product Manufacturing

        The Company has contracted with a third party, Lonza Biologics (Lonza) for the manufacture of its product candidates for use in its clinical trials. As of December 31, 2001, the Company has committed approximately $10.4 million in non-cancelable orders related to future deliveries of these products over approximately the next twelve months. The Company has not recorded these obligations in its accrued liabilities as no legal liability exists until the products are delivered to and accepted by the Company.

        In December 2000, the Company entered into a five-year manufacturing supply agreement with Lonza. Under the agreement, Lonza will provide a cell culture production suite within one of its facilities, for the Company's exclusive use. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite with associated purification capacity underwent refurbishment and was made available to the Company in the third quarter of 2001. For use of the production suite, beginning in the third quarter of 2001, payments of approximately $3.0 million plus a 15% raw material charge are due quarterly for five years and certain performance fees may be due annually. In May 2000, prior to the negotiation of this manufacturing supply agreement, the Company paid Lonza $3.8 million for the option to reserve manufacturing capacity.

        In July 2001, the Company entered into an agreement giving it the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement under which Lonza will make available to the Company, for a period of up to five years, extendable for an additional two years, approximately one quarter of the annual capacity of a cell culture production suite for large-scale manufacturing of products that is under construction. The exclusive negotiation period has been extended and will expire no earlier than June 30, 2002. The Company paid Lonza $1.7 million for this exclusive right which is recorded in deposits and other assets on the balance sheet, as it is creditable for future purchases.

8.    STOCKHOLDERS' EQUITY

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

        Genentech—In January 1999, Genentech acquired 1,981,424 shares of the Company's common stock for an aggregate purchase price of $8.0 million.

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

        Follow-on Public Offering—In February 2000, the Company completed a follow-on public offering in which the Company sold 8,640,000 shares and a stockholder sold 3,360,000 shares of the Company's common stock to the public at a price of $52.50 per share. On February 29, 2000, the Company's underwriters exercised an option to purchase 1,800,000 additional shares, of which 1,296,000 shares were sold by the Company and 504,000 shares were sold by a stockholder at a price of $52.50 per share. The Company received net proceeds from the offerings of $496.5 million after the underwriters' discount and estimated costs of offering.

        Private Placement—In November 2000, the Company completed a private placement of 3,300,000 shares of its common stock to qualified institutional and other accredited investors at a net price of $70.00 per share. The Company received net proceeds of $221.0 million.

        Acquisition for Common Stock—In November 2001, the Company acquired Hesed Biomed in exchange for 475,930 shares of common stock, valued at $29.79 per share. (See Note 2 above and Warrants below.)

Stockholder Rights Plan

        In June 1999, the Company's Board of Directors adopted a Stockholder Rights Plan, which was amended in November 1999. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right on each outstanding share of the Company's common stock. Each Right entitles stockholders to buy 1/1000th of a share of the Company's Series A participating preferred stock at an exercise price of $30.00. Each Right will become exercisable following the tenth day after a person or group announces acquisition of 15 percent or more of the Company's common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of the Company's common stock. In the case of Cell Genesys, which beneficially owns approximately 10.30% of the Company's outstanding common stock as of February 28, 2002, each right will become exercisable following the tenth day after it announces the acquisition of 25 percent or more of the Company's common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by Cell

Genesys of 25 percent or more of the Company's common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more (or in the case of Cell Genesys, 25 percent or more) of the Company's common stock.

Warrants

        In connection with loan guarantees it received in 1997, the Company issued warrants to purchase a total of 486,668 shares of Abgenix common stock, at an exercise price of $1.50 per share. The original terms were such that the warrants were exercisable immediately and expired in three years. The fair value of the above warrants was determined at the time to be insignificant for accounting purposes. These warrants were exercised in January 2000.

        In connection with the acquisition of Hesed Biomed in November 2001, the Company assumed obligations under outstanding warrants for the purchase of 18,729 shares of common stock. All of these warrants were outstanding at December 31, 2001 and expire on various dates from October 2005 through February 2010. (See Note 2.)

9.    STOCK OPTION AND BENEFIT PLANS

Incentive Stock Plans

        The Company has three stock option plans, which allow for the granting of incentive and non-qualified stock options to employees, outside directors and consultants of the Company. There are 22,365,000 shares of common stock authorized for issuance under the plans. The Company grants shares of common stock for issuance under the plans at no less than the fair value of the stock. Options granted under the plans generally have a term of ten years and vest over four years.

        Information with respect to activity under the plans is as follows:

	Shares Available	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 1998	3,449,012	6,568,748	$0.61
Authorized	6,600,000	—	—
Options granted	(4,111,500)	4,111,500	$5.56
Options exercised	—	(2,058,388)	$0.70
Options canceled	665,552	(665,552)	$1.64

Balances at December 31, 1999	6,603,064	7,956,308	$3.06
Authorized	1,200,000	—	—
Options granted	(5,610,930)	5,610,930	$48.89
Options exercised	—	(2,799,324)	$2.32
Options canceled	256,551	(256,551)	$16.10

Balances at December 31, 2000	2,448,685	10,511,363	$27.40
Authorized	3,000,000	—	—
Options granted	(3,616,917)	3,616,917	$33.33
Options exercised	—	(888,288)	$3.60
Options canceled	416,907	(416,907)	$35.55

Balances at December 31, 2001	2,248,675	12,823,085	$30.46

        In addition to the amounts disclosed in the table above, in June 2001, the Company granted and immediately canceled 159,413 options under the 1999 stock option plan in relation to the cash buy-out of outstanding options held by Abgenix Biopharma employees.

        The following table summarizes information about options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life, in Years	Number of Options	Weighted Average Exercise Price
$ 0.15 - $ 2.50	1,612,480	$0.79	5.34	1,593,976	$0.78
$ 3.59 - $ 9.75	2,484,676	$5.42	7.31	1,464,804	$5.11
$11.00 - $31.81	2,660,389	$29.77	8.55	914,615	$31.17
$32.28 - $42.00	3,630,055	$36.15	8.86	896,704	$36.29
$44.78 - $59.93	905,285	$49.19	8.83	325,312	$49.64
$75.17 - $80.81	1,530,200	$79.00	8.65	523,282	$79.00

	12,823,085	$30.46	8.02	5,718,693	$22.25

        From inception to December 31, 1997, options to purchase a total of 7,446,976 shares of common stock were granted at prices ranging from $0.15 to $1.25 per share. Deferred compensation of $1,776,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $0.30 to $1.63 per share). In the first quarter of 1998, the Company granted options to purchase 1,040,700 shares of common stock at $1.50 per share for which deferred compensation of approximately $520,000 was recorded based on the deemed fair value of common stock at $2.00 per share. During the second, third and fourth quarters of 1998, the Company granted an additional 205,504 options to employees to purchase shares of common stock at prices ranging from $1.25 to $2.50 per share. No deferred compensation expense was recorded as the options were granted at the then current market price of the stock on the date of the grant. The Company amortized $234,000, $436,000 and $500,000 of the deferred compensation balance during the years ended December 31, 2001, 2000, and 1999 respectively.

        Additionally, the Company granted 18,000 and 6,000 options to purchase shares of common stock in 2000 and 1999, respectively to independent consultants. The prices of the options range from $2.13 to $79.75 per share. No options were granted to consultants in 2001. The options granted in 2000 were issued fully vested. The prior options vest over periods ranging from one to two years. Compensation expense related to these options, of $595,000 and $666,000 was recorded in 2000 and 1999, respectively.

Pro Forma Information

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999, respectively: risk-free interest rate of 4.61%, 5.08%, and 6.39%; no dividend yield in 2001, 2000, or 1999; volatility factor of 1.00, 1.10, and 1.03; and an expected life of the option of 5.73 years in 2001 and six years in 2000 and 1999. These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except for the option life for which the term of the consulting contracts, 1 to 5 years, were used. The value has been recorded in the financial statements.

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

        The weighted-average fair values of options granted during the years ended December 31, 2001, 2000, and 1999 were $27.15, $40.55 and $4.52 per share. All options granted in 1997 and 1996 were granted at exercise prices below the deemed fair value of the underlying common stock. All options granted after 1997 were granted at exercise prices at the then current market value of the stock. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future years.

	December 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Net loss:
Pro forma	$(137,510)	$(49,345)	$(24,064)

Net loss per share:
Pro forma	$(1.60)	$(0.62)	$(0.41)

Employee Stock Purchase Plan

        The Company's employee stock purchase plan enables eligible employees to purchase common stock at 85% of the average market price on the first or the last day of each 24 month offering period, whichever is lower. Employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. The number of shares which may be issued under the plan is 1,000,000, plus an annual increase equal to the lesser of 1,000,000, 1% of the Company's outstanding capitalization or a lesser amount determined by the Board. The maximum number of shares that can be issued over the 10-year term of the plan is 10,000,000. As of December 31, 2001, 1,596,092 shares had been authorized under the plan and 530,487 shares had been issued.

Benefit Plan

        The Company has available a 401(k) retirement plan in the United States. Eligible employees may contribute up to 15% of their compensation. The Company does not match contributions and therefore no expense has been recorded. The Company also has available a retirement plan in Canada. Eligible employees may contribute an unlimited amount of their compensation.

10.  INCOME TAXES

        For the year ended December 31, 1999, the Company recorded a tax provision of $1.0 million, which represents foreign withholding taxes on certain payments received from Japan Tobacco during the year.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$70,800	$52,000
Capitalized research and development	6,900	4,900
Research credit carryforwards	15,900	4,800
Capitalized license agreements	4,400	4,800
Deferred revenue	5,900	2,800
Other	—	800

Total deferred tax assets	103,900	70,100
Valuation allowance	(89,700)	(51,500)

Net deferred tax assets	14,200	18,600
Deferred tax liabilities:
Purchased intangibles	(14,200)	(18,600)

Net deferred taxes	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $38.2 million, $18.9 million and $3.0 million during the year ended December 31, 2001, 2000 and 1999, respectively. Approximately $42.7 million of the valuation allowance for deferred tax assets relates to benefits of stock options. As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $189.0 million, which expire in the years 2006 through 2021, and federal research and development tax credits of approximately $9.2 million, which expire in the years 2006 through 2021. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of these carryforwards before utilization.

11.  SEGMENT INFORMATION

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Revenues from four customers represented 31%, 25%, 14%, and 12%, of contract revenues for the year ended December 31, 2001. Revenues from five customers represented 38%, 13%, 12%, 11%, and 11%, of contract revenues for the year ended December 31, 2000. Revenues from two customers represented 67% and 15% of contract revenues for the year ended December 31, 1999.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Unaudited quarterly financial information is as follows:

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	(in thousands, expect per share data)
2000
Contract revenues	$1,965	$3,478	$7,634	$13,524
Interest and other income	$4,341	$8,781	$9,213	$10,513

Total revenues	$6,306	$12,259	$16,847	$24,037

Net income (loss)	$(3,383)	$(2,420)	$1,507	$(4,497)

Basic and diluted net income (loss) per share	$(0.05)	$(0.03)	$0.02	$(0.05)

2001
Contract revenues	$4,176	$8,354	$4,073	$17,461
Interest and other income	$10,306	$7,664	$6,292	$5,279

Total revenues	$14,482	$16,018	$10,365	$22,740

Net loss	$(7,644)	$(14,787)	$(22,641)	$(15,785)

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.26)	$(0.18)

13.  SUBSEQUENT EVENT

Convertible Subordinated Notes

        In March 2002, the Company issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of Abgenix common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and the Company is obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007 and are redeemable at the Company's option on or after March 20, 2005, or earlier if the price of the Company's common stock exceeds specified levels. In addition, the holders of the notes may require the Company to repurchase the notes if the Company undergoes a change in control.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 2002 Annual Meeting of Stockholders (the 2002 Proxy Statement).

        The information required by this item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the Company's 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the Company's 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Company's 2002 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)
The following documents are filed as part of this Report:

1.
Financial Statements

    ABGENIX, INC., FINANCIAL STATEMENTS
    Report of Ernst & Young LLP, Independent Auditors
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Stockholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the information has been disclosed in the financial statements, and therefore have been omitted.

  3.
  Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.

3.2		Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1(1)		Specimen Common Stock Certificate.
10.1(1)		Form of Indemnification Agreement between Abgenix and each of its directors and officers.
10.2(1)		1996 Incentive Stock Plan and form of agreement thereunder.
10.3(1)		1998 Employee Stock Purchase Plan and form of agreement thereunder.
10.4(1)		1998 Director Option Plan and form of agreement thereunder.
10.4.1(28)		1998 Director Option Plan, as amended effective April 26, 2001.
10.5(24)		1999 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.6(1)		Warrant dated January 23, 1997 exercisable for shares of Series A Preferred Stock.
10.7(1)		Warrant dated March 27, 1997 exercisable for shares of Series A Preferred Stock.
10.8(3)		Joint Venture Agreement dated June 12, 1991 between Cell Genesys and JT Immunotech USA Inc.
10.8A(6)		Amendment No. 1 dated January 1, 1994 to Joint Venture Agreement.
10.8B(9)		Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement.
10.9(3)		Collaboration Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.9A(5)		Amendment No. 1 dated June 30, 1993 to Collaboration Agreement.
10.9B(13)		Amendment No. 2 dated January 1, 1994 to Collaboration Agreement.
10.9C(7)		Amendment No. 3 dated July 1, 1995 to Collaboration Agreement.
10.9D(9)		Amendment No. 4 dated June 28, 1996 to Collaboration Agreement.
10.9E(2)		Amendment No. 5 dated November 1997 to Collaboration Agreement.
10.10(3)		Limited Partnership Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.10A(6)		Amendment No. 2 dated January 1, 1994 to Limited Partnership Agreement.
10.10B(8)		Amendment No. 3 dated July 1, 1995 to Limited Partnership Agreement.
10.10C	(10)	Amendment No. 4 dated June 28, 1996 to Limited Partnership Agreement.
10.11(4)		Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.11A	(10)	Amendment No. 1 dated March 22, 1996 to Field License.
10.11B	(10)	Amendment No. 2 dated June 28, 1996 to Field License.
10.12(3)		Expanded Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.12A	(10)	Amendment No. 1 dated June 28, 1996 to Expanded Field License.
10.13(2)		Amended and Restated Anti-IL-8 License Agreement dated March 19, 1996 among Xenotech, L.P., Cell Genesys and Japan Tobacco Inc.

10.14(9)		Master Research License and Option Agreement dated June 28, 1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech, L.P.
10.14A(2)		Amendment No. 1 dated November 1997 to the Master Research License and Option Agreement.
10.15(2)		Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and Abgenix.
10.16(1)		Governance Agreement dated July 15, 1996 between Cell Genesys and Abgenix.
10.16A(1)		Amendment No. 1 dated October 13, 1997 to the Governance Agreement.
10.16B(1)		Amendment No. 2 dated December 22, 1997 to the Governance Agreement.
10.17(1)		Tax Sharing Agreement dated July 15, 1996 between Cell Genesys and Abgenix.
10.18(2)		Gene Therapy Rights Agreement effective as of November 1, 1997 between Abgenix and Cell Genesys.
10.19(2)		Patent Assignment Agreement dated July 15, 1996 by Cell Genesys in favor of Abgenix.
10.20(11)
Lease Agreement dated July 31, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix.
10.21(1)		Loan and Security Agreement dated January 23, 1997 between Silicon Valley Bank and Abgenix.
10.22(1)		Master Lease Agreement dated March 27, 1997 between Transamerica Business Credit Corporation and Abgenix.
10.23(2)		License Agreement dated February 1, 1997 between Ronald J. Billing, Ph.D. and Abgenix.
10.24(12)		Release and Settlement Agreement dated March 26, 1997 among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.25(12)		Cross License Agreement effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.26(12)		Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.27(2)		Agreement dated March 26, 1997 among Xenotech, L.P., Xenotech, Inc., Cell Genesys, Abgenix, Japan Tobacco Inc. and JT Immunotech USA Inc.
10.28(2)		Contractual Research Agreement dated December 22, 1997 between Pfizer, Inc. and Abgenix.
†10.28A	(22)	Amendment No. 1 dated May 26, 1998 to Contractual Research Agreement between Abgenix and Pfizer, Inc.
†10.28B	(22)	Amendment No. 2 dated October 22, 1998 to Contractual Research Agreement between Abgenix and Pfizer, Inc.

10.29(1)		Amended and Restated Stockholder Rights Agreement dated January 12, 1998 among Abgenix and certain holders of Abgenix's capital stock.
10.30(2)		Contractual Research Agreement effective as of January 28, 1998 between Schering-Plough Research Institute and Abgenix.
10.30A	(16)	Amendment No. 2 effective January 28, 1999 to Contractual Research Agreement between Schering-Plough Research Institute and Abgenix.
10.30B	(16)	Amendment No. 3 effective February 12, 1999 to the Contractual Research Agreement between Schering-Plough Research Institute and Abgenix.
10.31(1)		Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 23, 1996.
10.32(1)		Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 22, 1997.
10.33(2)		Exclusive Worldwide Product License dated November 1997 between Xenotech, L.P. and Abgenix.
10.34(2)		Research License and Option Agreement effective as of April 6, 1998 between Abgenix and Genentech, Inc.
10.34A(2)		Amendment No. 1 effective as of June 18, 1998 to Research License and Option Agreement between Abgenix and Genentech, Inc.
10.35(14)		Research Collaboration Agreement dated July 15, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
†10.36(22)		Research Collaboration Agreement dated September 29, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
10.36A	(22)	Amendment No. 1 effective as of November 29, 1998 to the Research Collaboration Agreement between Millennium BioTherapeutics, Inc. and Abgenix.
†10.37(22)		Research License and Option Agreement dated October 30, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
10.38(16)		Research Collaboration Agreement dated December 22, 1998 between Centocor, Inc. and Abgenix.
†10.39(22)		Memorandum of Understanding between Research Corporation Technologies, Inc. and Abgenix.
10.40(15)		Registration Rights Agreement dated November 18, 1998 between the selling stockholders and Abgenix.
†10.41(22)		Research License and Option Agreement dated January 4, 1999 between AVI BioPharma, Inc. and Abgenix.
10.42(17)		Registration Rights Agreement dated January 27, 1999 between Genentech and Abgenix.
10.43(16)		Multi-Antigen Research License and Option Agreement dated January 27, 1999 between Genentech and Abgenix.

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
10.53(19)	1999 Nonstatutory Stock Option Plan and form of agreement thereunder.
10.54(20)	Registration Rights Agreement dated November 19, 1999 by and among Abgenix and the selling stockholders.
10.55(23)	Lease Agreement dated February 24, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.56(23)	Lease Agreement dated May 19, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.57(23)	Amendments to 1996 Incentive Stock Option Plan and 1999 Nonstatutory Stock Option Plan to eliminate the Company's ability to reprice issued and outstanding options.
10.58(25)	Acquisition Agreement dated as of September 25, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.
10.59(25)	Voting, Exchange and Cash Put Trust Agreement dated as of November 3, 2000 among Abgenix, Inc., ImmGenics Pharmaceuticals Inc. and CIBC Mellon Trust Company.
10.60(25)	Support Agreement dated as of November 3, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.

10.61(25)	Form of Stock Purchase Agreement between Abgenix, Inc. and the purchasers in the private placement in November 2000.
†10.62(26)	License Agreement among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
†10.63(26)	License Agreement Amendment among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
10.64(26)	Assignment Agreement among BR Centre Limited and The University of British Columbia Foundation, dated March 10, 1998.
10.65(27)	Lease Agreement dated February 8, 2001 between AMB Property, L.P., a Delaware limited partnership, and Abgenix, Inc.
‡10.66(27)	Product Supply Agreement by and between Lonza Biologics PLC and Abgenix, Inc. dated November 30, 2000
10.67(29)	Lease dated September 1, 2001 among Townline Ventures 17 Ltd., Abgenix Biopharma Inc. and Abgenix, Inc.
‡10.68(29)
License Agreement among Medical Research Council, Agricultural and Food Research Council Institute of Animal Physiology and Genetics Research of Babraham Hall, Marianne Bruggemann and Cell Genesys, Inc., dated March 29, 1994.
10.69(29)	First Amendment, dated as of November 30, 2001, to the Lease Agreement, dated as of February 8, 2001, between AMB Property, L.P. and Abgenix, Inc.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney.

†
Confidential treatment granted for portions of these exhibits. Omitted portions have been filed separately with the Commission.

‡
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

(26)
Incorporated by reference to the same exhibits filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2000.

(27)
Incorporated by reference to the same exhibits filed with Abgenix's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(28)
Incorporated by reference to the same exhibits filed with Abgenix's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(29)
Incorporated by reference to the same exhibits filed with Abgenix's Registration Statement on Form S-1 (File Number 333-49858).

(b)
Reports on Form 8-K.

        Not applicable.

(c)
Exhibits.

        See Item 14(a)3 above.

(d)
Financial Statement Schedule.

        See Item 14(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Abgenix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 29th day of March, 2002.

ABGENIX, INC.
By:	/s/ R. SCOTT GREER R. Scott Greer Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints R. Scott Greer and Kurt W. Leutzinger, and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. SCOTT GREER R. Scott Greer	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2002
/s/ RAYMOND M. WITHY, PH.D. Raymond M. Withy, Ph.D.	President, Chief Operating Officer and Director	March 29, 2002
/s/ KURT W. LEUTZINGER Kurt W. Leutzinger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ M. KATHLEEN BEHRENS, PH.D. M. Kathleen Behrens, Ph.D.	Director	March 29, 2002
/s/ RAJU S. KUCHERLAPATI, PH.D. Raju S. Kucherlapati, Ph.D.	Director	March 29, 2002

/s/ MARK B. LOGAN Mark B. Logan	Director	March 29, 2002
/s/ STEPHEN A. SHERWIN, M.D. Stephen A. Sherwin, M.D.	Director	March 29, 2002

ABGENIX, INC.

INDEX TO EXHIBITS*

EXHIBIT	ITEM
3.2	Amended and Restated Bylaws of Abgenix, as currently in effect.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (See page 94).

*
Only exhibits actually filed are listed. Item 14(a)(3) of this Report on Form 10-K sets forth exhibits incorporated by reference.

QuickLinks

TABLE OF CONTENTS
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
  ITEM 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
ABGENIX, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ABGENIX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
ABGENIX, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share and per share data)
ABGENIX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ABGENIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8 - K.
SIGNATURES
POWER OF ATTORNEY
ABGENIX, INC. INDEX TO EXHIBITS