Form 10-Q
period 2002-03-31
ABGENIX INC
filed 2002-05-15
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of April 30, 2002 there were 87,061,634 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,842	$99,663
Marketable securities	404,194	458,150
Interest receivable	4,398	3,977
Accounts receivable, net	2,931	3,454
Prepaid expenses and other current assets	18,291	14,474

Total current assets	686,656	579,718
Property and equipment, net	119,283	86,467
Long-term investments	15,039	15,039
Goodwill, net	34,780	34,780
Identified intangible assets, net	97,793	99,526
Deposits and other assets	29,718	22,346

	$983,269	$837,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,432	$17,446
Deferred revenue	3,503	11,751
Accrued liabilities	14,636	13,473
Acquisition liabilities	2,028	2,158

Total current liabilities	32,599	44,828
Deferred rent	2,571	2,078
Convertible subordinated notes	200,000	—
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 86,940,086 and 86,835,165 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	9	9
Additional paid-in capital	961,908	961,456
Accumulated other comprehensive income (loss)	2,082	(11,046)
Accumulated deficit	(215,900)	(159,449)

Total stockholders' equity	748,099	790,970

	$983,269	$837,876

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Contract revenue	$10,998	$4,176
Interest and other income	5,271	10,306

Total revenues	16,269	14,482
Costs and expenses:
Research and development	28,979	16,027
Amortization of goodwill	—	629
Amortization of identified intangible assets, related to research and development	1,807	1,417
General and administrative	6,707	3,798
Impairment of investments	34,653	—
Interest expense	574	255

Total costs and expenses	72,720	22,126

Net loss	$(56,451)	$(7,644)

Basic and diluted net loss per share	$(0.65)	$(0.09)

Shares used in computing basic and diluted net loss per share	86,725	85,661

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(56,451)	$(7,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	2,149	943
Amortization of goodwill	—	629
Amortization of identified intangible assets	1,806	1,417
Impairment of investments	34,653	—
Changes for certain assets and liabilities:
Interest receivable	(421)	2,680
Accounts receivable	523	1,754
Prepaid expenses and other current assets	(3,817)	(892)
Deposits and other assets	(1,528)	(3,263)
Accounts payable	(5,014)	(4,021)
Deferred revenue	(8,248)	(1,424)
Accrued liabilities	1,163	(424)
Deferred rent	493	155

Net cash used in operating activities	(34,692)	(10,090)

Investing activities
Purchases of marketable securities	(25,755)	(295,017)
Maturities of marketable securities	30,353	371,091
Sales of marketable securities	27,833	—
Purchases of property and equipment	(34,882)	(8,449)
Payments for acquisition liabilities	(130)	(43,858)

Net cash provided by (used in) investing activities	(2,581)	23,767

Financing activities
Net proceeds from issuances of common stock	452	826
Net proceeds from issuance of convertible subordinated notes	194,000	—

Net cash provided by financing activities	194,452	826

Net increase in cash and cash equivalents	157,179	14,503
Cash and cash equivalents at beginning of period	99,663	167,242

Cash and cash equivalents at end of period	$256,842	$181,745

See accompanying notes.

ABGENIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year or for any other future period.

        Revenue Recognition—The Company receives payments from customers for license, option, service and milestone fees. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Research license fees: Fees to license the use of the Company's proprietary technologies in research performed by the customer are generally recognized only after both the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

  •
  Product license fees: Fees to license the production, use and sale of an antibody generated by the Company's proprietary technologies are generally recognized only after both the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

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

  •
  Fees for research services performed by Abgenix are recognized ratably over the entire period the services are performed. In the case of co-development arrangements, fees received for research services provided are recorded as contract revenues in the period the services are rendered.

  •
  Milestone payments are recognized as revenue when the milestone is achieved.

        Net Loss Per Share—Basic earnings per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options and warrants was excluded from the computation of diluted earnings per share, as their effect is antidilutive for the periods presented.

        Accounting Change—Effective January 1, 2002, the company completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the company has completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

        Upon adoption of the new Business Combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $120,000 has been reclassified to goodwill in 2002. During the three months ended March 31, 2002, no goodwill was acquired, impaired or written off.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(56,451)	$(7,644)
Goodwill and workforce amortization	—	629

Adjusted net loss	$(56,451)	$(7,015)

Reported basic and diluted loss per share	$(0.65)	$(0.09)
Goodwill and workforce amortization	—	0.01

Adjusted basic and diluted loss per share	$(0.65)	$(0.08)

2.    Comprehensive Income (Loss)

        Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss were as follows (in thousands):

	March 31,
	2002	2001
	(in thousands)
Net loss	$(56,451)	$(7,644)

Unrealized losses on securities:
Unrealized holding losses arising during period	(21,525)	(14,831)
Less: reclassification adjustment for losses recognized in net loss	34,653	—

Decrease (increase) in net unrealized loss on securities	13,128	(14,831)

Comprehensive loss	$(43,323)	$(22,475)

3.    Identified Intangible Assets

        During the three months ended March 31, 2002, no identified intangible assets were acquired, impaired or written off.

        Identified intangible assets as of March 31, 2002 and 2001, consisted of the following:

	Gross Assets	Accumulated Amortization	Net
	(in thousands)
As of March 31, 2002:
Acquisition-related developed technology	$106,183	$11,305	$94,878
Other intangible assets	3,016	101	2,915

Identified intangible assets	$109,199	$11,406	$97,793

As of March 31, 2001:
Acquisition-related developed technology	$85,142	$4,961	$80,181
Other intangible assets	—	—	—

Identified intangible assets	$85,142	$4,961	$80,181

        Amortization of acquisition-related intangibles was $1.8 million for the three months ended March 31, 2002. Amortization of other intangible assets was $48,000 for the three months ended March 31, 2002. All of the company's acquired identified intangibles other than goodwill are subject to amortization.

        Expected amortization expense related to identified intangible assets for the nine-month period from April 1, 2002, to December 31, 2002, and each of the fiscal years thereafter is as follows:

	Periods Ending December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Acquisition-related intangibles	$5,307	$7,076	$7,076	$7,077	$7,077	$61,265	$94,878
Other intangible assets	$137	$182	$182	$183	$183	$2,048	$2,915

4.    Convertible Subordinated Notes

        In March 2002, the Company issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of Abgenix common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and the Company is obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007, and are redeemable at the Company's option on or after March 20, 2005, or earlier if the price of the Company's common stock exceeds specified levels. In addition, the holders of the notes may require the Company to repurchase the notes if the Company undergoes a change in control.

5.    Impairment of Investments

        In March 2002, the Company recorded an impairment charge of $34.7 million related to the Company's strategic investments in CuraGen Corporation and ImmunoGen, Inc. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under the Company's accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, the Company's investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months. Accordingly, the Company recorded an impairment charge of $34.7 million in the Company's results of operations, and the new cost basis of these investments now reflects the public trading prices on March 31, 2002. The amount of the charge was based on the difference between the market price of the securities, as of March 31, 2002, and the Company's original cost basis.

6.    Segment Information

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Revenues from two customers represented 77% and 10%, respectively, of contract revenues for the three months ended March 31, 2002. Revenues from three customers represented 41%, 21%, and 19%, respectively, of contract revenues for the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including cancer, inflammatory and autoimmune disorders, transplant-related diseases, cardiovascular disease and infectious diseases. We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Quarterly Report on Form 10-Q we refer to these candidates as fully human antibody therapeutic candidates. We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, as of March 31, 2002, we had four proprietary antibody product candidates in clinical trials, one of which we had agreed to co-develop and commercialize with Immunex Corporation and one of which we had agreed to co-develop and commercialize with SangStat Medical Corporation.

        As of March 31, 2002, we had entered into contracts covering numerous antigen targets with twenty-eight customers to use our XenoMouse technology to generate and/or develop the resulting fully human antibodies. As of March 31, 2002, we had also entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We do not currently intend to license our SLAM technology for use by any other parties. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third-parties for use in conjunction with our proprietary technology. The terms of our contractual arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide for us to make fully human antibodies to the antigen targets provided or identified by our collaborators. The contracts typically contain provisions that allow either Abgenix or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to make a strategic purchase of the common stock of a collaborator to enhance the strength of our relationship. For example, we have made equity investments in the common stock of CuraGen and MDS Proteomics in connection with our collaborations with these parties.

  •
  Proprietary Product Development—In July and August 2000, we entered into two joint development and commercialization agreements. One of these agreements is with Immunex for ABX-EGF, a fully human antibody we created. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We and Immunex will share equally in all development costs and any profits from sales of collaboration products. We and Immunex also share responsibility for product development. We will be responsible for completing the ongoing Phase I trial and any additional Phase I trials that are initiated, and both companies share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential products, while we will retain co-promotion rights. The other agreement is with SangStat Medical Corporation for ABX-CBL, an antibody we developed. Under that agreement, SangStat paid us an initial license fee in 2000 and a second milestone payment in June 2001, and has agreed to make a final milestone payment in 2002. We and SangStat will share equally in all development costs and any profits from sales of collaboration products. We and SangStat also share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

  We intend to build our product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy, and entering into additional development and commercialization agreements with pharmaceutical and biotechnology companies. We plan to enter into agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may involve joint sharing of costs and profits.

  •
  Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. We have also licensed our SLAM technology for use by one party. In some cases in which we license XenoMouse technology, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to purchase the common stock of some of our customers, or they may agree to purchase our common stock, in connection with these licensing arrangements.

  •
  Technology In-Licensing—We also license technology from third parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The third party may also agree to produce antibody therapeutic candidates for us using its own technology. For example, Gliatech, Inc. has granted us a license to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin. These agreements often also obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to purchase common stock of the third party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen, Inc. in connection with our agreement with that party.

        As of March 31, 2002, we had four proprietary antibody therapeutic product candidates that were in clinical trials, two of which were being co-developed with collaborators, as follows:

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

  •
  ABX-CBL—We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We have completed a Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999, in which enrollment is ongoing. In August 2000, we entered into a joint development and commercialization agreement with SangStat for ABX-CBL.

  •
  ABX-MA1—Generated using XenoMouse technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase I clinical trial for ABX-MA1 in metastatic melanoma in February 2002, in which enrollment is expected to begin in the second quarter of 2002.

  •
  ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is a fully human antibody therapeutic product candidate for the treatment of inflammatory diseases and cancer, including psoriasis, chronic obstructive pulmonary disease, or COPD, and metastatic melanoma. The status of clinical trials for ABX-IL8 is as follows:

    •
    Psoriasis—We have completed Phase I, Phase I/II and Phase IIa clinical trials, and, in May 2002, a Phase IIb clinical trial. After analyzing the results of the Phase IIb trial, we reached the conclusion that the results did not warrant continuing to develop ABX-IL8 as a treatment for psoriasis. Accordingly, we have terminated this program.

    •
    Chronic obstructive pulmonary disease—We initiated a Phase IIa clinical trial in September 2001 and enrollment is ongoing. After analyzing the results of the psoriasis Phase IIb trial, we decided that we will wind down this trial.

    •
    Metastatic melanoma—We filed an IND in December 2001 and initiated a Phase II clinical trial in February 2002, in which enrollment was expected to begin in the second quarter of 2002. After analyzing the results of the psoriasis Phase IIb trial, we decided that we will not proceed with this study.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

  Contract Revenues.

        Contract revenues increased to $11.0 million in the three months ended March 31, 2002, from $4.2 million in the three months ended March 31, 2001. The primary components of contract revenues for both periods were as follows:

  •
  Proprietary Product Development

  We recognized a total of $1.5 million and $2.6 million in the three months ended March 31, 2002 and 2001, respectively, pursuant to our joint development and commercialization agreements with Immunex and SangStat for the development of ABX-EGF and ABX-CBL, respectively. In both periods, these revenues included reimbursement of development costs. In 2001 this revenue also included license fees which were recognized ratably over the contractual performance periods. Under the Immunex agreement, this was the 17-month period ended December 31, 2001. Under the SangStat agreement, this was the 6-month period ended January 31, 2001.

  •
  Technology Licensing

  We recognized a total of $9.5 million and $1.6 million in the three months ended March 31, 2002 and 2001, respectively, from licensing our proprietary technologies. Revenues including license fees, research fees and milestone fees, consisted primarily of the following:

  •
  CellTech R&D Ltd.—In the three months ended March 31, 2002, we recognized $8.4 million under an agreement with CellTech in which we granted a license of our SLAM technology. We received payments totaling $16.8 million in the fourth quarter of 2001 representing a research license fee and service fees for the transfer of technology, net of $0.2 million in shared closing costs. We recognized these fees over the six-month period ended March 31, 2002, during which we fulfilled our obligations to provide CellTech with the applicable protocols, technical information, and training to enable CellTech to effectively utilize the SLAM technology.

  •
  Additionally, in the three months ended March 31, 2002 and 2001, we recognized various fees under agreements related to the licensing of our XenoMouse technology, primarily from Pfizer, CuraGen, Chiron Corporation and Amgen. In both periods these fees consisted primarily of research license and funding fees. In the three months ended March 31, 2001, this revenue also included milestone fees from Pfizer for completion of certain research milestones by Abgenix.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $5.3 million in the three months ended March 31, 2002, compared to $10.3 million in the same period in 2001. The decrease was due to lower interest rates and lower average cash, marketable securities and cash equivalent balances.

  Research and Development Expenses.

        Research and development expenses increased to $29.0 million in the three months ended March 31, 2002 from $16.0 million in the same period in 2001. Management separates research and development expenditures into amounts related to preclinical research and development, amounts related to clinical development programs and amounts related to facilities as follows:

  •
  Preclinical Research and Development Costs

  Preclinical research and development costs include costs associated with preclinical research, development and testing of our product candidates, such as the costs of Abgenix personnel and the costs of technology in-licensing. Research costs increased to $10.2 million in the three months ended March 31, 2002, from $6.5 million in the same period in 2001. The increase was due to the increased level of product development activities, including new target validation, process sciences and bioinformatics. Additionally, the increase was due to development of new technology including our SLAM technology. We expect preclinical research and development costs to increase further as we continue to build our organization and as we enhance our preclinical activities to further support the design of clinical trials. Major components of the increase in the three months ended March 31, 2002, from the same period in 2001 were as follows:

  •
  Costs of Abgenix Personnel—Costs of Abgenix personnel to support preclinical research and development activities increased 71% in the three months ended March 31, 2002, from the same period in 2001. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

    •
    Third-Party Development—We paid fees to Gliatech, Inc. related to pre-clinical studies Gliatech is performing to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin.

  •
  Clinical Costs

  As of March 31, 2002, we were conducting clinical trials for four product candidates. Clinical costs include costs of conducting clinical trials, such as research fees and drug supply costs charged by outside contractors and costs of Abgenix personnel. Clinical costs increased to $11.2 million in the three months ended March 31, 2002, from $6.7 million in the same period in 2001. The increase in the first quarter of 2002 compared to the first quarter of 2001 was primarily due to activities associated with new clinical trials for ABX-IL8 and ABX-EGF initiated after the first quarter of 2001, and the progression of these same product candidates to later stage clinical trials. Pursuant to our July 2000 agreement with Immunex and our August 2000 agreement with SangStat, we share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. We expect costs associated with conducting clinical trials to increase further as we add new product candidates such as ABX-MA1 into clinical trials and our product candidates progress into more expensive later stage clinical trials. Major components of the increase in the three months ended March 31, 2002, were as follows:

  •
  Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, and drug supply costs increased 77% in the three months ended March 31, 2002, from the same period in 2001.

  •
  Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities increased 107% in the three months ended March 31, 2002, from the same period in 2001. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

  •
  Facility Costs

  Facility costs allocated to research and development increased to $7.6 million in the three months ended March 31, 2002, from $2.8 million in the same period in 2001. In order to accommodate our increased personnel and research and development activities, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, all of our facility-related costs, primarily rent, repairs and maintenance, depreciation and utilities, increased from the three month period ended March 31, 2002, from the same period in 2001. We expect facility costs to increase in future periods as a result of our capital expansion plans to accommodate future growth.

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

  Goodwill and Amortization of Identified Intangible Assets.

        Our identified intangible assets primarily consist of existing technology (including patents and certain royalty rights) that we acquired through the acquisitions of Hesed Biomed in November 2001, Abgenix Biopharma and IntraImmune in November 2000, and the acquisition of JT America's interest in Xenotech in December 1999. Amortization of intangible assets increased to $1.8 million in the three months ended March 31, 2002, compared to $1.4 million in the same period ended March 31, 2001. The increase was due to the amortization of the new technology acquired in our acquisition of Hesed Biomed. Beginning January 1, 2002, upon the adoption of Statement of Financial Accounting Standards

(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but will perform impairment tests annually, or earlier if indications of impairment exist. We have conducted an initial impairment test on our goodwill and concluded that no impairment charge was required. In the three months ended March 31, 2001, the amortization of goodwill was $629,000. All other intangible assets will continue to be amortized over their estimated useful lives.

  General and Administrative Expenses.

        General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance and human resources and an allocation of facility costs. General and administrative expenses increased to $6.7 million in the three months ended March 31, 2002, compared to $3.8 million in the same period ended March 31, 2001. The primary reason for the increase in the first quarter of 2002 as compared to the same period in 2001, is the increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system. Another significant reason for this increase is the rise in legal costs to support the increased activities of the Company, including activities related to intellectual property, securities filings and licensing and other contractual matters. We expect personnel, consulting, professional services and other administrative costs to increase further as we continue to build our organization.

  Impairment of Investments.

        In the three months ended March 31, 2002, we recorded an impairment charge of $34.7 million related to our strategic investments in CuraGen and ImmunoGen. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months. Accordingly, we recorded an impairment charge of $34.7 million in our results of operations, and the new cost basis of these investments now reflects the public trading prices on March 31, 2002. The amount of the charge was based on the difference between the market price of the securities, as of March 31, 2002, and our original cost basis.

  Interest Expense.

        Interest expense consists of interest and amortization of issuance costs on our convertible debt, and interest on our equipment leaseline financing. Interest expense increased to $0.6 million in the three months ended March 31, 2002, compared to $0.3 million in the same period ended March 31, 2001. The increase was primarily due to our issuance of $200.0 million of convertible debt in March 2002, which accrues interest at an annual rate of 3.5%. For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

Liquidity and Capital Resources

        At March 31, 2002, we had cash, cash equivalents and marketable securities of approximately $661.0 million. In March 2002, we received proceeds of approximately $193.6 million, net of commissions and estimated offering expenses, from our issuance of $200.0 million of convertible debt. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had a fair value of $45.3 million at March 31, 2002.

        Cash Used in Operating Activities.    Net cash used in operating activities was $34.7 million and $10.1 million in the three months ended March 31, 2002 and 2001, respectively. The increase in cash used in operating activities in the three months ended March 31, 2002, compared to the same period in 2001 reflects primarily the following:

  •
  An increase of $13.0 million in funding of research and development and manufacturing costs related to the development of new products.

  •
  An increase of $2.9 million in general and administrative expenses primarily related to the support of our increased research and development activities.

  •
  A decrease of $8.1 million in cash from interest income due to lower interest rates and lower average cash balances, and a decrease of $1.2 million in customer payments due to the timing of contracts.

  •
  An increase of $2.9 million in prepaid expenses and other current assets, primarily related to the increase in drug inventory for use in clinical trials.

        Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $2.6 million in the three months ended March 31, 2002. Net cash provided by investing activities was $23.8 million in the three months ended March 31, 2001. Cash was provided by and used in investing activities as follows:

  •
  Investments of $34.9 million and $8.4 million in capital expenditures in the three months ended March 31, 2002 and 2001, respectively. The investments in 2002 reflect primarily investment in leasehold improvements in our new office facility and construction in progress for the new manufacturing facility and process science laboratory. Additionally, they reflect investments in computer hardware and software, including the acquisition of a new enterprise resource planning system. The investments in 2001 reflect primarily investment in leasehold improvements related to our office space and computer equipment.

  •
  Maturities and sales, net of purchases, of marketable securities of $32.4 million and $76.1 million during the three months ended March 31, 2002 and 2001, respectively.

  •
  Payments of $0.1 million and $43.9 million to the holders of Abgenix Biopharma special shares in connection with our acquisition of Abgenix Biopharma during the three months ended March 31, 2002 and 2001, respectively.

        Cash Provided by Financing Activities.    During the three months ended March 31, 2002, net cash provided by financing activities was $194.5 million, consisting of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $0.5 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan. During the three months ended March 31, 2001, net cash provided by financing activities was $0.8 million, consisting of proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and we are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007, and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Proceeds from the sale of the notes, net of commissions payable to the initial purchasers of the notes but before subtracting other offering expenses payable by us, were $194.0 million.

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

        Financing Uncertainties Related to Our Business Plan.    We plan to continue to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance collaborators. Over the next nine months, we estimate that we will spend approximately $96.5 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend approximately $9.9 million on new computer hardware and software, including the acquisition of a new enterprise resource planning system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, INDs for up to three product candidates annually, beginning in 2002. We believe that the annual goals of our customers and collaborators for 2002 and beyond may include up to five INDs for additional product candidates based on our XenoMouse technology. In light of initiatives we have underway to increase significantly the number of drugs we have in development, we also expect that our cash used in operating activities will be significantly greater in 2002 than in 2001.

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

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources to a significant extent. As of March 31, 2002, four of our proprietary product candidates, ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

        We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for one or more indications for a given product candidate in order to focus our resources on more promising product candidates or indications. For example, in January 2002 and May 2002, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis, respectively, did not support further clinical studies of that product candidate.

        An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. This strategy is designed to diversify the risks associated with our research and development spending. As a result, we believe our future capital requirements and our future financial success are not substantially dependent on any one product candidate. The decision to terminate or wind down our clinical programs for developing ABX-IL8 has reduced the diversity of our product portfolio. We believe that this effect is temporary, in view of the number of potential product candidates we have in preclinical development. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business discussed above, among others, we cannot assure you that this will be the case. In addition, we may choose to, or prevailing business conditions may require us to, obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

        History of Net Losses.    We have incurred net losses in each of the last six years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001 and $56.5 million in the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was $215.9 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody therapeutic product candidates;

  •
  costs associated with certain agreements with Japan Tobacco, Inc. and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Hesed Biomed, Abgenix Biopharma, IntraImmune and Japan Tobacco's interest in Xenotech;

  •
  general and administrative costs relating to our operations; and

  •
  an impairment charge related to our strategic investments in CuraGen and ImmunoGen.

        We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for at least several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and contractual agreements, and the initiation, and success or failure, of clinical trials.

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

Critical Accounting Policies

        The financial results that we report are impacted by the application of a several accounting policies that require us to make subjective and complex judgments. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting policies include revenue recognition, accounting for our marketable equity securities, and the capitalization of clinical trial supplies. Our accounting practices are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. The discussion below is an update to our disclosure in our Annual Report on Form 10-K relating to our method of accounting for our marketable securities.

Accounting for Marketable Securities.

        We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen. As of March 31, 2002, we have a new cost basis of $36.6 million in CuraGen common stock, which reflects the public trading price on that date of $16.06. We also have a new cost basis of $8.7 million of ImmunoGen common stock, which reflects the public trading price on that date of $11.07. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months. Accordingly, we recorded an impairment charge of $34.7 million in our results of operations, and the new cost basis of each of these investments now reflects the public trading prices on March 31, 2002. The amount of the charge was based on the difference between the market price of the securities, as of March 31, 2002, and our original cost basis. We purchased $15 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. As of May 8, 2002, the public trading price for the common stock of Curagen and ImmunoGen was $8.771 and $7.99, respectively. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to these investments.

Contractual Obligations and Commercial Commitments

        As of March 31, 2002, there were no material changes in our contractual obligations or commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

        We have incurred net losses in each of the last six years of operation, including net losses of $7.1 million in 1996, $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001 and $56.5 million in the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was $215.9 million. Our losses to date have resulted principally from:

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
  •
  general and administrative costs relating to our operations; and
  •
  an impairment charge related to our strategic investments in the common stock of CuraGen and ImmunoGen.

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

        We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting pre-clinical development and clinical trials. In the three months ended March 31, 2002, we spent $29.0 million on research and development. In the years ended December 31, 2001, 2000 and 1999, we spent $96.2 million, $50.1 million and $21.1 million, respectively, on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, pre-clinical testing and clinical trials of, and regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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
  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and contractual agreements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business, including the uncertainties listed above, we cannot assure you that this will be the case. In addition, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and contractual agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through licensing and other contractual agreements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

Our strategic investments in two companies expose us to equity price risk and our investments in those companies could be deemed to be further impaired in the future, which could affect our results of operations.

        We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. As of March 31, 2002, we have a new cost basis of $36.6 million in CuraGen common stock which reflects the public trading price on that date of $16.06. We also have a new cost basis of $8.7 million of ImmunoGen common stock which reflects the public trading price on that date of $11.07. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months. Accordingly, we recorded an impairment charge of $34.7 million in our results of operations, and the new cost basis of these investments now reflects the public trading prices on March 31, 2002. The amount of the charge was based on the difference between the market price of the securities, as of March 31, 2002, and our original cost basis. We purchased $15 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. As of May 8, 2002, the public trading price for the common stock of Curagen and ImmunoGen was $8.771 and $7.99, respectively. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to these investments.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

        Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders. We have not commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still at an early stage of development. We have initiated clinical trials with respect to three proprietary fully human antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to two other fully human antibody therapeutic product candidates generated by XenoMouse technology. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

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

        In addition, our recent decision to terminate or wind down our clinical programs for developing ABX-IL8 has reduced the diversity of our product portfolio. We hope to be able to make up for this loss of diversity through the number of potential new product candidates we have in preclinical development. However, to the extent that we are unable to maintain a broad and diverse range of product candidates, our success would depend more heavily on one or a few product candidates.

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

        As of March 31, 2002, four of our proprietary product candidates, ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, were in clinical trials. Patient follow-up for these clinical trials has been limited because these trials have been ongoing for a relatively short period of time. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

        Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, in January 2002 and May 2002, respectively, we announced that clinical trials of our proprietary product candidate ABX-IL8 as treatment for rheumatoid arthritis and psoriasis did not support further clinical studies of that product candidate. This and other potential failures may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may also be unable to obtain additional financing. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We currently rely on a sole source third-party manufacturer, and we may have difficulty conducting clinical trials of our product candidates if the manufacturer does not perform in accordance with our expectations.

        To date we have relied on a single contract manufacturer, Lonza Biologics, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We may also rely on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center produces ABX-MA1 for use in our clinical trials. While our Fremont manufacturing facility is expected to be operational by year-end 2002, thus creating additional capacity, which we will control, we cannot assure you that this facility will open when expected. Even when our new facility in Fremont opens, we expect to continue to rely on Lonza for at least the next five year for a portion of our manufacturing capacity. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza will make available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement giving us the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement under which Lonza will make available to us, for a period of up to five years, extendable for an additional two-year period, approximately one quarter of the annual capacity of a cell culture production suite for large-scale manufacturing of products that is under construction and we currently anticipate that construction of the facility will be completed in the fourth quarter of 2004. The exclusive negotiation period has been extended and will expire no earlier than June 30, 2002. We cannot assure you that we will actually reach agreement with Lonza for this additional capacity. Even if we do reach agreement with Lonza, we cannot assure you that the facility will be completed by the end of 2004 or at all.

        Lonza has a limited number of facilities in which it can produce our product candidates and has limited experience in manufacturing them in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations, which meet acceptable standards for our clinical trials.

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

        We are building our own manufacturing facility for the manufacture of products for clinical trials and to support the potential early commercial launch of a limited number of product candidates, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction has started and we expect this facility to be operational by year-end 2002. The costs of the facility, including design fees, permits, validation, leasehold improvements and equipment, will approximate $140 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. We have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with such regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to establish and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

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

        Parties have conducted research for many years in the antibody and transgenic animal fields. The term "transgenic", when applied to an animal, such as a mouse, refers to an animal that passes heritable traits from human genes that have been incorporated. This research has resulted in a substantial number of issued patents and an even larger number of pending patent applications. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. Such infringement or violation may prevent us and our customers from pursuing product development or commercialization. Such a result could materially harm our business, financial condition and results of operations.

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

        GlaxoSmithKline, plc, or Glaxo has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, we may have difficulties commercializing one or more of our products in any territories in which these claims were in force.

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

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, Kirin; Genmab A/S; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc.; MorphoSys AG; Xenerex Biosciences, Inc., a subsidiary of Avanir Pharmaceuticals; and XTL Biopharmaceuticals Ltd.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat, Novartis, Pharmacia and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. Furthermore, we are aware that ImClone, AstraZeneca, plc, Glaxo and a collaboration of OSI Pharmaceuticals, Inc. Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.

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

        In June 1999, our board of directors adopted a stockholder rights plan, which we amended and restated in November 1999 and May 2002. The stockholder rights plan and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws allow us to:

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

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between March 31, 2001 and March 31, 2002, our common stock closed as high as $46.15 per share and as low as $18.05 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

  •
  our financial results;

  •
  fluctuations in our operating results;

  •
  announcements of technological innovations or new commercial therapeutic products by us or our competitors;

  •
  published reports by securities analysts;

  •
  progress with and results from clinical trials;

  •
  government regulation;

  •
  changes in reimbursement policies;

  •
  developments in patent or other proprietary rights;

  •
  developments in our relationship with customers;

  •
  public concern as to the safety and efficacy of our products; and

  •
  general market conditions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Interest Rate Risk.    The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $7.6 million at March 31, 2002, and approximately $5.6 million at December 31, 2001.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, if the market price of these securities decreased by 50%, the total fair value of our equity investments would decrease in value by approximately $22.7 million from the fair value of those investments as of March 31, 2002, and by approximately $32.0 million from the fair value of those investments as of December 31, 2001. These estimates are not necessarily indicative of future performance and actual results may differ materially.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

Changes in Securities

        On June 2, 1999, our Board of Directors declared a dividend of one right, or Right, to purchase one one-thousandth share of our Series A Participating Preferred Stock, or Series A Preferred, for each of our outstanding shares of common stock, the Common Shares. On June 14, 1999, we entered into a Preferred Shares Rights Agreement, or Rights Agreement, with ChaseMellon Shareholder Services, L.L.C., the predecessor to Mellon Investor Services LLC, as Rights Agent, which was amended and restated on November 19, 1999 and on May 9, 2002. The dividend was payable to stockholders of record as of the close of business on the record date, June 14, 1999. As amended, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $175.00, which is referred to as the Purchase Price, subject to automatic adjustments upon certain events, including stock splits.

        The following summary of the principal terms of the Rights Agreement is a general description only and is subject to the detailed terms and conditions of that agreement, a copy of which is attached as an exhibit to Amendment No. 2 to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 14, 2002.

Rights Evidenced by Common Share Certificates

        The Rights will not be exercisable until the Distribution Date, which is defined below. Certificates for the Rights, or Rights Certificates, will not be sent to stockholders and the Rights will attach to and trade only together with the Common Shares. Accordingly, Common Share certificates outstanding on the record date will evidence the Rights related thereto, and Common Share certificates issued after the record date will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date, or earlier redemption or expiration of the Rights, the surrender or transfer of any certificates for Common Shares, outstanding as of the record date, even without notation or a copy of the Summary of Rights being attached thereto, also will constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

Distribution Date

        The Rights will separate from the Common Shares, Rights Certificates will be issued and the Rights will become exercisable upon the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons, referred to as an Acquiring Person, has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 business days (or such later date as may be determined by our Board of Directors) following the commencement or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares. The earlier of these dates is referred to as the Distribution Date.

Issuance of Rights Certificates; Expiration of Rights

        As soon as practicable following the Distribution Date, separate Rights Certificates will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and the separate Rights Certificates alone will evidence the Rights from and after the Distribution Date. All Common Shares issued, after the Distribution Date will be issued with Rights. The Rights will expire on the earliest of (i) the final expiration date, June 2, 2009, or (ii) redemption or exchange of the Rights as described below.

Initial Exercise of the Rights

        Following the Distribution Date, and until one of the further events described below, holders of the Rights will be entitled to receive, upon exercise and the payment of the Purchase Price, one one-thousandth share of the Series A Preferred.

Right to Buy Common Shares

        Unless the Rights are earlier redeemed, in the event that an Acquiring Person becomes the beneficial owner of 15% or more of our Common Shares then outstanding, each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, Common Shares having a value equal to two times the Purchase Price. Our Board of Directors at its option may substitute for a Common Share issuable upon the exercise of Rights under this provision such number of fractions of shares of Series A Preferred that have a Current Per Share Market Price, as defined in the Rights Agreement, equal to the Current Per Share Market Price of one Common Share. In addition, in the event that we do not have sufficient Common Shares available for all Rights to be exercised, or our Board of Directors decides that such action is necessary and not contrary to the interests of Rights holders, we may instead substitute cash, assets or other securities for the Common Shares for which the Rights would have been exercisable under this provision.

Right to Buy Acquiring Company Stock

        Similarly, unless the Rights are earlier redeemed, in the event that, after an Acquiring Person becomes the beneficial owner of 15% or more of our then outstanding Common Shares, (i) we are acquired in a merger or other business combination transaction, or (ii) 50% or more of our consolidated assets or earning power are sold (other than in transactions in the ordinary course of business), proper provision must be made so that each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the Purchase Price.

Exchange Provision

        At any time after the acquisition by an Acquiring Person of 15% or more of our outstanding Common Shares and prior to the acquisition by such Acquiring Person of 50% or more of our outstanding Common Shares, the Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share per Right.

Redemption

        At any time on or prior to the close of business on the earlier of (i) such time as any party becomes an Acquiring Person, or (ii) the final expiration date, we may redeem the Rights in whole, but not in part, at a price of $0.01 per Right.

Adjustments to Prevent Dilution

        The Purchase Price payable, the number of Rights, and the number of Series A Preferred or Common Shares or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time in connection with the dilutive issuances set forth in the Rights

Agreement. With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price.

Cash Paid Instead of Issuing Fractional Shares

        No fractional portion less than integral multiples of one Common Share will be issued upon exercise of a Right and, in lieu thereof, an adjustment in cash will be made based on the market price of the Common Shares on the last trading date prior to the date of exercise.

No Stockholders' Rights Prior to Exercise

        Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder (other than any rights resulting from such holder's ownership of Common Shares), including, without limitation, the right to vote or to receive dividends.

Amendment of Rights Agreement

        The terms of the Rights and the Rights Agreement may be amended in any respect without the consent of the Rights holders for so long as the Rights are redeemable; thereafter, the terms of the Rights and the Rights Agreement may be amended without the consent of the Rights holders in order to cure any ambiguities or to make changes which do not adversely affect the interests of Rights holders (other than the Acquiring Person).

Rights and Preferences of the Series A Preferred

        Each one one-thousandth of a share of Series A Preferred has rights and preferences substantially equivalent to those of one Common Share.

Recent Sales of Unregistered Securities

        During the first quarter ended March 31, 2002, we issued the following unregistered securities:

  •
  On March 4, 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement to Credit Suisse First Boston, Banc of America Securities LLC and Robertson Stephens, Inc, the initial purchasers of the offering. The initial purchasers resold the notes to certain qualified institutional buyers and to certain non-U.S. persons pursuant to Rule 144A and Regulation S, both promulgated under the Securities Act, respectively. We received proceeds of approximately $193.6 million from the sale of the notes, net of the initial purchasers' discount of $6.0 million and estimated offering expenses. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes will mature on March 15, 2007, and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control.

        The offer and sale of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The securities were resold by the initial purchasers upon reliance on Rule 144A and Regulation S. Each initial purchaser made representations that it was an "accredited investor," as defined in Rule 501 promulgated under the Securities Act, and as to its compliance with Rule 144A and Regulation S. In addition, appropriate legends were affixed to the securities issued in the transaction described above.

ITEM 3. Defaults upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to Vote of Security Holders

        Not applicable.

ITEM 5. Other Information

  Chief Executive Officer Succession

        On May 1, 2002, Raymond M. Withy, Ph.D., succeeded R. Scott Greer as chief executive officer of the Company pursuant to the succession plan we announced in November 2001. Mr. Greer remains chairman of the board of directors. Dr. Withy, formerly our president and chief operating officer, is also a member of the board.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1(1)	Specimen Common Stock Certificate.
4.2	Indenture dated March 4, 2002 between State Street Bank and Trust Company of California, N.A. and Abgenix, Inc.
4.3	Registration Rights Agreement dated March 4, 2002 between Credit Suisse First Boston Corporation, Banc of America Securities LLC and Robertson Stephens, Inc. and Abgenix, Inc.
4.4(3)	Amended and Restated Preferred Shares Rights Agreement, between Abgenix, Inc. and Mellon Investor Services LLC, as Rights Agent, dated May 9, 2002.
4.5(4)	Amended and Restated Abgenix, Inc. 1999 Nonstatutory Stock Option Plan, effective as of January 14, 2002.
4.6(4)	Abgenix, Inc. Canadian Employee Stock Purchase Plan.
10.70	First Amendment, dated August 31, 2001, to the Lease Agreement, dated February 24, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.71	First Amendment, dated August 31, 2001, to the Lease Agreement, dated May 19, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.72	Second Amendment, dated November 7, 2001, to the Lease Agreement, dated May 19, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.73	Amendment No. 1, dated January 22, 2002, to the Lease Agreement, dated July 31, 1996, between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivors Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix, Inc.

10.74	Lease Agreement dated January 22, 2002 between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivors Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix, Inc.

  (1)
  Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415).

  (2)
  Incorporated by reference to the same exhibit filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2001.

  (3)
  Incorporated by reference to the same exhibit filed with Abgenix's Amendment No. 2 to its Registration Statement on Form 8-A (File No. 000-24207).

  (4)
  Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-8 (File No. 333-88232).

  (b)
  Reports on Form 8-K

        We filed a Form 8-K on February 27, 2002 reporting under Item 5—Other Events, the Company's offering and pricing of its convertible subordinated notes due 2007, and under Item 9—Regulation FD Disclosure, certain risk factors contained in the Company's confidential offering memorandum related to the offering of convertible subordinated notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

ABGENIX, INC. (Registrant)
/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. Chief Executive Officer (Principal Executive Officer)
/s/ KURT W. LEUTZINGER Kurt W. Leutzinger Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES