Form 10-Q
period 2002-06-30
ABGENIX INC
filed 2002-08-14
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of July 31, 2002 there were 87,370,317 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,531	$99,663
Marketable securities	349,948	394,070
Interest receivable	3,514	3,977
Accounts receivable, net	1,763	3,454
Prepaid expenses and other current assets	16,590	14,474

Total current assets	568,346	515,638
Property and equipment, net	168,319	86,467
Long-term investments	22,888	79,119
Goodwill, net	34,780	34,780
Identified intangible assets, net	95,977	99,526
Deposits and other assets	29,267	22,346

	$919,577	$837,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,160	$17,446
Deferred revenue	3,499	11,751
Accrued liabilities	17,112	13,473
Acquisition liabilities	2,003	2,158

Total current liabilities	44,774	44,828
Deferred rent	3,305	2,078
Convertible subordinated notes	200,000	—
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 87,165,846 and 86,835,165 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	9	9
Additional paid-in capital	963,104	961,456
Accumulated other comprehensive income (loss)	3,994	(11,046)
Accumulated deficit	(295,609)	(159,449)

Total stockholders' equity	671,498	790,970

	$919,577	$837,876

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Contract revenue	$2,501	$8,354	$13,499	$12,530
Interest and other income	5,121	7,664	10,392	17,971

Total revenues	7,622	16,018	23,891	30,501
Costs and expenses:
Research and development	38,940	24,717	67,919	40,739
Amortization of goodwill	—	628	—	1,257
Amortization of identified intangible assets, related to research and development	1,815	1,418	3,622	2,836
General and administrative	7,220	4,042	13,927	7,844
Impairment of investments	37,498	—	72,151	—
Interest expense	1,858	—	2,432	255

Total costs and expenses	87,331	30,805	160,051	52,931

Net loss	$(79,709)	$(14,787)	$(136,160)	$(22,430)

Basic and diluted net loss per share	$(0.92)	$(0.17)	$(1.57)	$(0.26)

Shares used in computing basic and diluted net loss per share	87,063	85,947	86,983	85,805

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(136,160)	$(22,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	4,885	2,143
Amortization of goodwill	—	1,257
Amortization of identified intangible assets	3,622	2,836
Impairment of investments	72,151	—
Changes for certain assets and liabilities:
Interest receivable	463	3,731
Accounts receivable	1,691	367
Prepaid expenses and other current assets	(2,116)	(775)
Deposits and other assets	(1,366)	(3,581)
Accounts payable	4,714	1,746
Deferred revenue	(8,252)	(2,648)
Accrued liabilities	3,639	2,666
Deferred rent	1,227	582

Net cash used in operating activities	(55,502)	(14,106)

Investing activities
Purchases of marketable securities	(105,768)	(621,174)
Maturities of marketable securities	96,696	658,872
Sales of marketable securities	52,314	—
Purchases of property and equipment	(86,365)	(20,148)
Purchases of long-term investments	—	(15,101)
Payments for acquisition liabilities	(155)	(71,145)

Net cash provided by (used in) investing activities	(43,278)	(68,696)

Financing activities
Net proceeds from issuance of convertible subordinated notes	194,000	—
Net proceeds from issuances of common stock	1,648	3,043
Payments on long-term debt	—	(285)

Net cash provided by financing activities	195,648	2,758

Net increase (decrease) in cash and cash equivalents	96,868	(80,044)
Cash and cash equivalents at beginning of period	99,663	167,242

Cash and cash equivalents at end of period	$196,531	$87,198

See accompanying notes.

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year or for any other future period.

        Revenue Recognition—The Company receives payments from customers for license, option, service and milestone fees. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

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

  •
  Option fees: Fees for granting options to obtain product licenses to develop a product are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first. If the option fee is commingled with the license fee in the contract, and if the fees related to the license are recognized as revenue up-front, the Company estimates the fair value of the option component and recognizes the revenue attributed to the option component separately in accordance with its revenue recognition policy.

  •
  Fees for research services performed by Abgenix are recognized ratably over the entire period the services are performed. In the case of co-development arrangements, fees received for research services provided are recorded as contract revenues in the period the services are rendered.

  •
  Milestone payments are recognized as revenue when the milestone is achieved.

        Net Loss Per Share—Basic net loss per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options and warrants was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

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

        Upon adoption of the new Business Combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $120,000 has been reclassified to goodwill in 2002. During the three and six months ended June 30, 2002, no goodwill was acquired, impaired or written off.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(79,709)	$(14,787)	$(136,160)	$(22,430)
Goodwill and workforce amortization	—	628	—	1,257

Adjusted net loss	$(79,709)	$(14,159)	$(136,160)	$(21,173)

Reported basic and diluted loss per share	$(0.92)	$(0.17)	$(1.57)	$(0.26)
Goodwill and workforce amortization	—	0.01	—	0.01

Adjusted basic and diluted loss per share	$(0.92)	$(0.16)	$(1.57)	$(0.25)

	Year Ended December 31,
	2001	2000	1999
Reported net loss	$(60,856)	$(8,793)	$(20,499)
Goodwill and workforce amortization	2,548	448	—

Adjusted net loss	$(58,308)	$(8,345)	$(20,499)

Reported basic and diluted loss per share	$(0.71)	$(0.11)	$(0.35)
Goodwill and workforce amortization	0.03	0.01	—

Adjusted basic and diluted loss per share	$(0.68)	$(0.10)	$(0.35)

        Reclassifications—Certain prior period balances have been reclassified to conform to the current period presentation.

2.    Comprehensive Income (Loss)

        Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(79,709)	$(14,787)	$(136,160)	$(22,430)

Other comprehensive income:
Unrealized holding gain (losses) arising during period	(28,478)	34,637	(50,003)	19,806
Less: reclassification adjustment for losses recognized in net loss	30,390	—	65,043	—

Net unrealized gains on securities	1,912	34,637	15,040	19,806

Comprehensive income (loss)	$(77,797)	$19,850	$(121,120)	$(2,624)

3.    Identified Intangible Assets

        During the three and six months ended June 30, 2002, no identified intangible assets were acquired, impaired or written off.

        Identified intangible assets as of June 30, 2002 and December 31, 2001 consisted of the following:

	Gross Assets	Accumulated Amortization	Net
	(in thousands)
As of June 30, 2002:
Acquisition-related developed technology	$106,183	$13,075	$93,108
Other intangible assets	3,016	147	2,869

Identified intangible assets	$109,199	$13,222	$95,977

As of December 31, 2001:
Acquisition-related developed technology	$106,183	$9,546	$96,637
Other intangible assets	3,016	127	2,889

Identified intangible assets	$109,199	$9,673	$99,526

        Amortization of acquisition-related intangibles was $1.8 million and $3.5 million, respectively, for the three and six months ended June 30, 2002, and $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2001. Amortization of other intangible assets was $46,000 and $93,000, respectively, for the three and six months ended June 30, 2002. All of the company's acquired identified intangibles other than goodwill are subject to amortization.

        Expected amortization expense related to identified intangible assets for the six-month period from July 1, 2002, to December 31, 2002, and each of the fiscal years thereafter is as follows:

	Periods Ending December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
	(in thousands)
Acquisition-related intangibles	$3,537	$7,076	$7,076	$7,077	$7,077	$61,265	$93,108
Other intangible assets	$91	$182	$182	$183	$183	$2,048	$2,869

4.    Convertible Subordinated Notes

        In March 2002, the Company issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of Abgenix common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and the Company is obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007, and are redeemable at the Company's option on or after March 20, 2005, or earlier if the price of the Company's common stock exceeds specified levels. In addition, the holders of the notes may require the Company to repurchase the notes if the Company undergoes a change in control. If a shelf registration statement for the notes and the shares into which they are convertible is not declared effective by the Securities and Exchange Commission by August 30, 2002, additional interest will accrue at a rate of 0.5% per annum. The shelf registration statement filed by the Company in May 2002 has not yet been declared effective.

5.    Impairment of Investments

        The Company purchased an aggregate amount of $80.0 million of common stock of CuraGen Corporation and ImmunoGen, Inc. as strategic investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under the Company's accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, the Company's investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time the Company deemed that an impairment of these investments had occurred. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time the Company determined that a further impairment had occurred. Accordingly, the Company recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in the Company's results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and the Company's original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and the Company's cost basis as of March 31, 2002. As of June 30, 2002, the cost basis of these investments reflected the public trading prices on June 30, 2002, which is recorded in long-term investments on the balance sheet. If the Company deems these investments further impaired at the end of any future period, the Company may incur an additional impairment charge on these investments.

        In addition, the Company invested $15.0 million in MDS Proteomics Inc., a privately held company, in connection with the Company's collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of this investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, the Company estimated that the value of its investment had declined to $7.9 million and that an impairment of this investment had occurred. Accordingly, the Company recorded an impairment charge of $7.1 million in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by Abgenix management and the Company's original cost basis. As of June 30, 2002, the cost basis of this investment reflected the new estimated value, which is recorded in long-term investments on the balance sheet. If the Company deems its investment in MDS Proteomics further impaired at the end of any future period, the Company may incur an additional impairment charge on this investment. The Company understands that MDS Proteomics is in the process of undergoing a reorganization, which may result in a further decrease in the estimated valuation of the Company's investment in MDS Proteomics. Depending on this ongoing reorganization and other relevant factors, the Company may deem its investment further impaired at the end of a subsequent period.

6.    Segment Information

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Revenues from three customers represented 38%, 32%, and 15%, respectively, of contract revenues for the three months ended June 30, 2002, compared with the same period in 2001, in which three customers represented 62%, 14%, and 13%, respectively, of contract revenues. Revenues from two customers represented 63% and 10%, respectively, of contract revenues for the six months ended June 30, 2002, compared with the same period in 2001, in which three customers represented 49%, 23%, and 10%, respectively, of contract revenues.

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

Overview

        We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including cancer, inflammatory and autoimmune disorders, transplant-related diseases, cardiovascular disease and infectious diseases. We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Quarterly Report on Form 10-Q we refer to these candidates as fully human antibody therapeutic product candidates. We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through joint development and licensing arrangements with pharmaceutical companies and others, and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse technology. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, as of June 30, 2002, we had four proprietary antibody product candidates in clinical trials, one of which we had agreed to co-develop and commercialize with Immunex Corporation (recently acquired by Amgen, Inc.) and one of which we had agreed to co-develop and commercialize with SangStat Medical Corporation.

        As of June 30, 2002, we had entered into contracts covering numerous antigen targets with thirty-one customers to use our XenoMouse technology to generate and/or develop the resulting fully human antibodies. As of June 30, 2002, we had also entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We do not currently intend to license our SLAM technology for use by any other parties. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technology. The terms of our contractual arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, these contracts provide for us to make fully human antibodies to the antigen targets provided or identified by our collaborators. The contracts typically contain provisions that allow either Abgenix or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to make a strategic purchase of the common stock of a collaborator to enhance the strength of our relationship. For example, we have made equity investments in CuraGen Corporation and MDS Proteomics Inc. in connection with our collaborations with these parties.

  •
  Proprietary Product Development—In July and August 2000, we entered into two joint development and commercialization agreements. One of these agreements is with Immunex for ABX-EGF, a fully human antibody we created. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We and Immunex will share equally in all development costs and any profits from sales of collaboration products. We and Immunex also share responsibility for product development. We will be responsible for completing the ongoing Phase I trial and any additional Phase I trials that are initiated, and both companies share responsibility for the execution of Phase II trials across a variety of indications. Immunex will have primary responsibility for Phase III clinical trials and will market any potential products, while we will have co-promotion rights. The other agreement is with SangStat Medical Corporation for ABX-CBL, an antibody we developed. Under that agreement, SangStat paid us an initial license fee in 2000 and a second milestone payment in June 2001, and has agreed to make a final milestone payment in 2002. We and SangStat will share equally in all development costs and any profits from sales of collaboration products. We and SangStat also share responsibility for product development, including the ongoing Phase II/III clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

    We intend to build our product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, self-funding clinical activities to determine preliminary safety and efficacy, and entering into additional development and commercialization agreements with pharmaceutical and biotechnology companies. We plan to enter into agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may involve sharing of costs and profits.

  •
  Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. We have also licensed our SLAM technology for use by one party. In some cases in which we license XenoMouse technology, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to purchase the common stock of some of our customers, or they may agree to purchase our common stock, in connection with these licensing arrangements.

  •
  Technology In-Licensing—We also license technology from third parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The third party may also agree to produce antibody therapeutic candidates for us using its own technology. For example, Gliatech, Inc. has granted us a license to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin. These agreements often also obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to purchase common stock of the third party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen, Inc. in connection with our agreement with that company.

        As of June 30, 2002, we had four proprietary antibody therapeutic product candidates that were in clinical trials, two of which were being co-developed with collaborators, as follows:

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

  •
  Colorectal cancer—Immunex initiated a Phase II clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001 and enrollment is ongoing. Immunex initiated a separate Phase II clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer in January 2002, in which enrollment is expected to begin in the third quarter of 2002.

  •
  Prostate cancer—We initiated a Phase II clinical trial evaluating the effect of ABX-EGF in patients with hormone resistant prostate cancer without metastasis in January 2002, in which enrollment is expected to begin in the third quarter of 2002.

  •
  ABX-CBL—We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We have completed a Phase II clinical trial for ABX-CBL and initiated a Phase II/III clinical trial in December 1999, in which enrollment was completed in early July 2002. In August 2000, we entered into a joint development and commercialization agreement with SangStat for ABX-CBL.

  •
  ABX-MA1—Generated using XenoMouse technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase I clinical trial for ABX-MA1 in metastatic melanoma in February 2002, in which enrollment is expected to begin in the third quarter of 2002.

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

    •
    Chronic obstructive pulmonary disease—We initiated a Phase IIa clinical trial in September 2001 and enrollment is ongoing. After analyzing the results of the psoriasis Phase IIb trial, we decided to stop enrolling patients in this study and to conclude this study as quickly as possible, consistent with patient safety and follow-up.

    •
    Metastatic melanoma—We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase II clinical trial in February 2002. After analyzing the results of the psoriasis Phase IIb trial, we decided that we would not proceed with this study.

        We will expend significant capital to conduct clinical trials for our proprietary product candidates, including additional Phase I and II clinical trials we plan to initiate in 2002. We believe that more extensive clinical data will enable us to enter into additional contractual arrangements related to those proprietary product candidates. We expect that this will substantially increase our capital needs over the next few years and increase our operating losses. However, we believe that we will be able to receive more favorable terms from our contract parties if we have completed significant development of these products.

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

Results of Operations

Three Months and Six Months Ended June 30, 2002 and 2001

  Contract Revenues.

        Contract revenues totaled $2.5 million and $13.5 million, respectively, in the three and six months ended June 30, 2002, compared to $8.4 million and $12.5 million, respectively, in the comparable 2001 periods. Because they depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict. In addition, as our business model continues to evolve away from licensing to an increased focus on product development, our contract revenues generally will become less important to our success.

        The primary components of contract revenues for both periods were as follows:

  •
  Proprietary Product Development

    We recognized a total of $1.0 million and $2.5 million, respectively, in the three and six months ended June 30, 2002, compared to $6.4 million and $9.0 million, respectively, in the comparable 2001 periods, pursuant to our joint development and commercialization agreements with Immunex and SangStat for the development of ABX-EGF and ABX-CBL, respectively. In both periods, these revenues included reimbursement of development costs. In 2001 this revenue also included milestone and license fees. The license fees were recognized ratably over the contractual performance periods. Under the Immunex agreement, this was the 17-month period ended December 31, 2001. Under the SangStat agreement, this was the 6-month period ended January 31, 2001.

  •
  Technology Licensing

    We recognized a total of $1.5 million and $11.0 million, respectively, in the three and six months ended June 30, 2002, compared to $2.0 million and $3.5 million, respectively, in the comparable 2001 periods, from licensing our proprietary technologies. Revenues consisted primarily of the following:

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

    •
    Additionally, in the three and six months ended June 30, 2002 and 2001, we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments, and option fees, under agreements related to the licensing of our XenoMouse technology. We received fees primarily from Pfizer and CuraGen in the three and six-month periods ended June 30, 2002. We received fees primarily from Amgen, Centocor and CuraGen in the three and six-month periods ended June 30, 2001, and also from Pfizer in the six months ended June 30, 2001.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $5.1 million and $10.4 million, respectively, in the three and six months ended June 30, 2002, compared to $7.7 million and $18.0 million, respectively, in the same periods in 2001. The decrease was due to lower interest rates and lower average cash, marketable securities and cash equivalent balances.

  Research and Development Expenses.

        Research and development expenses increased to $38.9 million and $67.9 million, respectively, in the three and six months ended June 30, 2002 from $24.7 million and $40.7 million, respectively, in the same periods in 2001. Management separates research and development expenditures into amounts related to preclinical research and development, amounts related to clinical development programs and amounts related to facilities as follows:

  •
  Preclinical Research and Development Costs

    Preclinical research and development costs include costs associated with preclinical research, development and testing of our product candidates, such as the costs of Abgenix personnel, costs charged by outside contractors and the costs of technology in-licensing. Research costs increased to $16.7 million and $26.9 million, respectively, in the three and six months ended June 30, 2002, from $8.3 million and $14.4 million, respectively, in the same periods in 2001. The increase was due to the increased level of product development activities, including activities related to new target validation, process sciences and bioinformatics. Additionally, the increase was due to building infrastructure for manufacturing, including quality assurance and quality control, and developing new technology, including our SLAM technology. We expect preclinical research and development costs to increase further as we continue to build our organization, including our manufacturing infrastructure, and as we enhance our preclinical activities to further support the design of clinical trials. Major components of the increase in the three and six months ended June 30, 2002, from the same periods in 2001 were as follows:

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support preclinical research and development activities increased 70% and 84%, respectively, in the three and six months ended June 30, 2002, from the same periods in 2001. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

    •
    Cost of Outside Contractors—The increase in preclinical research and development costs for the three and six months ended June 30, 2002, from the same periods in 2001 included costs associated with the development of our cell lines for our product candidates, primarily performed by an outside contractor, Lonza Biologics. In addition, the increase included a $1.7 million charge related to an option fee. The option was for the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement. After evaluation of our capacity needs, we notified Lonza that we have decided to discontinue negotiations, and therefore expensed the option fee, which had previously been capitalized.

    •
    Third-Party Development—We paid fees to Gliatech, Inc. related to pre-clinical studies Gliatech is performing to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin.

  •
  Clinical Costs

    As of June 30, 2002, we were conducting clinical trials for four product candidates. Clinical costs include costs of conducting clinical trials, such as research fees and drug supply costs charged by outside contractors and costs of Abgenix personnel. Clinical costs increased to $13.0 million and $24.1 million, respectively, in the three and six months ended June 30, 2002, from $11.3 million and $18.5 million, respectively, in the same periods in 2001. The increase in 2002 compared to 2001 was primarily due to the write-down of clinical trial supplies resulting from the discontinuance of clinical trials for ABX-IL8. Excluding the clinical trial supplies write-down, clinical costs would have decreased for the three and six month periods ended June 30, 2002, primarily due to the winding down of clinical trials being conducted for ABX-IL8 in the second quarter of 2002 as compared to the same periods in 2001. Pursuant to our July 2000 agreement with Immunex and our August 2000 agreement with SangStat, we share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL, respectively. Excluding the effect of the write-down of clinical trial supplies in the second quarter of 2002, we expect costs associated with conducting clinical trials to approximate the same levels in the third quarter of 2002 as in the second quarter of 2002, and to increase in the fourth quarter of 2002 as we enroll patients into our ABX-MA1 clinical trial and add patients to our various ABX-EGF clinical trials. Major components of the increase in the three and six months ended June 30, 2002, were as follows:

    •
    Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, and drug supply costs increased 16% and 38%, respectively, in the three and six months ended June 30, 2002, from the same periods in 2001. The increase was primarily due to a $6.7 million charge in the second quarter of 2002 for previously capitalized clinical trial supplies. This was partially offset by the decrease in clinical research fees and supplies, resulting from the winding down of clinical trials for ABX-IL8 in the second quarter of 2002 as compared to the same period in 2001.

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities increased 21% and 37%, respectively, in the three and six months ended June 30, 2002, from the same periods in 2001. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

  •
  Facility Costs

    Facility costs allocated to research and development increased to $9.3 million and $16.9 million, respectively, in the three and six months ended June 30, 2002, respectively, from $5.1 million and $7.8 million in the same periods in 2001. In order to accommodate our increased personnel and research and development activities, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, all of our facility-related costs, primarily rent, depreciation and facility labor, increased in the three and six months ended June 30, 2002, from the same periods in 2001. We expect facility costs allocated to research and development to increase in future periods as we continue our capital expansion. We expect that the primary sources of this increase will be related to operating our new manufacturing facility.

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

  Goodwill and Amortization of Identified Intangible Assets.

        Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) that we acquired through the acquisitions of Hesed Biomed Inc. in November 2001, Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.) and IntraImmune Therapies, Inc. in November 2000, and the acquisition of JT America's interest in Xenotech in December 1999. Amortization of intangible assets increased to $1.8 million and $3.6 million, respectively, in the three and six months ended June 30, 2002, compared to $1.4 million and $2.8 million, respectively, in the same periods in 2001. The increase was due to the amortization of the new technology acquired in our acquisition of Hesed Biomed. Beginning January 1, 2002, upon our adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but will perform impairment tests annually, or earlier if indications of impairment exist. We have conducted an initial impairment test on our goodwill and concluded that no impairment charge was required. In the three and six months ended June 30, 2001, the amortization of goodwill was $628,000 and $1.3 million, respectively. All other intangible assets will continue to be amortized over their estimated useful lives.

  General and Administrative Expenses.

        General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance and human resources and an allocation of facility costs. General and administrative expenses increased to $7.2 million and $13.9 million, respectively, in the three and six months ended June 30, 2002, compared to $4.0 million and $7.8 million, respectively, in the same periods in 2001. The primary reason for the increase in 2002 as compared to 2001, is the increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system. Another significant reason for this increase is the rise in legal costs to support the increased activities of Abgenix, including activities related to intellectual property, securities filings, licensing, financing activities and other contractual matters. We expect personnel, consulting, professional services and other administrative costs to increase further as we continue to build our organization, but at a slower rate.

  Impairment of Investments.

        We purchased an aggregate amount of $80.0 million of common stock of CuraGen and ImmunoGen as strategic investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time we deemed that an impairment of these investments had occurred. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time we determined that a further impairment had occurred. Accordingly, we recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in our results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and our original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and our cost basis as of March 31, 2002. As of June 30, 2002, the cost basis of these investments reflected the public trading prices on June 30, 2002, which is recorded in long-term investments on the balance sheet. If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with the collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by our management and our original cost basis. As of June 30, 2002, the cost basis of this investment reflected the new estimated value, which is recorded in long-term investments on the balance sheet. If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment. We understand that MDS Proteomics is in the process of undergoing a reorganization, which may result in a further decrease in the estimated valuation of our investment in MDS Proteomics. Depending on this ongoing reorganization of MDS Proteomics and other relevant factors, we may deem our investment further impaired at the end of a subsequent period.

  Interest Expense.

        Interest expense consists of interest and amortization of issuance costs on our convertible debt, and interest on our equipment leaseline financing. Interest expense increased to $1.8 million and $2.4 million, respectively, in the three and six months ended June 30, 2002, compared to zero and $0.3 million, respectively, in the same periods ended June 30, 2001. The increase was primarily due to our issuance of $200.0 million of convertible debt in March 2002, which accrues interest at an annual rate of 3.5%. For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock. If a shelf registration statement for the notes representing the convertible debt and the shares into which the notes are convertible is not declared effective by the Securities and Exchange Commission by August 30, 2002, additional interest will accrue at a rate of 0.5% per annum. The shelf registration statement we filed in May 2002 has not yet been declared effective.

Liquidity and Capital Resources

        At June 30, 2002, we had cash, cash equivalents and marketable securities of approximately $546.5 million. In March 2002, we received approximately $194.0 million of net proceeds from our issuance of $200.0 million of convertible debt. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

        Cash Used in Operating Activities.    Net cash used in operating activities was $55.5 million and $14.1 million in the six months ended June 30, 2002 and 2001, respectively. The increase in cash used in operating activities in the six months ended June 30, 2002, compared to the same period in 2001 reflected primarily the following:

  •
  An increase of $27.2 million in funding of research and development and manufacturing costs related to the development of new products.

  •
  An increase of $6.1 million in general and administrative expenses primarily related to an increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system.

  •
  A decrease of $10.8 million in cash from interest income due to lower interest rates and lower average cash balances, and a decrease of $3.3 million in customer payments due to lower contract revenues and the timing of payments received under our contracts.

        Cash Used in Investing Activities.    Net cash used in investing activities was $43.3 million and $68.7 million in the six months ended June 30, 2002 and 2001, respectively. Cash was provided by and used in investing activities as follows:

  •
  Investments of $86.4 million and $20.1 million in capital expenditures in the six months ended June 30, 2002 and 2001, respectively. The investments in 2002 reflect primarily investment in leasehold improvements in our new office facility and process science laboratory and construction in progress for our new manufacturing facility. Additionally, they reflect investments in computer hardware and software, including the acquisition of a new enterprise resource planning system. The investments in 2001 reflect primarily investment in leasehold improvements related to our office space and computer equipment.

  •
  Maturities and sales, net of purchases, of marketable securities of $43.2 million and $37.7 million during the six months ended June 30, 2002 and 2001, respectively.

  •
  Payments of $0.2 million and $71.1 million to the holders of Abgenix Biopharma special shares in connection with our acquisition of Abgenix Biopharma during the six months ended June 30, 2002 and 2001, respectively.

  •
  Investment of $15.0 million in MDS Proteomics in June 2001.

        Cash Provided by Financing Activities.    During the six months ended June 30, 2002, net cash provided by financing activities was $195.6 million, consisting of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $1.6 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan. During the six months ended June 30, 2001, net cash provided by financing activities was $2.8 million, consisting of proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and we are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007, and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. If a shelf registration statement for the notes and the shares into which they are convertible is not declared effective by the Securities and Exchange Commission by August 30, 2002, additional interest will accrue at a rate of 0.5% per annum. The shelf registration statement we filed in May 2002 has not yet been declared effective. Proceeds from the sale of the notes, net of commissions payable to the initial purchasers of the notes but before subtracting other offering expenses payable by us, were $194.0 million.

        In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for our obligations under two facility leases. These were increased in January 2002 to $2.5 and $3.2 million, respectively, in connection with amendments to our facility leases. In September 2001, we obtained a stand-by letter of credit for 1.0 million Canadian dollars from a commercial bank as security for our obligations under a facility lease in Canada. The stand-by letters of credit are secured by an investment account, in which we must maintain a $7.0 million balance. Additionally, in 1997 we leased $2.0 million of our laboratory and office equipment from a financing company. The lease bore interest at approximately 12.5% to 13.0%, and matured in September 2001.

        Financing Uncertainties Related to Our Business Plan.    We plan to continue to make significant expenditures to establish our own manufacturing facility and expand our research and development activities, including pre-clinical product development and clinical trials. We will also continue to look for new technology suppliers as potential acquisitions or alliance collaborators. Over the next six months, we estimate that we will spend approximately $89.5 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend up to approximately $12.0 million on new computer hardware and software, including additions and enhancements to our new enterprise resource planning system. We also plan to spend significant amounts to develop, on a proprietary or co-developed basis, INDs for up to two product candidates in 2002 and at least two per year beginning in 2003. We believe that the annual goals of our customers and collaborators for 2003 and beyond include one or more INDs for additional product candidates based on our XenoMouse technology. In light of initiatives we have underway to increase significantly the number of drugs we have in development, we also expect that our cash used in operating activities will be significantly greater in 2002 than in 2001.

        We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as a bank line of credit, funding by one ore more collaborators or a mortgage financing, that may become available to us. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources to a significant extent. As of June 30, 2002, four of our proprietary product candidates, ABX-CBL, ABX-IL8, ABX-EGF and ABX-MA1, were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1 Year
Phase II	1-2 Years
Phase III	2-4 Years

        However, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trials, including, among others, the following:

  •
  the number of patients that ultimately participate in the trial;

  •
  the duration of patient follow-up that seems appropriate in view of the results;

  •
  the number of clinical sites included in the trials; and

  •
  the length of time required to enroll suitable patient subjects.

        We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for one or more indications for a given product candidate in order to focus our resources on more promising product candidates or indications. For example, in January 2002 and May 2002, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis, respectively, did not support further clinical studies of that product candidate. The failure of our clinical trials can also result in additional research and development expenses. For example, we recorded a charge of $6.7 million for the three months ended June 30, 2002, related to our recent decision to wind down our clinical trials of IL-8.

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

        We also may be required to make further substantial expenditures if unforeseen difficulties arise in other parts of our business. In particular, our future liquidity and capital requirements also will depend on many factors other than our research and development activities, including:

  •
  the retention of existing and establishment of further collaboration, licensing and other agreements, if any;

  •
  the cost of establishing our manufacturing capabilities;

  •
  the cost of conducting commercialization activities and arrangements;

  •
  the time and expense involved in seeking regulatory approvals;

  •
  competing technological and market developments;

  •
  the time and expense of filing and prosecuting patent applications and enforcing or defending against patent claims;

  •
  our investment in, or acquisition of, other companies;

  •
  the amount of product in-licensing in which we engage; and

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and other contractual arrangements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business discussed above, among others, we cannot assure you that this will be the case. In addition, we may choose to, or prevailing business conditions may require us to, obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and other contractual arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through collaborations, licensing and other contractual arrangements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

        History of Net Losses.    We have incurred net losses in each of the last five years of operation, including net losses of $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in

2000, $60.9 million in 2001 and $136.2 million in the six months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was $295.6 million. Our losses to date have resulted principally from:

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

  •
  general and administrative costs relating to our operations; and

  •
  impairment charges related to our strategic investments in CuraGen, ImmunoGen and MDS Proteomics.

        We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This may increase our need for capital and will result in losses for at least several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other contractual arrangements, and the initiation, and success or failure, of clinical trials.

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

Critical Accounting Policies

        The financial results that we report are impacted by the application of a several accounting policies that require us to make subjective and complex judgments. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting policies include revenue recognition, accounting for our equity investments, and the capitalization of clinical trial supplies. Our accounting practices are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. The discussion below is an update to the disclosure in our Annual Report on Form 10-K relating to our method of accounting for our equity investments and capitalization of clinical trial supplies.

Accounting for Equity Investments.

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. As of June 30, 2002, we had a cost basis of $12.8 million in CuraGen common stock, which reflected the public trading price on that date of $5.63 per share. We also had a cost basis on June 30, 2002, of $2.1 million of ImmunoGen common stock, which reflected the public trading price on that date of $2.69. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time we deemed that an impairment of these investments had occurred. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time we determined that a further impairment had occurred. Accordingly, we recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in our results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and our original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and our cost basis as of March 31, 2002. As of June 30, 2002, the cost basis of these investments reflected the public trading prices on June 30, 2002, which is recorded in long-term investments on the balance sheet. If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments. We purchased $15 million of CuraGen in December 1999 at price of $17.90 per share and $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on our investment in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by our management and our original cost basis. As of June 30, 2002, the cost basis of this investment reflected the new estimated value, which is recorded in long-term investments on the balance sheet. If we deem our investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment. We understand that MDS Proteomics is in the process of undergoing a reorganization, which may result in a further decrease in the estimated valuation of our investment in MDS Proteomics. Depending on this ongoing reorganization and other relevant factors, we may deem our investment further impaired at the end of a subsequent period.

Capitalization of Clinical Trial Supplies.

        We pay fees to outside contractors for the manufacture of our antibody therapeutic product candidates. Such fees are capitalized as prepaid expense and are expensed upon the use of the materials, primarily as they are used in clinical trials. We would immediately expense previously capitalized costs if the asset were not expected to have an alternative future use, such as use in multiple independent trials. In the second quarter of 2002, as a result of our decision to wind down our clinical trials of IL-8, we recorded a charge of $6.7 million relating to clinical trial supplies that we had previously capitalized. As of June 30, 2002, the balance of prepaid clinical trial supplies was $12.1 million. We may incur additional expenses related to clinical supply writedowns depending on the outcome of ongoing clinical trials.

Contractual Obligations and Commercial Commitments

        As of June 30, 2002, future minimum payments for all contractual obligations for years subsequent to December 31, 2001 were as follows:

	Total	2002	2003- 2004*	2005- 2006*	After 2006
	(in thousands)
Contractual Obligations
Operating leases	$165,856	$10,802	$25,761	$27,782	$101,511
Convertible debt	200,000	—	—	—	200,000
Total	$365,856	$10,802	$25,761	$27,782	$301,511

*
Amounts represent total of minimum payments for the entire period.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%, and we are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash balance to repay the $200.0 million principal amount of our convertible debt. If our cash balance at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes. In addition, we expect to make interest payments on the notes of $5.8 million in 2002, $7.0 million per year for years of 2003 through 2006, and $1.2 million in 2007, assuming all the notes remain outstanding until their maturity date. If a shelf registration statement for the notes and the shares into which they are convertible is not declared effective by the Securities and Exchange Commission by August 30, 2002, additional interest will accrue at a rate of 0.5% per annum. The shelf registration statement we filed in May 2002 has not yet been declared effective.

        Other significant commercial commitments include the following:

  •
  Purchase commitments totaling $83.5 million to contractors related to the design and construction of our new office and manufacturing facility;

  •
  Purchase commitments totaling $2.9 million to Lonza in non-cancelable orders related to future deliveries of our product candidates for use in our clinical trials over approximately the next twelve months;

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

  •
  A commitment to share equally all development costs for ABX-EGF pursuant to our joint development and commercialization agreement with Immunex. Development costs are determined by the development plan agreed upon by a joint steering committee. We and Immunex share responsibility for product development; and

  •
  Research and development and pre-launch marketing commitments to Gliatech, Inc. of at least $2.0 million annually, including approximately $2.6 million over the sixteen-month period ending October 31, 2003, for pre-clinical studies, in connection with a license, development and commercialization agreement. In addition, we have committed to make payments for the achievement of certain development milestones and to pay royalties based on potential product sales, if any.

Additional Factors That Might Affect Future Results

Risks Related to our Finances

We are an early stage company without commercial therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

        You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will require significant additional investment in research and development, preclinical testing and clinical trials, and in regulatory and sales and marketing activities, to commercialize current and future product candidates. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses and we expect to continue to incur losses for the foreseeable future.

        We have incurred net losses in each of the last five years of operation, including net losses of $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001 and $136.2 million in the six months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was $295.6 million. Our losses to date have resulted principally from:

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

  •
  general and administrative costs relating to our operations; and

  •
  impairment charges related to our strategic investments in CuraGen, ImmunoGen, and MDS Proteomics.

        We expect to incur additional losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other contractual arrangements, and the initiation, success or failure of clinical trials.

We are currently unprofitable and may never be profitable, and our future revenues could fluctuate significantly.

        Prior to June 1996, Cell Genesys owned our business and operated it as a separate business unit. Since that time, we have funded our research and development activities primarily from private placements and public offerings of our securities and from revenues generated by our licensing and other contractual arrangements.

        We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and other contractual arrangements and from interest income. To date, payments under licensing and other agreements have been in the form of option fees, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:

  •
  enter into further co-development, licensing or other agreements;

  •
  successfully complete preclinical development or clinical trials;

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

        We will continue to expend substantial resources for the expansion of research and development, including costs associated with conducting preclinical development and clinical trials. In the six months ended June 30, 2002, we spent $67.9 million on research and development and in the years ended December 31, 2001, 2000 and 1999, we spent $96.2 million, $50.1 million and $21.1 million, respectively, on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

  •
  the scope and results of preclinical development and clinical trials;

  •
  the retention of existing and establishment of further co-development, licensing and other agreements, if any;

  •
  continued scientific progress in our research and development programs;

  •
  the size and complexity of these programs;

  •
  the cost of establishing manufacturing capabilities and conducting commercialization activities and arrangements;

  •
  the time and expense involved in seeking regulatory approvals;

  •
  competing technological and market developments;

  •
  the time and expense of filing and prosecuting patent applications, and enforcing and defending against patent claims;

  •
  our investment in, or acquisition of, other companies;

  •
  the amount of product or technology in-licensing in which we engage; and

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and other contractual arrangements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business, including the uncertainties listed above, we cannot assure you that this will be the case. In addition, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and other agreements or arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through licensing and other contractual arrangements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

Our strategic investments expose us to equity price risk and our investments in those companies may be deemed impaired, which would affect our results of operations.

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. As of June 30, 2002, we had a cost basis of $12.8 million in CuraGen common stock, which reflected the public trading price on that date of $5.63 per share. We also had a cost basis on June 30, 2002, of $2.1 million of ImmunoGen common stock, which reflected the public trading price on that date of $2.69. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time we deemed that an impairment of these investments had occurred. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time we determined that a further impairment had occurred. Accordingly, we recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in our results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and our original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and our cost basis as of March 31, 2002. As of June 30, 2002, the cost basis of these investments reflected the public trading prices on June 30, 2002, which is recorded in long-term investments on the Balance Sheet. If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments. We purchased $15 million of CuraGen in December 1999 at price of $17.90 per share and $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on this investment in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by our management and our original cost basis. As of June 30, 2002, the cost basis of this investment reflected the new estimated value, which is recorded in long-term investments on the balance sheet. If we deem our investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment. We understand that MDS Proteomics is in the process of undergoing a reorganization, which may result in a further decrease in the estimated valuation of our investment in MDS Proteomics. Depending on this ongoing reorganization and other relevant factors, we may deem our investment further impaired at the end of a subsequent period.

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

        Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing and clinical trials.

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

        Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, in January 2002 and May 2002, respectively, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis did not support further clinical studies of that product candidate. These and other potential failures may delay the development of other product candidates. As a result of these failures, we may also be unable to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development charges. For example, our recent decision to wind down our clinical trials for ABX-IL8 led us to record a charge of $6.7 million relating to clinical supplies that we had previously capitalized. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We currently rely on third-party manufacturers, and we may have difficulty conducting clinical trials of our product candidates if a manufacturer does not perform in accordance with our expectations.

        To date we have relied on a single contract manufacturer, Lonza Biologics, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We may also rely on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center produces ABX-MA1 for use in our clinical trials. While our Fremont manufacturing facility is expected to be operational by the end of 2002, thus creating additional capacity, which we will control, we cannot assure you that this facility will open when expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza is making available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement granting us an option to negotiate an additional manufacturing supply agreement that would have provided us with additional capacity. In July of 2002, after evaluation of our revised capacity needs, we notified Lonza that we have decided not to continue these negotiations.

        Lonza has a limited number of facilities in which it can produce our product candidates and has limited experience in manufacturing them in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations that meet acceptable standards for our clinical trials.

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

        We are building our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction has started and we expect this facility to be operational by the end of 2002. The costs of the facility, including design fees, permits, validation, leasehold improvements and equipment, will approximate $140 million. Construction of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. We have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with those regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to establish and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

        We also may encounter problems with the following:

  •
  production yields;

  •
  quality control and assurance;

  •
  availability of qualified personnel;

  •
  on-going compliance with FDA regulations;

  •
  production costs; and

  •
  development of advanced manufacturing techniques and process controls.

        We continually evaluate our options for commercial production of our antibody therapeutic products, which include use of third-party manufacturers, establishing our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract manufacturing facility that has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We may not be able to contract with any of these companies on acceptable terms, if at all.

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

  •
  fund preclinical development, clinical trials and manufacturing;

  •
  seek and obtain regulatory approvals; and

  •
  successfully commercialize existing and future product candidates.

        Our ability to continue our current collaborations and to enter into additional third party collaborations is dependent in large part on our ability to successfully demonstrate that our XenoMouse technology is an attractive method of developing fully human antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only five fully human antibody therapeutic product candidates generated with XenoMouse technology have entered clinical testing. We announced in May 2002 that one of these product candidates has not met our expectations. In addition, our current expectations of the number of INDs to be filed by our collaborators is lower than our previous estimates. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

        Our dependence on licensing, collaboration and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

  •
  limit the number of product candidates that we will be able to develop and commercialize;

  •
  reduce the likelihood of successful product introduction;

  •
  significantly increase our capital requirements; and

  •
  place additional strain on our management's time.

        Existing or future collaborators may pursue alternative technologies, including those of our competitors. These types of transactions could have the effect of making a collaboration with us less attractive to them for a number of reasons. For example, if an existing collaborator purchases a company that is one of our competitors, that company could be less willing to continue its collaboration with us. In addition, a company that has a strategy of purchasing companies with attractive technologies might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

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

        Certain material changes affecting an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may withdraw any required approvals after we obtain them. We may not maintain compliance with other regulatory requirements. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third-party manufacturers may be subject to sanctions, including:

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

        Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of therapies using our antibody product candidates, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept or utilize any product candidates that we or our customers develop. The failure of our products to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

We do not have marketing and sales experience, which may require us to rely on others to market and sell our products and may make it more challenging for us to commercialize our product candidates.

        Although we have been marketing our XenoMouse technology to potential customers and collaborators for several years, we do not have marketing, sales or distribution experience or capability with respect to our therapeutic product candidates. We intend to enter into arrangements with third parties to market and sell most of our therapeutic product candidates when we commercialize them, which may be as early as 2004. We may not be able to enter into these marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, we will need to develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Our failure to enter into successful marketing arrangements with third parties and our inability to conduct such activities ourselves would materially harm our business, financial condition and results of operations.

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

        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be approved or any resulting patents will be enforced. In addition, third parties may challenge, invalidate or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

        Genentech, Johnson & Johnson, Glaxo and Transkaryotic Therapics, Inc. each own or control a U.S. patent that relates to recombinant cell lines or methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by any of these patents, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these patent claims were in force.

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

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, a wholly owned subsidiary of Medarex, Inc., Medarex's collaborator, Kirin Brewing Co. Ltd.; Genmab A/S; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc.; MorphoSys AG; Xenerex Biosciences Inc., a subsidiary of Avanir Pharmaceuticals; and XLT Biopharmaceuticals Ltd.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat, Novartis AG, Pharmacia Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are also aware that ImClone, AstraZeneca, plc, Glaxo and a collaboration of OSI Pharmaceuticals, Inc.,

Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials. Furthermore, we are aware that AstraZeneca has received licensing approval in Japan for its experimental cancer drug Iressa, which may compete with ABX-EGF.

        Many of these companies and institutions, either alone or together with their customers, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their customers, have significantly greater experience than we do in:

  •
  developing products;

  •
  undertaking preclinical testing and human clinical trials;

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

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between July 1, 2001 and June 30, 2002, our common stock closed as high as $44.10 per share and as low as $9.32 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

  •
  our financial results;

  •
  fluctuations in our operating results;

  •
  announcements of technological innovations or new commercial therapeutic products by us or our competitors;

  •
  published reports by securities analysts;

  •
  developments in our clinical trials and in clinical trials for potentially competitive product candidates;

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

        A company is required to register as an investment company under the Investment Company Act of 1940, or the 1940 Act, if, among other things, and subject to various exceptions:

  •
  it is or holds itself out to be engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

  •
  it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such company's total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

        A major portion of our assets has been invested in investment grade interest-bearing securities. Such investments could in some circumstances require us to register as an investment company under the 1940 Act. Registration under the 1940 Act, or a determination that we failed to register when required to do so, could have a material adverse impact on us. We believe that we are and will remain exempt from the registration requirements, but absent interpretation by the courts or the SEC of the relevant exemption as applied to companies engaged in research and development, this result cannot be assured. In addition, a change in our allocation of assets on account of 1940 Act concerns could reduce the rate of return on our liquid assets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Interest Rate Risk.    The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $7.0 million at June 30, 2002, and approximately $5.6 million at December 31, 2001.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen, ImmunoGen and MDS Proteomics. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the market price of these securities was approximately

$14.9 million and $64.1 million as of June 30, 2002 and December 31, 2001, respectively. Accordingly, we recorded impairment charges of $34.7 million for the three months ended March 31, 2002, and of $30.4 million for the three months ended June 30, 2002, related to our investments in CuraGen and ImmunoGen. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. For example, for the three months ended June 30, 2002, the market prices of CuraGen and ImmunoGen common stock declined by approximately 65% and 76%, respectively. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.5 million from the fair value of those investments at June 30, 2002. Additional price declines could cause us to record additional impairment charges in future periods.

        An adverse movement of equity market prices generally would also have an impact on the valuation of our non-publicly traded strategic equity securities, such as MDS Proteomics. Such a movement and the related underlying economic conditions would negatively impact the prospects of any company we invest in, its ability to raise capital and the likelihood of our being able to realize our investment through liquidity events such as a public offering, merger or private sale. For the three months ended June 30, 2002, we incurred a $7.1 million charge related to a write-down of our investment in MDS Proteomics, and we may incur future write-downs of these securities. At June 30, 2002, our strategic investment in MDS Proteomics had a carrying amount of $7.9 million.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable.

Recent Sales of Unregistered Securities

        Not applicable.

ITEM 3. Defaults upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to Vote of Security Holders

        At our Annual Meeting of Stockholders, held on June 4, 2002, one matter, the election of directors, was voted upon. The following is tabulation of votes with respect to each nominee.

	Votes
Nominee
	For	Withheld
R. Scott Greer	60,995,462	118,459
M. Kathleen Behrens	60,612,975	500,946
Raju S. Kucherlapati	61,000,530	113,391
Mark B. Logan	60,567,940	545,981
Raymond M. Withy	61,001,037	112,884

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2	(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.

(1)
Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415).

(2)
Incorporated by reference to the same exhibit filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)
Reports on Form 8-K

        We are filing a Form 8-K on August 14, 2002, reporting under Item 9—Regulation FD Disclosure, the written certifications which accompany this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: August 14, 2002

ABGENIX, INC. (Registrant)
/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
/s/ KURT LEUTZINGER Kurt Leutzinger Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002
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