Form 10-Q
period 2002-09-30
ABGENIX INC
filed 2002-11-14
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of October 31, 2002 there were 87,574,527 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,668	$99,663
Marketable securities	274,926	394,070
Interest receivable	3,658	3,977
Accounts receivable, net	2,596	3,454
Prepaid expenses and other current assets	20,577	14,474

Total current assets	490,425	515,638
Property and equipment, net	203,233	86,467
Long-term investments	20,108	79,119
Goodwill, net	34,780	34,780
Identified intangible assets, net	94,163	99,526
Deposits and other assets	31,794	22,346

	$874,503	$837,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,893	$17,446
Deferred revenue	3,143	11,751
Accrued liabilities	13,411	13,473
Acquisition liabilities	1,943	2,158

Total current liabilities	34,390	44,828
Deferred rent	3,863	2,078
Convertible subordinated notes	200,000	—
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 87,456,797 and 86,835,165 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	9	9
Additional paid-in capital	963,258	961,456
Accumulated other comprehensive income (loss)	2,447	(11,046)
Accumulated deficit	(329,464)	(159,449)

Total stockholders' equity	636,250	790,970

	$874,503	$837,876

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Contract revenue	$2,635	$4,073	$16,135	$16,603
Interest and other income	5,068	6,292	15,460	24,263

Total revenues	7,703	10,365	31,595	40,866

Costs and expenses:
Research and development	29,570	24,451	97,489	65,189
Amortization of goodwill	—	655	—	1,912
Amortization of identified intangible assets, related to research and development	1,815	1,465	5,437	4,301
General and administrative	8,945	6,434	22,872	14,279
Impairment of investments	—	—	72,151	—
Interest expense	1,228	1	3,661	256

Total costs and expenses	41,558	33,006	201,610	85,937

Net loss	$(33,855)	$(22,641)	$(170,015)	$(45,071)

Basic and diluted net loss per share	$(0.39)	$(0.26)	$(1.95)	$(0.52)

Shares used in computing basic and diluted net loss per share	87,395	86,166	87,122	85,927

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(170,015)	$(45,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	8,685	3,657
Amortization of goodwill	—	1,912
Amortization of identified intangible assets	5,437	4,301
Impairment of investments	72,151	—
Changes for certain assets and liabilities:
Interest receivable	319	2,734
Accounts receivable	858	(126)
Prepaid expenses and other current assets	(6,103)	(289)
Deposits and other assets	(1,433)	(5,154)
Accounts payable	(1,553)	8,632
Deferred revenue	(8,608)	(3,484)
Accrued liabilities	(62)	5,322
Deferred rent	1,785	1,047

Net cash used in operating activities	(98,539)	(26,519)

Investing activities
Purchases of marketable securities	(113,939)	(911,886)
Maturities of marketable securities	134,414	937,159
Sales of marketable securities	99,022	1,488
Purchases of property and equipment	(124,790)	(44,093)
Investment in note receivable	(2,750)	—
Purchases of long-term investments	—	(15,851)
Payments for acquisition liabilities	(215)	(72,731)
Purchase of intangible assets	—	(1,300)

Net cash used in investing activities	(8,258)	(107,214)

Financing activities
Net proceeds from issuance of convertible subordinated notes	194,000	—
Net proceeds from issuances of common stock	1,802	3,161
Payments on long-term debt	—	(316)

Net cash provided by financing activities	195,802	2,845

Net increase (decrease) in cash and cash equivalents	89,005	(130,888)
Cash and cash equivalents at beginning of period	99,663	167,242

Cash and cash equivalents at end of period	$188,668	$36,354

See accompanying notes.

ABGENIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year or for any other future period.

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

  •
  Option fees: Fees for granting options to obtain product licenses to develop a product are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first. If the option fee is commingled with the license fee in the contract, and if the fees related to the license are recognized as revenue up-front, the Company estimates the relative fair value of the option component and recognizes the revenue attributed to the option component separately in accordance with its revenue recognition policy.

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

        Upon adoption of the new Business Combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $120,000 has been reclassified to goodwill in 2002. During the three and nine months ended September 30, 2002, no goodwill was acquired, impaired or written off.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(33,855)	$(22,641)	$(170,015)	$(45,071)
Goodwill and workforce amortization	—	655	—	1,912

Adjusted net loss	$(33,855)	$(21,986)	$(170,015)	$(43,159)

Reported basic and diluted loss per share	$(0.39)	$(0.26)	$(1.95)	$(0.52)
Goodwill and workforce amortization	—	0.01	—	0.02

Adjusted basic and diluted loss per share	$(0.39)	$(0.25)	$(1.95)	$(0.50)

	Year Ended December 31,
	2001	2000	1999
Reported net loss	$(60,856)	$(8,793)	$(20,499)
Goodwill and workforce amortization	2,548	448	—

Adjusted net loss	$(58,308)	$(8,345)	$(20,499)

Reported basic and diluted loss per share	$(0.71)	$(0.11)	$(0.35)
Goodwill and workforce amortization	0.03	0.01	—

Adjusted basic and diluted loss per share	$(0.68)	$(0.10)	$(0.35)

        Reclassifications—Certain prior period balances have been reclassified to conform to the current period presentation.

2.    Comprehensive Income (Loss)

        Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(33,855)	$(22,641)	$(170,015)	$(45,071)

Other comprehensive income (loss):
Unrealized holding losses arising during period	(1,547)	(42,595)	(51,550)	(22,789)
Less: reclassification adjustment for losses recognized in net loss	—	—	65,043	—

Net unrealized gains (losses) on securities	(1,547)	(42,595)	13,493	(22,789)

Comprehensive loss	$(35,402)	$(65,236)	$(156,522)	$(67,860)

3.    Identified Intangible Assets

        During the three and nine months ended September 30, 2002, no identified intangible assets were acquired, impaired or written off.

        Identified intangible assets as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of September 30, 2002:
Acquisition-related developed technology	$106,183	$14,843	$91,340
Other intangible assets	3,016	193	2,823

Identified intangible assets	$109,199	$15,036	$94,163

As of December 31, 2001:
Acquisition-related developed technology	$106,183	$9,546	$96,637
Other intangible assets	3,016	127	2,889

Identified intangible assets	$109,199	$9,673	$99,526

        Amortization of acquisition-related intangibles was $1.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 2002, and $1.4 million and $4.3 million, respectively, for the three and nine months ended September 30, 2001. Amortization of other intangible assets was $46,000 and $139,000, respectively, for the three and nine months ended September 30, 2002, and $17,000 for the three and nine months ended September 30, 2001. All of the company's acquired identified intangibles other than goodwill are subject to amortization.

        Expected amortization expense related to identified intangible assets for the three-month period from October 1, 2002, to December 31, 2002, and each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Acquisition-related intangibles	$1,769	$7,076	$7,076	$7,077	$7,077	$61,265	$91,340
Other intangible assets	$45	$182	$182	$183	$183	$2,048	$2,823

4.    Convertible Subordinated Notes

        In March 2002, the Company issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of Abgenix common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and the Company is obligated to pay interest by March 15 and September 15 of each year. The Company made its first payment of $1.8 million on September 11, 2002. The notes will mature on March 15, 2007, and are redeemable at the Company's option on or after March 20, 2005, or earlier if the price of the Company's common stock exceeds specified levels. In addition, the holders of the notes may require the Company to repurchase the notes if the Company undergoes a change in control.

5.    Impairment of Investments

        The Company purchased an aggregate amount of $80.0 million of common stock of CuraGen Corporation and ImmunoGen, Inc. as strategic investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under the Company's accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, the Company's investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time the Company deemed that an impairment of these investments had occurred. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time the Company determined that a further impairment had occurred. Accordingly, the Company recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in the Company's results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and the Company's original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and the Company's cost basis as of March 31, 2002. At September 30, 2002, the CuraGen investment was trading below its June 30, 2002 values; however, the Company judged that this loss may be temporary and therefore did not record further impairment charges on the investment. As of September 30, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and the net unrealized holding loss of $2.8 million, which reflects the difference between the market price of these securities as of September 30, 2002, and the Company's cost basis as of June 30, 2002, are reported as a component of stockholders' equity. If the Company deems these investments further impaired at the end of any future period, the Company may incur an additional impairment charge on these investments.

        In addition, the Company invested $15.0 million in MDS Proteomics Inc., a privately held company, in connection with the Company's collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of this investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, the Company estimated that the value of its investment had declined to $7.9 million and that an impairment of this investment had occurred. Accordingly, the Company recorded an impairment charge of $7.1 million in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by Abgenix management and the Company's original cost basis. The Company did not record further impairment charges in the third quarter of 2002. As of September 30, 2002, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet. If the Company deems its investment in MDS Proteomics further impaired at the end of any future period, the Company may incur an additional impairment charge on this investment.

6.    Segment Information

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Revenues from four customers represented 35%, 31%, 16% and 14%, respectively, of contract revenues for the three months ended September 30, 2002, compared with the same period in 2001, in which three customers represented 49%, 19%, and 17%, respectively, of contract revenues. Revenues from three customers represented 53%, 13% and 11%, respectively, of contract revenues for the nine months ended September 30, 2002, compared with the same period in 2001, in which three customers represented 49%, 22%, and 10%, respectively, of contract revenues.

7.    Recent Accounting Pronouncement

        In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. The Company adopted SFAS 146 in the fourth quarter of 2002. The Company does not expect the adoption of SFAS 146 to be significant to the results of operations for the fourth quarter of 2002.

8.    Subsequent Event—Restructuring Plan

        In October 2002, the Company announced a restructuring plan. The restructuring plan is expected to result in a reduction in force of approximately 15%. Accordingly, the company anticipates recording a restructuring charge during the fourth quarter of 2002 of approximately $2.0 million, comprised primarily of involuntary termination benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under the heading "Additional Factors that Might Affect Future Results". In this Quarterly Report on Form 10-Q, references to "Abgenix," we," "us," and "our" are to Abgenix, Inc. and its subsidiaries.

Overview

        We are a biopharmaceutical company that develops and intends to commercialize antibody therapeutic products for the treatment of a variety of disease conditions, including cancer, inflammatory and autoimmune disorders, transplant-related diseases, cardiovascular disease and infectious diseases. We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Quarterly Report on Form 10-Q we refer to these candidates as fully human antibody therapeutic product candidates. We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through joint development and licensing arrangements with pharmaceutical companies and others, and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse and XenoMax technologies. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, as of September 30, 2002, we had four proprietary antibody product candidates in clinical trials, one of which we are co-developing with Amgen and Immunex Corp., a wholly-owned subsidiary of Amgen, and one of which we are co-developing with SangStat Medical Corporation, in each case under joint development and commercialization agreements.

        As of September 30, 2002, we had entered into contracts covering numerous antigen targets with thirty-one customers to use our XenoMouse and XenoMax technologies to generate and/or develop the resulting fully human antibodies. As of September 30, 2002, we had also entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We do not currently intend to license our SLAM technology for use by any other parties. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. Also, with the opening of our manufacturing facility later this year, we plan to enter into contracts for antibody manufacturing services. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technology. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, pursuant to these contracts we generate fully human antibodies to the antigen targets provided or identified by our collaborators. The contracts typically contain provisions that allow either Abgenix or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to purchase the common stock of a collaborator for strategic reasons. For example, we have made equity investments in CuraGen Corporation and MDS Proteomics Inc. in connection with our collaborations with these parties.

  •
  Proprietary Product Development—In each of July and August 2000, we entered into a joint development and commercialization agreement. Pursuant to one of these agreements, we are co-developing ABX-EGF, a fully human antibody we created, with Amgen and Immunex. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We are obligated to pay 50% of the development costs and are entitled to 50% of any profits from sales of collaboration products. We also share responsibility for product development. We will be responsible for completing the ongoing Phase 1 trial and any additional Phase 1 trials that are initiated, and both companies share responsibility for the execution of Phase 2 trials across a variety of indications. Amgen will have primary responsibility for Phase 3 clinical trials and will market any potential products, while we will have co-promotion rights. The other agreement is with SangStat for ABX-CBL, an antibody we developed. Under that agreement, SangStat paid us an initial license fee in 2000, a second milestone payment in 2001, and a final milestone payment in 2002. We and SangStat will share equally in all development costs and any profits from sales of collaboration products. We and SangStat also share responsibility for product development, including the ongoing Phase 2/3 clinical trials. SangStat will market any potential product and we will be responsible for manufacturing ABX-CBL.

    We intend to build our product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, entering into additional development and commercialization agreements with pharmaceutical and biotechnology companies and, in some cases, self funding clinical activities to determine preliminary safety and efficacy. We plan to enter into additional agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may involve sharing of costs and profits.

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

  •
  Technology In-Licensing—We also license technology from other parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The other party may also agree to produce antibody therapeutic candidates for us using its own technology. For example, Gliatech, Inc. has granted us a license to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin. These agreements often also obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to purchase common stock of the other party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen, Inc. in connection with our agreement with that company.

        As of September 30, 2002, we had four proprietary antibody therapeutic product candidates that were in clinical trials, two of which were being co-developed with collaborators, as follows:

  •
  ABX-EGF—Generated using XenoMouse technology, ABX-EGF is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We are co-developing this candidate with Amgen and Immunex under a joint development and commercialization agreement. The status of clinical trials for ABX-EGF is as follows:

  •
  Various cancers—We initiated a Phase 1 clinical trial for ABX-EGF in cancer in July 1999 and enrollment is ongoing.

  •
  Renal cell cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with renal cell cancer in April 2001 and enrollment is ongoing.

  •
  Non-small cell lung cancer—Immunex initiated a Phase 2 clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001 and enrollment is ongoing.

  •
  Colorectal cancer—Immunex initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001 and enrollment is ongoing. Immunex initiated a separate Phase 2 clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer in January 2002, in which enrollment is ongoing.

  •
  Prostate cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF in patients with hormone resistant prostate cancer without metastasis in January 2002, in which enrollment is ongoing.

  •
  ABX-CBL—We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease, or GVHD. We have completed a Phase 2 clinical trial for ABX-CBL and initiated a Phase 2/3 clinical trial in December 1999, in which enrollment was completed in July 2002. In August 2000, we entered into a joint development and commercialization agreement with SangStat for ABX-CBL.

  •
  ABX-MA1—Generated using XenoMouse technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase 1 clinical trial for ABX-MA1 in metastatic melanoma in February 2002, in which enrollment is ongoing.

  •
  ABX-IL8—Generated using XenoMouse technology, ABX-IL8 is a fully human antibody therapeutic product candidate for the treatment of inflammatory diseases and cancer, including psoriasis, chronic obstructive pulmonary disease, or COPD, and metastatic melanoma. The status of clinical trials for ABX-IL8 is as follows:

  •
  Psoriasis—We have completed Phase 1, Phase 1/2 and Phase 2a clinical trials, and, in May 2002, a Phase 2b clinical trial. After analyzing the results of the Phase 2b trial, we reached the conclusion that the results did not warrant continuing to develop ABX-IL8 as a treatment for psoriasis. Accordingly, we have terminated this program.

  •
  Chronic obstructive pulmonary disease—We initiated a Phase 2a clinical trial in September 2001. After analyzing the results of the psoriasis Phase 2b trial, we decided in June 2002 to conclude this study as quickly as possible, consistent with patient safety follow-up.

  •
  Metastatic melanoma—We filed an IND in December 2001 and initiated a Phase 2 clinical trial in February 2002, in which enrollment was expected to begin in the second quarter of 2002. After analyzing the results of the psoriasis Phase 2b trial, we decided that we would not proceed with this study.

        We have jointly agreed to develop and commercialize two of these proprietary antibody therapeutic product candidates. We intend to enter into additional joint development agreements for other product candidates earlier in the product development lifecycle then when we entered into our existing joint development agreements. We will expend significant capital to conduct clinical trials or share in the costs of conducting clinical trials, for our proprietary product candidates. We expect that this will substantially increase our capital needs over the next few years and increase our operating losses.

        In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are two customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

  •
  Pfizer—We generated a XenoMouse-derived fully human antibody therapeutic product candidate for treating cancer that Pfizer has advanced into clinical trials.

  •
  Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to an undisclosed antigen target that Amgen has advanced into clinical trials.

Results of Operations

Three Months and Nine Months Ended September 30, 2002 and 2001

  Contract Revenues.

        Contract revenues totaled $2.6 million and $16.1 million, respectively, in the three and nine months ended September 30, 2002, compared to $4.1 million and $16.6 million, respectively, in the comparable 2001 periods. Because they depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict. Over the next several years, we expect revenue from antibody manufacturing services and product development to exceed revenues from technology licenses.

        The primary components of contract revenues for both periods were as follows:

  •
  Proprietary Product Development

    We recognized a total of $0.4 million and $2.9 million, respectively, in the three and nine months ended September 30, 2002, compared to $2.7 million and $11.7 million, respectively, in the comparable 2001 periods, pursuant to our joint development and commercialization agreements for the development of ABX-EGF and ABX-CBL. In both periods, these revenues included reimbursement of development costs. In 2001 this revenue also included milestone and license fees. The license fees were recognized ratably over the contractual performance periods. Under the ABX-EGF agreement, this was the 17-month period ended December 31, 2001. Under the ABX-CBL agreement, this was the 6-month period ended January 31, 2001.

  •
  Technology Licensing

    We recognized a total of $2.2 million and $13.2 million, respectively, in the three and nine months ended September 30, 2002, compared to $1.4 million and $4.9 million, respectively, in the comparable 2001 periods, from licensing our proprietary technologies. Revenues consisted primarily of the following:

    •
    Celltech R&D Ltd.—In the three months ended March 31, 2002, we recognized $8.4 million under an agreement with Celltech in which we granted a license of our SLAM technology. We received payments totaling $16.8 million in the fourth quarter of 2001 representing a research license fee and service fees for the transfer of technology, net of $0.2 million in shared closing costs. We recognized these fees over the six-month period ended March 31, 2002, during which we fulfilled our obligations to provide Celltech with the applicable protocols, technical information and training to enable Celltech to effectively utilize the SLAM technology.

    •
    Additionally, in the three and nine months ended September 30, 2002 and 2001, we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments, and option fees, under agreements related to the licensing of our XenoMouse technology. We received fees primarily from Pfizer, Amgen and CuraGen in the three and nine-month periods ended September 30, 2002 and 2001.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $5.1 million and $15.5 million, respectively, in the three and nine months ended September 30, 2002, compared to $6.3 million and $24.3 million, respectively, in the same periods in 2001. The decrease was due to lower interest rates and lower average cash, marketable securities and cash equivalent balances. Interest income is expected to decrease in the fourth quarter of 2002, as average cash balances decrease.

  Research and Development Expenses.

        Research and development expenses increased to $29.6 million and $97.5 million, respectively, in the three and nine months ended September 30, 2002 from $24.4 million and $65.2 million, respectively, in the same periods in 2001. Management separates research and development expenditures into amounts related to preclinical research and development, amounts related to clinical development programs and amounts related to facilities as follows:

  •
  Preclinical Research and Development Costs

    Preclinical research and development costs include costs associated with preclinical research, development and testing of our product candidates, such as the costs of Abgenix personnel, costs charged by outside contractors and the costs of technology in-licensing. Research costs increased to $15.2 million and $42.1 million, respectively, in the three and nine months ended September 30, 2002, from $7.5 million and $21.9 million, respectively, in the same periods in 2001. The increase was due to the increased level of product development activities, including activities related to new target validation, process sciences and bioinformatics. Additionally, the increase was due to building the infrastructure for manufacturing, including quality assurance and quality control, and developing new technology, including our SLAM technology. We expect preclinical research and development costs in the fourth quarter of 2002 to be comparable to these costs in the third quarter of 2002. We will incur costs as we continue to build our manufacturing infrastructure and support our preclinical activities related to clinical trials, which will be offset in part by cost reductions related to the restructuring we announced in October 2002. Major components of the increase in the three and nine months ended September 30, 2002, from the same periods in 2001 were as follows:

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support preclinical research and development activities increased 62% and 76%, respectively, in the three and nine months ended September 30, 2002, from the same periods in 2001. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

    •
    Cost of Outside Contractors—The increase in preclinical research and development costs for the nine months ended September 30, 2002, from the same periods in 2001 included costs associated with the development of our cell lines for our product candidates, primarily performed by an outside contractor, Lonza Biologics. In addition, for the nine months ended September 30, 2002, the increase included a $1.7 million charge in the second quarter of 2002 related to an option fee. The option was for the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement. After evaluation of our capacity needs, we notified Lonza that we had decided to discontinue negotiations, and therefore expensed the option fee, which had previously been capitalized.

    •
    Third-Party Development—We paid fees to Gliatech related to pre-clinical studies Gliatech is performing to develop and commercialize fully human antibody therapeutic candidates against the complement protein properdin.

  •
  Clinical Costs

    As of September 30, 2002, we were conducting clinical trials for four product candidates. Clinical costs include costs of conducting clinical trials, such as research fees and drug supply costs charged by outside contractors and costs of Abgenix personnel. Clinical costs decreased to $7.5 million in the three months ended September 30, 2002, from $11.3 million in the same period in 2001. Clinical costs increased to $31.6 million in the nine months ended September 30, 2002, from $29.8 million in the same period in 2001. The decrease in the three months ended September 30, 2002 was primarily related to the decrease in clinical trials being conducted for ABX-IL8 as compared to 2001. The increase in the nine-month period in 2002 compared to

    2001 was primarily due to the write-down of clinical trial supplies resulting from the discontinuance of clinical trials for ABX-IL8. Excluding the clinical trial supplies write-down, clinical costs would have decreased for the nine months ended September 30, 2002 primarily due to the decrease in the clinical trials being conducted for ABX-IL8. Pursuant to our joint development and commercialization agreements, we share equally in the costs of developing and commercializing ABX-EGF and ABX-CBL with Amgen and SangStat, respectively. We expect costs associated with conducting clinical trials to increase in the fourth quarter of 2002 compared to the third quarter of 2002 as we add patients to our various ABX-EGF clinical trials. Major components of the changes in the three and nine months ended September 30, 2002, were as follows:

    •
    Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs, and data management costs, and drug supply costs decreased 56% in the three months ended September 30, 2002 from the same period in 2001. The decrease, as compared to the same period in 2001, was primarily due to the winding down of clinical trials for ABX-IL8 beginning in the second quarter of 2002. Clinical research fees and drug supply costs increased 65% in the nine months ended September 30, 2002 from the same period in 2001. The increase was primarily due to a $6.7 million charge in the second quarter of 2002 for previously capitalized clinical trial supplies for ABX-IL8.

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities decreased 5% in the three months ended September 30, 2002, from the same period in 2001, and increased 20% in the nine months ended September 30, 2002 from the same period in 2001. Personnel costs include salary, fringe benefits, recruiting and relocation costs.

  •
  Facility Costs

    Facility costs allocated to research and development increased to $6.9 million and $23.8 million, respectively, in the three and nine months ended September 30, 2002, respectively, from $5.6 million and $13.5 million, respectively, in the same periods in 2001. In order to accommodate our increased personnel and research and development activities, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, all of our facility-related costs, primarily personnel costs, rent, and depreciation, increased in the three and nine months ended September 30, 2002, from the same periods in 2001. We expect facility costs allocated to research and development to increase in the fourth quarter of 2002 as a result of our recent capital expansion. We expect that the primary sources of this increase will be related to operating our new manufacturing facility.

        In the past, we have not tracked our historical research and development costs by project; rather, we have tracked such costs by the type of cost incurred, including costs in the categories discussed above: preclinical research and development costs, clinical costs and facility costs. For this reason, we cannot accurately estimate with any degree of certainty our historical costs for any particular research and development project.

  Goodwill and Amortization of Identified Intangible Assets.

        Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) that we acquired through the acquisitions of Hesed Biomed Inc. in November 2001, Abgenix Biopharma Inc. (formerly known as ImmGenics Pharmaceuticals, Inc.) and IntraImmune Therapies, Inc. in November 2000, and the acquisition of JT America's interest in Xenotech in December 1999. Amortization of intangible assets increased to $1.8 million and $5.4 million, respectively, in the three and nine months ended September 30, 2002, compared to

$1.5 million and $4.3 million, respectively, in the same periods in 2001. The increase was due to the amortization of the new technology acquired in our acquisition of Hesed Biomed. Beginning January 1, 2002, upon our adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but will perform impairment tests annually, or earlier if indications of impairment exist. We have conducted an initial impairment test on our goodwill and concluded that no impairment charge was required. In the three and nine months ended September 30, 2001, the amortization of goodwill was $655,000 and $1.9 million, respectively. All other intangible assets will continue to be amortized over their estimated useful lives.

  General and Administrative Expenses.

        General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance and human resources and an allocation of facility costs. General and administrative expenses increased to $8.9 million and $22.9 million, respectively, in the three and nine months ended September 30, 2002, compared to $6.4 million and $14.3 million, respectively, in the same periods in 2001. The primary reason for the increase in 2002 as compared to 2001, was the increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system. Another significant reason for the increase was the depreciation expense related to the enterprise resource planning system, which was launched at the beginning of the third quarter of 2002. For the nine months ended September 30, 2002, the increase was also due to the rise in legal costs to support the increased activities of Abgenix, including activities related to intellectual property, securities filings, licensing, financing activities and other contractual matters. Excluding restructuring charges, we expect personnel, consulting, professional services and other administrative costs to approximate the same levels in the fourth quarter of 2002 as in the third quarter of 2002.

  Impairment of Investments.

        We purchased an aggregate amount of $80.0 million of common stock of CuraGen and ImmunoGen as strategic investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time we deemed that an impairment of these investments had occurred. Additionally, at September 30, 2002, these same investments were trading below their March 31, 2002 values, at which time we determined that a further impairment had occurred. Accordingly, we recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in our results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and our original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and our cost basis as of March 31, 2002. At September 30, 2002, the CuraGen investment was trading below its June 30, 2002 values, however we judged that this loss may be temporary and therefore did not record further impairment charges on the investment. As of September 30, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and the net unrealized holding loss of $2.8 million, which reflects the difference between the market price of these securities as of September 30, 2002, and our cost basis as of June 30, 2002, are reported as a component of stockholders' equity. If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with the collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. As of September 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by our management and our original cost basis. We did not record further impairment charges in the third quarter of 2002. As of September 30, 2002, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet. If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

  Interest Expense.

        Interest expense consists of interest and amortization of issuance costs on our convertible debt, and interest on our equipment leaseline financing. Interest expense increased to $1.2 million and $3.7 million, respectively, in the three and nine months ended September 30, 2002, compared to $1,000 and $0.3 million, respectively, in the same periods ended September 30, 2001. The increase was primarily due to our issuance of $200.0 million of convertible debt in March 2002, which accrues interest at an annual rate of 3.5% and on which the first interest payment of $1.8 million was made on September 11, 2002. A portion of the debt was used for the construction of our new manufacturing facility; therefore, $0.6 million of the $1.8 million interest expense was capitalized. For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

Liquidity and Capital Resources

        At September 30, 2002, we had cash, cash equivalents and marketable securities of approximately $463.6 million. In March 2002, we received approximately $194.0 million of net proceeds from our issuance of $200.0 million of convertible debt. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

        Cash Used in Operating Activities.    Net cash used in operating activities was $98.5 million and $26.5 million in the nine months ended September 30, 2002 and 2001, respectively. The increase in cash used in operating activities in the nine months ended September 30, 2002, compared to the same period in 2001 reflected primarily the following:

  •
  An increase of $32.3 million in funding of research and development and manufacturing costs related to the development of new products.

  •
  An increase of $8.6 million in general and administrative expenses primarily related to an increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system.

  •
  A decrease of $11.2 million in cash from interest income due to lower interest rates and lower average cash balances, and a decrease of $4.6 million in customer payments due primarily to the timing of payments received under our contracts.

  •
  A reduction in accounts payable and accrued liabilities of $1.6 million in the nine months ended September 30, 2002 as compared to an increase of $14.0 million in the same period of 2001.

  •
  An increase of $6.1 million for prepaid expenses, primarily prepaid clinical trial supplies, in the nine months ended September 30, 2002 as compared to an increase of $0.3 million in the same period of 2001.

        Cash Used in Investing Activities.    Net cash used in investing activities was $8.3 million and $107.2 million in the nine months ended September 30, 2002 and 2001, respectively. Cash was provided by and used in investing activities as follows:

  •
  Capital expenditures of $124.8 million and $44.1 million in the nine months ended September 30, 2002 and 2001, respectively. The investments in 2002 reflect primarily investment in leasehold improvements in our new office facility and process science laboratory and construction in progress for our new manufacturing facility. Additionally, they reflect investments in computer hardware and software, including the acquisition of a new enterprise resource planning system. The investments in 2001 reflect primarily investment in leasehold improvements related to our office space and computer equipment.

  •
  Maturities and sales, net of purchases, of marketable securities of $119.5 million and $26.8 million during the nine months ended September 30, 2002 and 2001, respectively.

  •
  Payments of $0.2 million and $72.7 million to the holders of Abgenix Biopharma special shares in connection with our acquisition of Abgenix Biopharma during the nine months ended September 30, 2002 and 2001, respectively.

  •
  A loan of $2.8 million to our landlord in the third quarter of 2002, as the final disbursement under a loan agreement entered into in August 2001.

  •
  Investment of $15.0 million in MDS Proteomics in June 2001.

        Cash Provided by Financing Activities.    During the nine months ended September 30, 2002, net cash provided by financing activities was $195.8 million, consisting of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $1.8 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan. During the nine months ended September 30, 2001, net cash provided by financing activities was $2.8 million, consisting of $3.1 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan, offset by $0.3 million in payments on long-term debt.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and we are obligated to pay interest by March 15 and September 15 of each year. We made our first interest payment of $1.8 million on September 11, 2002. The notes will mature on March 15, 2007, and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Proceeds from the sale of the notes, net of commissions payable to the initial purchasers of the notes but before subtracting other offering expenses payable by us, were $194.0 million.

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

        Financing Uncertainties Related to Our Business Plan.    We plan to continue to make significant expenditures to establish and staff our own manufacturing facility and support our research and development activities, including pre-clinical product development and clinical trials. Recently, we also announced that we are restructuring and reducing our staff, as a result of which we expect to incur a charge of approximately $2.0 million in the fourth quarter of 2002. We will also continue to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. During the fourth quarter of 2002, we estimate that we will spend approximately $39.5 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend up to approximately $8.1 million on new computer hardware and software, including additions and enhancements to our new enterprise resource planning system.

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

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources to a significant extent. As of September 30, 2002, four of our proprietary product candidates, ABX-EGF ABX-CBL, ABX-MA1 and ABX-IL8, were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1-2 Years
Phase 2	1-2 Years
Phase 3	2-4 Years

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

        We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for one or more indications for a given product candidate in order to focus our resources on more promising product candidates or indications. For example, in January 2002 and May 2002, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis, respectively, did not support further clinical studies of that product candidate. The failure of our clinical trials can also result in additional research and development expenses. For example, we recorded a charge of $6.7 million for the three months ended June 30, 2002, related to our decision in the second quarter of 2002 to wind down our clinical trials of ABX-IL-8.

        An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We also intend to enter co-development agreements, similar to our agreements with Immunex and Sangstat, and enter into additional joint development agreements earlier in the development lifecycle of product candidates than we did in our existing co-development agreements. Our strategy is designed to diversify the risks associated with our research and development spending. As a result, we believe our future capital requirements and our future financial success are not substantially dependent on any one product candidate. The decision to terminate or wind down our clinical programs for developing ABX-IL8 has reduced the diversity of our product portfolio. We believe that this effect is temporary, in view of the number of potential product candidates we have in preclinical development. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

        Furthermore, our business strategy includes the option of entering into arrangements with third parties to collaborate in the development and commercialization of our products. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, or the extent to which third parties may control clinical trials pursuant to such arrangements, and how such arrangements would affect our capital requirements.

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

  •
  the cost of establishing and operating our manufacturing facility;

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

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and other agreements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business discussed above, among others, we cannot assure you that this will be the case. In addition, we may choose to, or prevailing business conditions may require us to, obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and other agreements or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through collaborations, licensing and other contractual arrangements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

        History of Net Losses.    We have incurred net losses in each of the last five years of operation, including net losses of $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001 and $170.0 million in the nine months ended September 30, 2002. As of September 30, 2002, our accumulated deficit was $329.5 million. Our losses to date have resulted principally from:

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

        We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other agreements, and the initiation, and success or failure, of clinical trials.

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

Critical Accounting Policies

        The financial results that we report are impacted by the application of several accounting policies that require us to make subjective and complex judgments. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting policies include revenue recognition, accounting for our equity investments, accounting for goodwill, and accounting for clinical trial supplies. Our accounting practices are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001. The discussion below is an update to the disclosure in our Annual Report on Form 10-K relating to our method of accounting for our equity investments and accounting for clinical trial supplies.

  Accounting for Equity Investments.

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. As of September 30, 2002, we had a cost basis of $9.6 million in CuraGen common stock, which reflected the public trading price on that date of $4.22 per share. We also had a cost basis on September 30, 2002, of $2.6 million in ImmunoGen common stock, which reflected the public trading price on that date of $3.24 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We purchased

$15 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months at which time we deemed that an impairment of these investments had occurred. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time we determined that a further impairment had occurred. Accordingly, we recorded impairment charges of $34.7 million and $30.4 million, in the first and second quarters of 2002, respectively, which are recorded in our results of operations. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and our original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and our cost basis as of March 31, 2002. At September 30, 2002, the CuraGen investment was trading below its June 30, 2002 values, however we judged that this loss may be temporary and therefore did not record further impairment charges on the investment. As of September 30, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and the net unrealized holding loss of $2.8 million, which reflects the difference between the market price of these securities as of September 30, 2002, and our cost basis as of June 30, 2002, is reported as a component of stockholders' equity. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on our investment in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by our management and our original cost basis. We did not record further impairment charges in the third quarter of 2002. As of September 30, 2002, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet.

Accounting for Goodwill.

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed a goodwill impairment review as of the beginning of 2002 and found no impairment. Under our accounting policy, we have adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, we will use the carrying values available as of September 30, 2002, assess if they have a potential impairment and complete the measurement of impairment, if required. For a brief period of time during the third quarter, our common stock traded at a price that represented a market capitalization less than our book value. Should this condition persist for a significant portion of the fourth quarter of 2002, or should the extent of the reduction in the market capitalization become significant, this condition may signify a potential impairment of our goodwill. If we determine that a potential impairment of our goodwill exists, we will perform the impairment measurement procedures under SFAS No. 142, which may result in a charge for the impairment of goodwill in the fourth quarter of 2002. As of September 30, 2002, the carrying value of our goodwill was approximately $34.8 million.

Accounting for Clinical Trial Supplies.

        We pay fees to outside contractors for the manufacture of our antibody therapeutic product candidates. Such fees are capitalized as prepaid expense if management determines that the clinical trial supplies have alternative future uses in clinical trials for multiple indications of a product candidate and are expensed upon the use of the materials, primarily as they are used in clinical trials. We would immediately expense previously capitalized costs if the asset were not expected to have an alternative future use, such as use in a clinical trial. In the second quarter of 2002, as a result of our decision to wind down our clinical trials of ABX-IL-8, we recorded a charge of $6.7 million relating to clinical trial supplies that we had previously capitalized. As of September 30, 2002, the balance of prepaid clinical trial supplies was $14.7 million. We may incur additional expenses related to clinical supply writedowns depending on the outcome of ongoing clinical trials.

Contractual Obligations and Commercial Commitments

        As of September 30, 2002, future minimum payments for certain contractual obligations for years subsequent to December 31, 2001 were as follows:

	Total	2002	2003- 2004*	2005- 2006*	2007 and Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$165,856	$10,802	$25,761	$27,782	$101,511
Convertible debt	200,000	—	—	—	200,000

Total	$365,856	$10,802	$25,761	$27,782	$301,511

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

        Other significant commercial commitments include the following:

  •
  Purchase commitments totaling $36.1 million to contractors related to the purchase of equipment and design and construction of our new office and manufacturing facility;

  •
  Purchase commitments totaling $0.4 million to Lonza in non-cancelable orders related to future deliveries of our product candidates for use in our clinical trials over approximately the next twelve months;

  •
  A monthly suite fee of approximately $1.0 million to Lonza for our exclusive use of a cell culture production suite within one of Lonza's facilities over the five-year period ending August 2006;

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

  •
  A commitment to share equally all development costs for ABX-EGF pursuant to our joint development and commercialization agreement with Amgen and Immunex. Development costs are determined by the development plan agreed upon by a joint steering committee. We and Amgen share responsibility for product development; and

  •
  Research and development and pre-launch marketing commitments to Gliatech of at least $2.0 million annually, including approximately $2.1 million over the thirteen-month period ending October 31, 2003, for pre-clinical studies, in connection with a license, development and commercialization agreement. In addition, we have committed to make payments for the achievement of certain development milestones and to pay royalties based on potential product sales, if any.

Recent Accounting Pronouncement

        In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. We adopted SFAS 146 in the fourth quarter of 2002. We do not expect the adoption of SFAS 146 to be significant to the results of operations for the fourth quarter of 2002.

Additional Factors That Might Affect Future Results

Risks Related to our Finances

We are an early stage company without commercial therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

        You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in early stages of development. We will need to make significant additional investments in research and development, preclinical testing and clinical trials, and in regulatory and sales and marketing activities, to commercialize current and future product candidates. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses and we expect to continue to incur losses for the foreseeable future.

        We have incurred net losses in each of the last five years of operation, including net losses of $35.9 million in 1997, $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in

2001 and $170.0 million in the nine months ended September 30, 2002. As of September 30, 2002, our accumulated deficit was $329.5 million. Our losses to date have resulted principally from:

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

        We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other contractual arrangements, and the initiation, success or failure of clinical trials.

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

  •
  obtain required regulatory approvals;

  •
  successfully manufacture or market product candidates; or

  •
  generate additional revenues or profitability.

        Our failure to achieve any of the above goals would materially harm our business, financial condition and results of operations.

We may require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten the continued success of our business.

        We will continue to expend substantial resources to support research and development, including costs associated with preclinical development and clinical trials. In the nine months ended September 30, 2002, we spent $97.5 million on research and development and in the years ended December 31, 2001, 2000 and 1999, we spent $96.2 million, $50.1 million and $21.1 million, respectively, on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

  •
  the scope and results of preclinical development and clinical trials;

  •
  the retention of existing and establishment of further co-development, licensing and other agreements, if any;

  •
  continued scientific progress in our research and development programs;

  •
  the size and complexity of these programs;

  •
  the cost of establishing manufacturing capabilities and meeting good manufacturing practice regulations;

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

  •
  other factors not within our control.

        We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and other contractual arrangements, will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business, including the uncertainties listed above, we cannot assure you that this will be the case. In addition, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and other agreements or arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants. We may also choose to obtain funding through licensing and other contractual arrangements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

Our strategic investments expose us to equity price risk and our investments in those companies may be deemed impaired, which would affect our results of operations.

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics, and we may elect to make additional similar investments in the future. As of September 30, 2002, we had a cost basis of $9.6 million in CuraGen common stock, which reflected the public trading price on that date of $4.22 per share. We also had a cost basis on September 30, 2002, of $2.6 million of ImmunoGen common stock, which reflected the public trading price on that date of $3.24 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We purchased $15 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time we deemed that an impairment of these investments had occurred and recorded an impairment charge of $34.7 million in our results of operations in the first quarter or 2002. Additionally, at June 30, 2002, these same investments were trading below their March 31, 2002 values, at which time we determined that a further impairment had occurred and recorded an impairment charge of $30.4 million on our results of operations in the second quarter or 2002. The amount of the charge in the first quarter was based on the difference between the market price of the securities as of March 31, 2002, and our original cost basis. The amount of the charge in the second quarter was based on the difference between the market price of these securities as of June 30, 2002, and our cost basis as of March 31, 2002. As of June 30, 2002, the cost basis of these investments reflected the public trading prices on June 30, 2002, which is recorded in long-term investments on the balance sheet. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. As of June 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on this investment in the second quarter of 2002. The amount of the charge in the second quarter was based on the difference between the estimated value as determined by our management and our original cost basis. We did not record further impairment charges in the third quarter of 2002. As of September 30, 2002, the cost basis of this investment reflected the current estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet.

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

  •
  inability to manufacture on our own, or through others, product candidates on a clinical or commercial scale;

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

        In addition, our decision in May 2002 to terminate or wind down our clinical programs for developing ABX-IL8 has reduced the diversity of our product portfolio. We hope to be able to make up for this loss of diversity through the number of potential new product candidates we have in preclinical development. However, to the extent that we are unable to maintain a broad and diverse range of product candidates, our success would depend more heavily on one or a few product candidates.

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

        Four of our proprietary product candidates, ABX-EGF, ABX-CBL, ABX-MA1 and ABX-IL8, are in clinical trials. Patient follow-up for these clinical trials has been limited because these trials have been ongoing for a relatively short period of time. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

Clinical Phase	Estimated Completion Period
Phase 1	1-2 Years
Phase 2	1-2 Years
Phase 3	2-4 Years

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

        Our product candidates may fail to demonstrate safety or efficacy in clinical trials. Such failure could delay the development of other product candidates or hinder our ability to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development charges. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We currently rely on third-party manufacturers, and we may have difficulty conducting clinical trials of our product candidates if a manufacturer does not perform in accordance with our expectations.

        To date we have relied on a single contract manufacturer, Lonza Biologics, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We may also rely on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center produces ABX-MA1 for use in our clinical trials. While our Fremont manufacturing facility is expected to be operational by the end of 2002, thus creating additional capacity, which we will control, we cannot assure you that this facility will open when expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza is making available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement granting us an option to negotiate an additional manufacturing supply agreement that would have provided us with additional capacity. In July 2002, after evaluation of our revised capacity needs, we notified Lonza that we had decided not to continue these negotiations.

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

        We are building our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for a building to contain this manufacturing facility. Construction is nearly completed and we expect this facility to be operational by the end of 2002. The costs of the facility, including design fees, permits, validation, leasehold improvements and equipment, will approximate $140.0 million. Completion of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. We have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with those regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to establish and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

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

        Our ability to continue our current collaborations and to enter into additional third party collaborations is dependent in large part on our ability to successfully demonstrate that our XenoMouse technology is an attractive method of developing fully human antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only five fully human antibody therapeutic product candidates generated with XenoMouse technology have entered clinical testing. We announced in May 2002 that one of these product candidates has not met our expectations. In addition, our current expectation of the number of INDs to be filed by our collaborators this year is lower than our previous estimates. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

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

        Existing or potential collaborators may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing collaborator purchases a company that is one of our competitors, that company could be less willing to continue its collaboration with us. In addition, a company that has a strategy of purchasing companies with attractive technologies might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential new collaborators or disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

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

        Although we have been marketing our XenoMouse technology to potential customers and collaborators for several years, we do not have marketing, sales or distribution experience or capability with respect to our therapeutic product candidates. We intend to enter into arrangements with third parties to market and sell most of our therapeutic product candidates when we commercialize them, which may be as early as 2005. We may not be able to enter into these marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, we will need to develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Our failure to enter into successful marketing arrangements with third parties and our inability to conduct such activities ourselves would materially harm our business, financial condition and results of operations.

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

We may face challenges from third parties regarding the validity of our patents and proprietary rights, or from third parties asserting that we are infringing their patents or proprietary rights, which could result in litigation that would be costly to defend and could deprive us of valuable rights.

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

        Genentech, Johnson & Johnson, Glaxo and Transkaryotic Therapics, Inc. each owns or controls a U.S. patent that relates to recombinant cell lines or methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by any of these patents, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these patent claims were in force.

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

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, a wholly owned subsidiary of Medarex, Inc., Medarex's collaborator, Kirin Brewing Co. Ltd.; Genmab A/S; Cambridge Antibody

Technology Group plc; Protein Design Labs, Inc.; MorphoSys AG; Xenerex Biosciences Inc., a subsidiary of Avanir Pharmaceuticals; XLT Biopharmaceuticals Ltd.; and Alexion Pharmaceuticals, Inc.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, SangStat, Novartis AG, Pharmacia Corporation and Roche market organ transplant rejection products that may compete with ABX-CBL, which is in clinical trials. In addition, MedImmune, Inc. has a potential antibody product candidate in clinical trials for graft versus host disease that may compete with ABX-CBL. We are aware that ImClone, AstraZeneca, plc, Glaxo and a collaboration of OSI Pharmaceuticals, Inc., Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials. In September 2002, an FDA advisory panel voted to recommend for approval AstraZeneca's small molecule product candidate Iressa, which may compete with ABX-EGF. Furthermore, we are also aware that AstraZeneca has received approval for Iressa in Japan for the treatment of advanced non-small cell lung cancer.

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

Other Risks Related to Our Company

Our restructuring plan may not achieve the results we intend and may harm our business.

        In October 2002, we announced a restructuring plan, which includes a reduction in headcount of approximately 15%. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational and other resources. The restructuring may negatively affect our employee turnover, recruiting and retention, and may not enable us to reduce our costs to the extent expected.

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

        For us to pursue product development, marketing and commercialization plans, we may need to hire additional qualified scientific personnel. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Our inability to attract and retain qualified personnel might materially harm our business, financial condition and results of operations.

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

        The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. Consumers, healthcare providers, pharmaceutical companies or others selling such products might make claims of this kind. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials, under which the coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

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

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between October 1, 2001 and September 30, 2002, our common stock closed as high as $37.46 per share and as low as $5.79 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

        A company is required to register as an investment company under the Investment Company Act of 1940, or the 1940 Act, if, among other things, and subject to various exceptions:

  •
  it is or holds itself out to be engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

  •
  it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of such company's total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. A hypothetical 1.0% per annum increase in interest rates would result in a decrease in the fair market value of our debt securities of approximately $6.1 million at September 30, 2002, and approximately $5.6 million at December 31, 2001.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen, ImmunoGen and MDS Proteomics. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the market price of these securities was approximately $12.2 million and $64.1 million as of September 30, 2002 and December 31, 2001, respectively. Due to decreases in the market price, we recorded impairment charges of $34.7 million for the three months ended March 31, 2002, and of $30.4 million for the three months ended June 30, 2002, related to our investments in CuraGen and ImmunoGen. At September 30, 2002, we experienced a further net unrealized holding loss of $2.8 million, which was reported as a component of stockholders' equity. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.2 million from the fair value of those investments at September 30, 2002. Additional price declines could cause us to record additional impairment charges in future periods.

        An adverse movement of equity market prices generally would also have an impact on the valuation of our non-publicly traded strategic equity securities, such as MDS Proteomics. Such a movement and the related underlying economic conditions would negatively impact the prospects of any company we invest in, its ability to raise capital and the likelihood of our being able to realize our investment through liquidity events such as a public offering, merger or private sale. For the three months ended June 30, 2002, we incurred a $7.1 million charge related to a write-down of our investment in MDS Proteomics, and we may incur future writedowns of these securities. At September 30, 2002, our strategic investment in MDS Proteomics had a carrying amount of $7.9 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures, as that term is defined by Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses subsequent to that date.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to Vote of Security Holders

        Not applicable.

ITEM 5. Other Information

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by the Audit Committee of Board of Directors to be performed by Ernst & Young LLP, our external auditor. Non-audit services are services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved engagements of Ernst & Young LLP for the following non-audit services: (1) tax compliance services for Abgenix, Inc. and its subsidiaries; (2) tax planning services for Abgenix, Inc. and Abgenix Biopharma; (3) tax consulting services; and (4) accounting consulting services.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2	(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.7		Amended and Restated Abgenix, Inc. 1998 Director Option Plan.

(1)
Incorporated by reference to the same exhibit filed with Abgenix's Registration Statement on Form S-1 (File No. 333-49415).

(2)
Incorporated by reference to the same exhibit filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)
Reports on Form 8-K

        We filed a Form 8-K on August 14, 2002, reporting under Item 9—Regulation FD Disclosure, the written certifications that accompanied our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

        We are filing a Form 8-K on November 14, 2002, reporting under Item 9—Regulation FD Disclosure, the written certifications that accompany this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

ABGENIX, INC. (Registrant)
/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
/s/ KURT LEUTZINGER Kurt Leutzinger Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond M. Withy, Ph.D., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Abgenix, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

I, Kurt Leutzinger, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Abgenix, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ KURT LEUTZINGER Kurt Leutzinger Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS