Form 10-K
period 2002-12-31
ABGENIX INC
filed 2003-03-28
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Preferred Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $759,314,800. The number of shares of Common Stock, $0.0001 par value, outstanding on February 28, 2003, was 87,747,845.

        Documents incorporated by reference: Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 27, 2003 (the Proxy Statement), are incorporated herein by reference into Part III.

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

Abgenix

        We are a biopharmaceutical company that is focused on the discovery, development and manufacture of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease, transplant-related diseases, cardiovascular disease and infectious diseases.

        We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Annual Report on Form 10-K we refer to these candidates as fully human antibody therapeutic product candidates. We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through joint development and licensing arrangements with pharmaceutical companies and others, and through internal product development programs. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse and XenoMax technologies. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, under a joint development and commercialization agreement we are co-developing ABX-EGF, our leading proprietary antibody product candidate, with Amgen and Immunex Corporation, a wholly-owned subsidiary of Amgen.

Overview of Product Development

Preclinical Research

        Our product development activities begin with preclinical research and development. Our preclinical research and development efforts have been focused on:

  •
  the identification of antigens, which are proteins or other molecules, that are potential targets for antibody therapy;

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

Proprietary Product Development and Customer Product Development

        Our leading proprietary antibody therapeutic product candidate is ABX-EGF. Generated using XenoMouse technology, ABX-EGF is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We are co-developing this candidate with Amgen and Immunex under a joint development and commercialization agreement. The status of clinical trials for ABX-EGF is as follows:

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

  •
  Colorectal cancer—Immunex initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001 and enrollment is ongoing. Immunex initiated a separate Phase 2 clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer, in January 2002, in which enrollment is ongoing.

  •
  Prostate cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF in patients with hormone resistant prostate cancer without metastasis in January 2002, in which enrollment is ongoing.

        "Phase 1" indicates safety and proof of concept testing in a limited patient population and toxicology testing in animal models. "Phase 2" indicates safety, dosing and efficacy testing in a limited patient population. "Phase 3" indicates safety and efficacy testing with a larger patient population.

        We agreed to jointly develop and commercialize ABX-EGF. We intend to enter into additional joint development agreements for other product candidates earlier in the product development lifecycle than when we entered into previous joint development agreements. We will expend significant capital to conduct clinical trials or share in the costs of conducting clinical trials, for our proprietary product candidates. We expect that this will substantially increase our operating expenses over the next few years in comparison to prior periods.

        In addition to ABX-EGF, we have three other proprietary antibody therapeutic products that are in clinical trials. These products are further described under the caption Proprietary Product Development Programs.

        In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are two customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

  •
  Pfizer—We generated a XenoMouse-derived fully human antibody therapeutic product candidate for treating cancer that Pfizer has advanced into clinical trials.

  •
  Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to an undisclosed antigen that Amgen has advanced into clinical trials.

Overview of Production Services

        Our antibody production services, also referred to as production services, include closely integrated process sciences and manufacturing capabilities for the manufacture of therapeutic product candidates. Within our pilot plant, our process sciences services include cell line development, optimization and production scale up. The resulting process can be transitioned to our manufacturing facility, portions of which are now operational. This facility is designed to manufacture product candidates for clinical trials and to support the early commercial launch of a limited number of products in compliance with applicable FDA good manufacturing practices. With both process sciences and manufacturing capabilities, we offer integrated antibody production services.

Overview of Technology Licensing

        We license our XenoMouse technology to pharmaceutical and biotechnology companies interested in developing antibody-based products. In some cases, we provide our mice to the customer who then carries out immunizations with its specific antigens. In other cases, we immunize the mice with the customer's antigens for additional compensation. Using our XenoMax technology, we can provide our customers a larger pool of high-quality antibodies from which to choose optimal therapeutic product candidates. The customer generally has an option for a period of time to acquire a product license for any antibody identified using our XenoMouse or XenoMax technology that the customer wishes to develop and commercialize.

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

Antibodies as Products

        Recent advances in the technologies for creating and producing antibody products, coupled with a better understanding of how antibodies and the immune system function in key disease states, have led to renewed interest in the commercial development of antibodies as therapeutic products. According to a survey by the Pharmaceutical Research and Manufacturers of America, antibodies accounted for over 20% of all biopharmaceutical products in clinical development in February 2000. We are currently aware of twelve antibody therapeutic products approved for marketing in the United States. These products are Orthoclone, ReoPro, Rituxan, Zenapax, Herceptin, Synagis, Remicade, Simulect, Mylotarg, Campath, Zevalin and Humira. These products are currently being marketed for a wide range of medical disorders such as transplant rejection, cardiovascular disease, cancer and infectious diseases.

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

Limitations of Current Approaches to Development of Antibody Therapeutic Products

        Despite the early recognition of antibodies as promising therapeutic agents, a number of commercial and technical limitations have thus far hampered most approaches to developing antibodies as products. Researchers aimed their initial efforts at the development of hybridoma cells from mice. Such hybridoma cells are immortalized mouse antibody-secreting B-cells. Researchers derive these hybridoma cells from normal mouse B-cells that have been fused with a perpetually-growing cell so that they are capable of reproducing over an indefinite period of time. They are then cloned to produce a homogeneous population of identical cells that produce antibodies called monoclonal antibodies that are identical in their structure and functional characteristics.

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

        Additionally, the humanization process can be expensive and time consuming, requiring at least two months and sometimes over a year of secondary manipulation after the initial generation of the mouse antibody. Once the humanization process is complete, the remodeled antibody gene must then be expressed in a recombinant cell line appropriate for antibody manufacturing, adding additional time before the production of preclinical and clinical material can be initiated. In addition, the combination of mouse and human antibody gene fragments can result in a final antibody product that is sufficiently different in structure from the original mouse antibody that a decrease in specificity or a loss of affinity results.

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

The Abgenix Solution—XenoMouse and XenoMax Technologies

        Our approach to generating human antibodies with fully human protein sequences is to use genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system. Rather than engineering each antibody product candidate, these transgenic mice capitalize on the natural power of the mouse immune system in surveillance and affinity maturation to produce a broad repertoire of high affinity antibodies. By introducing human antibody genes into the mouse genome, transgenic mice with such traits can be bred indefinitely. Importantly, these transgenic mice are capable of generating human antibodies to human antigens because the only human products expressed in the mice (and therefore recognized as "self") are the antibodies themselves. The mouse thus recognizes any other human tissue or protein as a foreign antigen and the mouse will mount an immune response. Abnormal production of certain human proteins, such as cytokines and growth factors or their receptors, has been implicated in various human diseases. Neutralization or elimination of these abnormally produced or regulated human proteins with the use of human antibodies could ameliorate or suppress the target disease. Therefore, the ability of these transgenic mice to generate human antibodies against human antigens could offer an advantage to drug developers compared with some of the other approaches described previously. A challenge with this approach, however, has been to introduce enough of the human antibody genes in appropriate configuration into the mouse genome to ensure that these mice are capable of recognizing the broad diversity of antigens relevant for human therapies.

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

        We obtain the antibodies generated by XenoMouse animals by extracting the antibody-producing B cells. We can transform these B-cells into hybridomas to generate the quantities of antibodies needed for standard methods of assaying and selecting antibodies for further development. Hybridoma technology captures only about 1% of the antibodies originally generated by the mouse. Alternatively, we can submit the B-cells to our proprietary Selected Lymphocyte Antibody Method (SLAM) technology, which we acquired through our November 2000 acquisition of Abgenix Biopharma Inc. SLAM technology cultures the B-cells directly and rapidly assays them over a period of several days using a microplate-based, high throughput system. Using SLAM, we can typically increase the number of different antigen-reactive monoclonal antibodies identified in a single experiment by 100 to 1000-fold compared to hybridoma technology.

        We use the term XenoMax technology to refer to the use of XenoMouse technology together with SLAM technology. Our XenoMax technology enhances the speed and capability of generating fully human, high affinity antibodies. XenoMax technology allows researchers to rapidly scan the majority of the immune repertoire of an immunized XenoMouse animal, and to identify B-cells that produce antibodies with the desired functional properties and optimal affinities. Using rapid microplate-based assays to measure and rank antibodies according to design goals (e.g., potency, affinity, specificity), XenoMax technology can identify individual B-cells producing extremely high-quality antibodies. It can also recover the antibody encoding genes. Within three to five weeks after immunizing XenoMouse animals, XenoMax technology can produce a ranked set of recombinant antibody candidates resulting from the harvested B-cells. We believe XenoMax technology can speed product development timelines by allowing researchers to move directly into pre-clinical assessment of panels of suitable recombinant candidate antibody products, each ready for manufacturing scale-up. XenoMax technology samples up to 2 million B-cells per immunized XenoMouse animal, dramatically increasing the number of antibodies from which to choose optimal therapeutic product candidates. In contrast to phage display technology, antibodies derived from XenoMax technology retain their native pairing of heavy and light chains, and do not require in vitro affinity and /or potency maturation.

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

        Enhancing the speed and capability of generating fully human, high affinity antibodies.    Our XenoMax technology allows researchers to rapidly scan the majority of the immune repertoire of an immunized XenoMouse animal to identify B-cells that produce antibodies with the desired functional properties and optimal affinities. We believe XenoMax technology can speed product development timelines by allowing researchers to move directly into preclinical assessment of panels of suitable recombinant candidate antibody products, each ready for manufacturing scale-up.

        Providing an integrated production platform.    Our integrated production platform has been designed to minimize the risks associated with process, scale and site changes. We believe that our platform, which integrates a comprehensive range of process sciences services, including cell line, cell culture, purification, formulation and assay development, and our manufacturing facility can enable us to rapidly advance product candidates from cell line generation to production. This integrated approach may reduce the variability and risk associated with technology transfer and improve production quality and efficiency.

Abgenix Strategy

        Our objective is to be a leader in the discovery, development and manufacture of antibody-based biopharmaceutical products. Key elements of our strategy to accomplish this objective include the following:

        Building a large and diversified product portfolio by applying our technology to antigens we source.    Utilizing our XenoMouse and XenoMax technologies, our strategy is to develop antibody therapeutic product candidates by using antibodies that we generate under antigen sourcing contracts. This strategy includes sourcing antigens by entering into contractual agreements with leading academic researchers and companies involved in the identification and development of novel antigens, such as those we have entered with several genomics and biopharmaceutical companies. Sourcing antigen targets is a cost effective means for us to gain access to targets that might not otherwise be available to us. Using this strategy, we believe we can create a package that includes antigen rights, human antibodies, and preclinical and clinical data for use by us in self-funded product development efforts or for marketing to potential contract parties to establish collaborations for joint development of proprietary product candidates. We are targeting serious medical conditions, including cancer, inflammation, metabolic diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases.

        Establishing collaborations for proprietary product candidates.    Another key strategy is to build our product portfolio and generate revenues by licensing proprietary product candidates, including co-development arrangements, such as the product contracts we have with Amgen and Immunex for ABX-EGF. These proprietary product collaborations involve antibodies made to antigen targets that we source. After generating antibody product candidates and performing limited pre-clinical and clinical development, we intend to license these product candidates, and enter joint development and commercialization agreements. For most of our products, we may enter into proprietary product contracts before entering the Phase 2 clinical development stage, which would allow the contract parties to complete development and to market the product. In some limited circumstances, we may develop the product through later stage clinical trials and license the product candidate to a contract party for marketing. By licensing and entering into co-development arrangements, we can pursue multiple product candidates in the development stage, enabling us to spread our risk of product development, make cost-effective use of available human and capital resources and generate licensing and milestone revenues in the short term.

        Leveraging XenoMouse and XenoMax technology through licensing and other contracts.    We will continue to diversify our product portfolio and generate revenues by entering into contracts with pharmaceutical and biotechnology companies interested in using our XenoMouse and XenoMax technologies to develop antibody-based products. We have established agreements with over thirty customers covering numerous antigen targets. To date, many of these parties have entered into new or expanded agreements with us that allow them to specify additional antigens for antibody development.

We expect to enter into additional XenoMouse and XenoMax agreements over time. These agreements typically allow our customer to generate fully human antibodies to one or more specific antigen targets provided by the customer. In some cases, we have provided our mice to the customer who then carries out immunizations with its specific antigen target. In other cases, we immunize the mice with the customer's antigen target for additional compensation. Customers generally have an option for a period of time to acquire product licenses for any antibody product they wish to develop and commercialize.

        Production Services.    With our new manufacturing facility and our existing pilot plant, we intend to offer integrated process sciences and manufacturing services to existing and new collaborators and customers. We will offer these production services to existing customers to further enable their own development efforts, including services related to antibody product candidates that we have developed with them pursuant to existing agreements. Further, we intend to utilize available capacity to manufacture proprietary products that we are co-developing with current collaborators or that will be the subject of future co-development agreements. Finally, we also intend to offer production services to current XenoMouse and XenoMax customers and to new customers for the manufacture of their product candidates for clinical trials and to support the potential early commercial launch of a limited number of their products. We have entered into one such production services agreement, with CuraGen Corporation under which we will provide process sciences and manufacturing services for an antibody product candidate that CuraGen selected from a pool of antibodies we generated pursuant to our existing antigen sourcing contract with CuraGen.

Proprietary Product Development Programs

        We are currently developing antibody therapeutics for a variety of indications. The table below sets forth the current development status of our proprietary product candidates:

Proprietary Product Candidate	Indication	Status
ABX-EGF	Various cancers	Phase 1
	Renal cell cancer	Phase 2
	Non-small cell lung cancer	Phase 2(1)
	Colorectal cancer	Phase 2(1)
	Colorectal cancer (with chemotherapy)	Phase 2(1)
	Prostate cancer	Phase 2
ABX-MA1	Metastatic melanoma	Phase 1
ABX-IL8	Chronic obstructive pulmonary disease	Phase 2a(2)
ABX-CBL	Graft versus host disease	Phase 2/3(3)

(1)
Clinical trial managed by Amgen and Immunex.

(2)
In June 2002, we decided to conclude the Phase 2a clinical trial for chronic obstructive pulmonary disease based on a review of the results of our Phase 2 clinical trials in rheumatoid arthritis and psoriasis.

(3)
In February 2003, we completed a preliminary analysis of the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint. While the Phase 2/3 clinical trial will continue until data collection is complete, we and SangStat do not plan to further develop ABX-CBL and we are winding down this clinical trial.

ABX-EGF

        Tumor cells that overexpress the epidermal growth factor receptor, or EGFr, on their surface often depend on EGFr's activation for growth. EGFr is overexpressed in a variety of cancers including lung, breast, ovarian, bladder, prostate, colorectal, kidney and head and neck. The activation of EGFr is triggered by the binding to EGFr by epidermal growth factor, or EGF, or Transforming Growth Factor alpha, or TGFa, both of which are expressed by the tumor or by neighboring cells. We believe that blocking the ability of EGF and TGFa to bind with EGFr may offer a treatment for certain cancers. ABX-EGF, a fully human monoclonal antibody generated using XenoMouse technology, binds to EGFr with high affinity and has been shown to inhibit tumor cell proliferation in vivo and cause eradication of EGF dependent human tumors established in mouse models. We are conducting pre-clinical studies and assessing which tumor types to pursue as possible targets for treatment with ABX-EGF. Published studies have shown that ABX-EGF can inhibit growth of EGF-dependent human tumors cells in mouse models. ABX-EGF has also demonstrated the ability to reverse cancer cell growth and cause eradication of established tumors in mice even when administered after significant tumor growth has occurred. Furthermore, in these models where tumors were eradicated, researchers did not observe any relapse of the tumor after discontinuation of the antibody treatment.

        Clinical Status.    In July 1999, we initiated a Phase 1 dose-escalating human clinical trial examining the safety, pharmacokinetics and biological activity of multiple doses of ABX-EGF as monotherapy in patients with a variety of advanced cancers. We first reported data on this ongoing study in November 2001 and presented updated information at the annual meeting of the American Society for Clinical Oncology in May 2002. Forty-six patients had been recruited to this study at that time. ABX-EGF appeared to be well tolerated at weekly doses ranging up to 3.5 mg/kg. We did not observe any allergic reactions, clinically significant infusion-related reactions or human anti-human antibody formation. At doses greater than or equal to 2.0 mg/kg, typical EGF receptor mediated skin rashes were seen in 100% of patients. Six patients who had received ABX-EGF (doses of 0.1 or 0.75, 2.5 or 3.5 mg/kg) achieved a partial response, minor response or disease stabilization.

        On the basis of preliminary results from the ongoing Phase 1 clinical study, we and Immunex initiated five Phase 2 studies in April, July and December 2001 and January 2002. The first Phase 2 study is evaluating the effect of ABX-EGF monotherapy in patients with renal cell cancer. An interim analysis of this study was reported at the annual meeting of the American Society of Clinical Oncology in May 2002. A total of 88 patients with metastatic renal cell cancer had been included and treated in this ABX-EGF monotherapy study at the time. ABX-EGF was given weekly in doses of 1.0, 1.5, 2.0, and 2.5 mg/kg to cohorts of approximately 20 patients each. ABX-EGF was administered for eight weeks or until patients demonstrated progressive disease. Eighty-nine percent of patients included in this study had received prior systemic therapy and the majority of patients had received more than one prior systemic regimen. ABX-EGF was generally well tolerated. No allergic reactions, clinically significant infusion-related reactions, or human anti-human antibody formation were observed. A dose-related typical EGFr mediated skin rash was observed with an incidence of 100% at a dose level of 2.5 mg/kg. Single agent biological activity was seen in this heavily pre-treated patient population with three partial responses, two minor response and 50 percent stable disease reported.

        We are conducting the second Phase 2 study in patients with non small cell lung cancer receiving either standard chemotherapy with carboplatin and paclitaxel alone or in combination with ABX-EGF. The third Phase 2 study is evaluating the effect of ABX-EGF monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy. The fourth Phase 2 study is evaluating the effect of ABX-EGF monotherapy in patients with hormone resistant prostate cancer without metastasis. The fifth Phase 2 study is evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer.

ABX-MA1

        Melanoma is the most serious cancer of the skin. Currently, it is the seventh most common cancer in the United States. The projected 2003 incidence rate in the U.S. is 54,200 and the projected mortality rate is 7,600. Melanoma can spread in the body through the blood and lymphatic system. Organ involvement by metastasis, most commonly to the lungs and liver, is the leading cause of death from the disease. Melanomas that have not spread beyond the site at which they developed are curable by surgical excision. Melanoma that has spread to distant sites is infrequently curable with surgery, although long-term survival is occasionally achieved by resection of metastases. Radiation therapy may provide symptomatic relief for metastases to brain, bones and viscera. Although advanced melanoma is relatively resistant to standard chemotherapy, some biologic therapies, such as interferon alfa and interleukin-2 have been reported to produce a low percentage of objective responses.

        ABX-MA1 targets a protein called MUC18, a cell surface adhesion molecule that is highly expressed on metastatic melanoma cells but not on normal skin cells. MUC18 has been demonstrated to play a critical role in melanoma growth and metastasis by regulating the adhesion and interaction between melanoma cells and surrounding skin cells and new blood vessel cells. In preclinical studies, binding of the MUC18 antigen by ABX-MA1 inhibited primary melanoma tumor growth and the formation of tumor metastases. MUC18 is also expressed on sarcomas, including smooth muscle and blood vessel-derived sarcomas, prostate cancer and renal cell cancers.

        Clinical Status.    In December 2001, we filed an IND and in February 2002 we initiated a Phase 1 clinical trial of ABX-MA1 for the treatment of metastatic melanoma. Enrollment is ongoing.

ABX-IL8

        IL-8, an inflammatory cytokine produced at sites of inflammation, attracts and activates white blood cells that mediate the inflammation process. A number of pre-clinical studies suggest that excess IL-8 may contribute to the pathology and clinical symptoms associated with some inflammatory disorders. Clinical studies have demonstrated significantly increased levels of IL-8 in tissues or body fluids of patients with certain inflammatory diseases, including psoriasis, reperfusion injury and inflammatory bowel disease. Antibodies to IL-8 have been shown to block immune cell infiltration and the associated pathology in animal models of several of these diseases. Using our XenoMouse technology, we have generated ABX-IL8, a proprietary fully human monoclonal antibody that binds to IL-8 with high affinity. We are currently evaluating ABX-IL8 for possible use in the treatment of chronic obstructive pulmonary disease.

        Chronic obstructive pulmonary disease.    Chronic obstructive pulmonary disease (COPD) is a chronic and debilitating disease marked by inflammation and progressive destruction of lung tissue resulting in shortness of breath, persistent cough, recurrent infections and chronic debilitation. COPD is currently the fourth-leading cause of death in the world and has been estimated to affect over 15 million people in the United States, 60 percent of whom have a severe form of the disease. Studies have correlated elevated levels of IL-8 in the broncho-aveolar fluid and lung tissue of COPD patients with inflammatory cells such as neutrophils, which have been implicated in the chronic destruction of lung tissue in patients with COPD. Pre-clinical studies have shown that antibodies to IL-8 have blocked the migration of neutophils.

        Clinical Status.    In September 2001, we submitted an IND to initiate a Phase 2a double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ABX-IL8 in COPD. We designed the study to include a total of 150 patients across approximately 20 clinical sites in the United States. Patients received a total of three doses of ABX-IL8 administered monthly over a two-month period. Efficacy analyses focused on change in airflow, shortness of breath and disease-related quality of life. After studying the results of our Phase 2 clinical trials in rheumatoid arthritis and psoriasis, we announced in January 2002 and May 2002 that these results did not support further clinical trials of ABX-IL8. Further, based on a review of those results, we decided in June 2002 to conclude the COPD study as quickly as possible, consistent with patient safety follow-up.

ABX-CBL

        The CBL antigen is selectively over-expressed on activated immune cells including T-cells, B-cells and certain macrophages. We obtained an exclusive license to ABX-CBL, a mouse antibody, in February 1997. In August 2000, we entered into a joint development and commercialization agreement with SangStat for ABX-CBL.

        The goal for the development program was to reduce unwanted immune responses that occur in graft versus host disease, or GVHD, a life-threatening complication that frequently occurs following an allogeneic bone marrow transplant, or BMT. BMTs are used in the treatment of patients with leukemia, certain other serious cancers and immune system disorders. An allogeneic BMT procedure involves transferring marrow, the graft, from a healthy person into an immunosuppressed patient, the host. Often a portion of the graft recognizes the host's own cells as foreign, becomes activated and attacks them, resulting in GVHD. It typically involves damage to multiple organ systems, including the skin, liver and intestines and is the primary cause of death in allogeneic BMT patients. Current treatments consist of corticosteroids and other drug treatments to suppress the grafted immune cells. Approximately 2,000 patients per year in the United States contract steroid-resistant GVHD.

        Clinical Status.    In December 1999, we initiated a Phase 2/3 clinical trial to evaluate the survival benefit from ABX-CBL in patients with GVHD. The results of this study indicate that ABX-CBL demonstrated a survival rate at 180 days in patients with acute steroid-resistant GVHD that was similar to the drug administered in the study's control arm. The study was designed to demonstrate superior survival with ABX-CBL, and, therefore, did not meet its primary endpoint. We and SangStat do not plan further development of ABX-CBL.

Summary of Contractual Arrangements

Overview

        As of February 28, 2003, we had entered into contracts covering numerous antigen targets with over thirty customers to use our XenoMouse and XenoMax technologies to generate and/or develop the resulting fully human antibodies. Also as of February 28, 2003, we had entered into a contract with one customer to provide process sciences and manufacturing services related to an antibody product candidate that we developed with the customer pursuant to an antigen sourcing contract. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibodies for development as product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases, metabolic diseases and infectious diseases. We also plan to enter into additional contracts to provide antibody process sciences and manufacturing services. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technologies. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

  •
  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, pursuant to these contracts we generate fully human antibodies to the antigen targets provided or identified by our collaborators. The contracts typically contain provisions that allow either Abgenix or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to purchase the common stock of a collaborator for strategic reasons. For example, we have made equity investments in CuraGen and MDS Proteomics Inc. in connection with our collaborations with these parties.

  •
  Proprietary Product Development—In each of July and August 2000, we entered into a joint development and commercialization agreement. Pursuant to one of these agreements, we are co-developing ABX-EGF, a fully human antibody we created, with Amgen and Immunex. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We are obligated to pay 50% of the development costs and are entitled to 50% of any profits from sales of collaboration products. We also share responsibility for product development. We will be responsible for completing the ongoing Phase 1 trial and any additional Phase 1 trials that are initiated, and both companies share responsibility for the execution of Phase 2 trials across a variety of indications. Amgen will have primary responsibility for Phase 3 clinical trials and will market any potential products, while we will have co-promotion rights. The other agreement is with SangStat for ABX-CBL, an antibody we developed. In February 2003, we and SangStat announced that because the Phase 2/3 clinical trial for ABX-CBL did not meet its primary endpoint, further development of ABX-CBL would not continue. Currently we are concluding all activities associated with the development of ABX-CBL including the Phase 2/3 clinical trial. Under that agreement, SangStat paid us an initial license fee in 2000, a second milestone payment in 2001, and a final milestone payment in 2002. We and SangStat have shared equally in all development costs including the Phase 2/3 clinical trial. We and SangStat would have shared any profits from sales of collaboration products, SangStat would have marketed any potential product, and we would have been responsible for manufacturing the product.

  We intend to build our product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, entering into additional development and commercialization agreements with pharmaceutical and biotechnology companies and, in some cases, self-funding clinical activities to determine preliminary safety and efficacy. We plan to enter into additional agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may involve sharing of costs and profits.

  •
  Production Services—We have entered into a contract with one customer to provide process sciences and manufacturing services related to an antibody product candidate that we developed and which the customer selected from a pool of antibodies generated pursuant to an existing antigen sourcing agreement. Under this production services contract we will deliver a variety of process development, cell banking and manufacturing services for such an antibody product candidate. The agreement provides for Curagen to pay us certain fees in advance and upon completion of work, and we will be entitled to royalties on the sale of products subject to this contract. We also have the right of first offer with regard to production services for additional antibodies developed by this customer. We intend to enter into agreements to provide process sciences and manufacturing services to other existing and new customers.

  •
  Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. In some cases in which we license XenoMouse technology, we provide our mice to the customers who then carry out immunizations with their specific antigen targets. In other cases, we immunize the mice with the customers' antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to purchase the stock of some of our customers, or they may agree to purchase our stock, in connection with these licensing arrangements. As of February 28, 2003, we had also entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We do not currently intend to license our SLAM technology for use by any other parties.

  •
  Technology In-Licensing—We also license technology from other parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The other party may also agree to produce antibody therapeutic candidates for us using its own technology. These agreements often obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to purchase stock of the other party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen, Inc. in connection with our agreement with that company.

Summary of Payment Terms of Contractual Arrangements

        We derive our contract revenues from our target sourcing contracts, our proprietary product development agreements and our technology out-licensing contracts. We also expect to generate contract revenue from production services agreements. Generally, contract revenues consist of license, option, milestone, service and royalty payments. To date, we have received license, option and milestone payments from various parties but have yet to receive any production service payments or royalty payments.

  License, Option and Milestone Payments

        Pursuant to our target sourcing contracts and our technology out-licensing contracts, in 2002, we have recognized individual license, option and milestone payments that represented between approximately 0.08% and 4.63% of our recognized contract revenues for 2002 (not including revenues we recognized from Celltech Ltd.).

        Under our proprietary co-development agreement with Amgen and Immunex, we recognized revenues of $3.2 million in 2002, which represented approximately 17% of our contract revenues for that year. Under our proprietary co-development agreement with SangStat, we recognized revenues of $2.0 million in 2002, which represented approximately 10% of our contract revenues for that year. We expect that the estimated payments we may receive from SangStat for 2003 will be less than the payments we received for 2002 as a result of discontinuing the development of ABX-CBL.

        We expect to receive future license, option and milestone payments from our customers and collaborators; however, the amount and timing of these payments, if any, is uncertain because they depend to a large extent on the success of the research and development efforts of these parties.

  Production Services Payments

        To date we have entered into one production services contract. Pursuant to this agreement, which we entered into in January 2003, we will be paid for the production services we provide pursuant to a work plan.

  Royalty Payments

        While most of our target sourcing, proprietary product development and technology out-licensing contracts entitle us, under certain circumstances, to royalty payments, we have not received any royalty payments to date and do not anticipate receiving any such payments for a least a few years. We have entered into a production services contract that entitles us, under certain circumstances, to royalty payments. We will not be entitled to royalty payments unless our customers or collaborators are successful in developing and commercializing products derived from our technology. The likelihood that we or our collaborators will be successful is dependent on the outcome of research and development efforts and regulatory decisions with respect to our product candidates, and is therefore uncertain and speculative.

Summary of Expense Terms of Contractual Arrangements

        We have incurred expenses, including license, option or milestone payments, under our in-license agreements and we may incur future expenses of this sort under our target sourcing contracts. We may also incur future expenses in the form of royalty fees under one or more of these agreements.

  License, Option and Milestone Payments

        Under our in-licensing agreements and target sourcing contracts, in 2002, we made individual license, option or milestone payments that represented between approximately 0.01% and 0.09% of our research and development expenses for 2002.

  Royalty Payments

        While most of our technology in-licensing and proprietary product development contracts include provisions for the payment of royalties by us under certain circumstances, we have not made any royalty payments to date and believe we are at least a few years away from selling any products that would require us to make any royalty payments. Whether we will ever be obligated to make royalty payments to third parties is subject to the future success of our research and development efforts, as well as the favorable decisions of regulators and, accordingly, is inherently uncertain.

Circumstances that Trigger Milestone Payments under Contractual Arrangements

  Target Sourcing Contracts

        Under our target sourcing contracts, milestone payments with respect to therapeutic products may become payable, to us or by us, in the following circumstances:

  •
  Filing of first IND for a new product;

  •
  Commencement of Phase 1, Phase 2 or Phase 3 clinical trials;

  •
  Submission of first biologics license application (BLA) for a new product; and

  •
  Receipt of marketing approval for a new product.

        Under these contracts, milestone payments with respect to diagnostic products may become payable, to us or by us, in the following circumstances:

  •
  Submission of first application for pre-marketing approval for a new product; and

  •
  Receipt of first marketing approval for a product.

  Proprietary Product Development Agreements

        Our proprietary co-development agreement with Immunex provides for no milestone payments by either party. Under our proprietary co-development agreement with SangStat, SangStat is obligated to make milestone payments to us upon the completion of certain clinical trials. Because we have decided to discontinue development of ABX-CBL, we do not expect any further milestone payments.

  Technology Out-Licensing Agreements

        Under our technology out-licensing agreements, milestone payments may become payable to us in the following circumstances:

  •
  Submission of an IND for a new product;

  •
  Enrollment of first patient in Phase 2 or Phase 3 clinical trials;

  •
  Submission of first BLA or new drug application (NDA) for a new product; and

  •
  Receipt of first required approval to sell products in a particular country or region.

  Technology In-Licensing Agreements

        Under our technology in-licensing agreements, milestone payments may become payable by us in the following circumstances:

  •
  Submission of an IND for a new product;

  •
  Enrollment of first patient in Phase 2 or Phase 3 clinical trials; and

  •
  Receipt of first required approval to sell products in a particular country or region.

Termination Provisions of Contractual Arrangements

  General

        Our agreements generally do not have definite termination dates; rather, these agreements typically terminate upon the expiration of the underlying royalty obligations. Whether these royalty obligations will be triggered and, if so, when, is dependent on the successful development and commercialization of products from the subject technology.

  Target Sourcing Contracts

        Our target sourcing contracts generally terminate upon the expiration of all royalty obligations, if any, due under the relevant contract.

  Co-Development Arrangements

  •
  Immunex Agreement—Each party under the Immunex agreement has the option, exercisable at various stages of the development of each antibody covered by the co-development arrangement, to continue or discontinue its participation in the development of the antibody. If one party chooses to terminate its participation in the development of an antibody, the other party would be able to continue developing the antibody at its own expense and would owe the terminating party royalty payments based on the sales of the underlying product.

  •
  SangStat Agreement—The SangStat agreement terminates upon the later of (1) ten years and (2) the date on which no product is being developed or sold thereunder. In addition, either party may terminate the agreement, on a product-by-product basis, upon six months' notice prior to the first regulatory approval and upon twelve months' notice thereafter. If a party voluntarily terminates the agreement, it is obligated to grant licenses to allow the other party to continue promotion of the covered products and to pay its share of development expenses that have already been incurred or that are anticipated, in exchange for royalty payments from the other party. In February 2003, we and SangStat announced that the Phase 2/3 study of ABX-CBL did not meet its primary endpoint and that we and SangStat do not plan any further development of ABX-CBL.

  Out-Licensing Agreements

        Under our out-licensing agreements, the licensee typically can terminate the agreement at any time and we generally can terminate upon a breach by the licensee. Absent early termination, our out-licensing agreements typically continue in effect until the expiration of the licensee's payment obligations.

  In-Licensing Agreements

        In some cases, we can terminate in-licensing agreements after a certain period of time. Other in-licensing agreements do not provide for early termination by us (except in the case of the other party's breach), but provide that the agreement terminates upon the expiration of all of our royalty payment obligations.

Xenotech and the XenoMouse Technology

        In 1989, Cell Genesys started our business and operations as a subsidiary. In June 1991, Cell Genesys entered into several agreements with Japan Tobacco, Inc. for the purpose of forming Xenotech. In connection with the formation of Xenotech, both Cell Genesys and Japan Tobacco contributed cash, and Cell Genesys contributed the exclusive right to certain of its technology for the research and development of genetically modified strains of mice that can produce fully human antibodies. Cell Genesys assigned its rights in Xenotech to us in connection with our formation as an independent company in 1996. Through 1998, we made capital contributions to Xenotech, and provided research and development to Xenotech related to the development of XenoMouse technology in exchange for cash payments.

        Under several agreements with Japan Tobacco that became effective December 31, 1999, we acquired Japan Tobacco's fifty percent interest in the Xenotech joint venture and became the sole owner of Xenotech and the XenoMouse technology. Under these agreements, Japan Tobacco acquired a license to use certain existing XenoMouse technology and future XenoMouse technology that we develop and a license to certain new technology related to the generation of mouse models of certain human diseases, in exchange for cash payments and future royalty obligations.

Gene Therapy Rights Agreement with Cell Genesys

        In connection with the formation of Abgenix by Cell Genesys, Abgenix entered into the Gene Therapy Rights Agreement, or GTRA, which provides Cell Genesys with certain rights to commercialize products based on antibodies generated with XenoMouse technology in the field of gene therapy. Under the GTRA, Cell Genesys has certain rights to direct us to make antibodies to two antigens per year and has an option for a license to commercialize antibodies binding to such antigens in the field of gene therapy. The GTRA obligates Cell Genesys to make certain payments to us for these rights, including reimbursement of license fees and royalties on future product sales. The GTRA also prohibits us from granting any third-party licenses for antibody products based on antigens where the primary field of use is gene therapy. In the case of third-party licenses granted by us where gene therapy is a secondary field, the GTRA obligates us to share with Cell Genesys a portion of the cash milestone payments and royalties resulting from any products in the field of gene therapy.

Intellectual Property

        We rely on patents and trade secrets to protect our intellectual property rights. We own seven issued patents in the United States, one granted patent in Europe, three granted patents in Japan and several granted patents in other foreign countries. In addition we have 39 pending patent applications in the United States and 156 pending patent applications abroad relating to XenoMouse technology. Our wholly-owned subsidiary, Xenotech, owns three issued U.S. patents, one Australian patent and several granted patents in other foreign countries and has two issued U.S. patents and three pending foreign patent applications related to methods of treatment of bone disease in cancer patients, and has one U.S. patent relating to genetic manipulation. Our wholly owned subsidiary Abgenix Biopharma, owns one issued U.S. patent and has one pending patent in Canada and Europe relating to the SLAM technology. Our wholly owned subsidiary IntraImmune Therapies, Inc. has three pending applications in the United States and nine pending applications in other foreign countries related to intrabody technology, which may give antibodies access to intracellular targets. In addition, we have nine issued U.S. patents, several granted patents in other foreign countries, seven pending patent applications in the United States and eighteen pending patent applications abroad that we jointly own with Japan Tobacco relating to antibody technology or genetic manipulation. While we rely on U.S. and foreign patent laws to protect our proprietary technology, any patents, if issued, may provide us with little protection, especially in foreign countries.

        We also attempt to protect our technologies by maintaining trade secrets and proprietary know-how. However, the agreements we enter into for these purposes may not be enforced or our counter parties may breach them. In addition, these agreements may not prevent third parties from discovering our trade secrets or know-how or independently developing the same or similar technologies.

        Scientists have conducted research for many years in the antibody and transgenic animal fields. This has resulted in a substantial number of issued patents and an even larger number of pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. Such infringement or violation may prevent us and our contract parties from pursuing product development or commercialization. Such a result would materially harm our business, financial condition and results of operations.

        GlaxoSmithKline plc, or Glaxo, has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech, Inc. in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these claims were in force.

        Genentech, Johnson & Johnson, Glaxo and Transkaryotic Therapies, Inc. each owns or controls a U.S. patent that relates to recombinant cell lines or methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by any of these patents, we may then need to obtain a license should one be available. Under these circumstances, our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these patent claims were in force.

        Genentech, owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with a cytotoxic factor. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic agent. However, we do not believe that either the Genentech or ImClone patent would be successfully asserted against any planned commercial sales of ABX-EGF. We believe that currently all of the Company's activities relating to anti-EGFr receptor monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. We do not expect the scope of our product development plans to change in the future prior to filing an application for a biologic license with the FDA. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with ABX-EGF and are valid, such a decision may require us to obtain a license to Genentech's or ImClone's patent, as the case may be, to label and sell ABX-EGF for certain combination therapies. Our failure to obtain a license at all or on commercially reasonable terms could impede our commercialization of ABX-EGF in the United States.

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

Patent Cross-License with GenPharm

        In March 1997, we along with Cell Genesys, Xenotech and Japan Tobacco, signed a comprehensive patent cross-license with GenPharm. Under the cross-license, we have licensed on a non-exclusive basis certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice that produce fully human antibodies. We use our

XenoMouse technology to generate fully human antibody products and have not licensed the use of, and do not use, any transgenic rodents developed or used by GenPharm. All of our financial obligations in connection with the cross-license were recognized in 1997.

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

        Preclinical testing includes laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Laboratories that comply with FDA regulations regarding good laboratory practices must conduct preclinical safety tests. We submit the results of the preclinical tests, together with manufacturing information, analytical data and clinical study plans, to the FDA as part of the IND and the FDA reviews those results before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. If we submit an IND, our submission may not result in FDA authorization to commence clinical trials. Also, the lack of an objection by the FDA does not mean it will ultimately approve an application for marketing approval. Furthermore, we may encounter problems in clinical trials that cause us or the FDA to delay, suspend or terminate our trials.

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

        We conduct clinical trials in three sequential phases that may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of a Phase 1 clinical trial is to establish initial data about safety and tolerance of the biologic agent in humans. In Phase 2 clinical trials, we seek evidence about the desired therapeutic efficacy of a biologic agent in limited studies of patients with the target disease. We make efforts to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. We also gather additional safety data from these studies. The Phase 3 clinical trial program consists of expanded, large-

scale, multi-center studies of persons who are susceptible to or have developed the disease. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

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

        We have limited experience in conducting and managing clinical trials. We rely in part on third parties, including our collaborators, to assist us in managing and monitoring clinical trials. Our reliance on third parties may result in delays in completing, or failing to complete, clinical trials if they fail to perform under our agreements with them.

        Only four of our product candidates, ABX-EGF, ABX-MA1, ABX-CBL and ABX-IL8, have been in clinical trials. With respect to ABX-EGF and ABX-MA1, we have not obtained enough data from these clinical trials to date to demonstrate safety and efficacy under applicable FDA guidelines. As a result, such data will not support an application for regulatory approval without further clinical trials. With respect to ABX-CBL and ABX-IL8, the results of the clinical trials we conducted did not support further clinical studies. Clinical trials that we conduct or that third parties conduct on our behalf for any product candidate may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

        Our product candidates may fail to demonstrate safety and efficacy in clinical trials. For example, in January 2002 and May 2002, respectively, we announced that clinical trials of our proprietary product candidate ABX-IL8 as treatment for rheumatoid arthritis and psoriasis did not support further clinical studies of that product candidate. Additionally, in February 2003, we completed a preliminary analysis of the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint and did not support further clinical studies of that product candidate. These and other potential failures may delay development of other product candidates, and hinder our ability to conduct related preclinical testing and clinical trials. As a result of such failures, we may also be unable to obtain additional financing. The failure of clinical trials can also result in research and development charges, such as those we incurred in the second quarter of 2002 in connection with our decision to wind down our clinical trials for ABX-IL8. Any delays in, or termination of, our clinical trials would materially harm our business, financial condition and results of operations.

        We have ongoing research projects that may produce product candidates, and we have not submitted INDs or begun clinical trials for these projects. We may not successfully complete our pre-clinical or clinical development efforts. We may not file further INDs and we may not commence clinical trials as planned.

        We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and the facilities must pass an inspection by the FDA before they can be used in commercial manufacturing of any product. Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the California Department of Health Services. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other regulatory requirements. If we or our third-party manufacturers fail to comply, our business, financial condition and results of operations will be materially harmed.

        For clinical investigation and marketing outside the United States, we may be subject to the regulatory requirements of other countries, which vary from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above.

Competition

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm; Kirin Brewing Co.; GenMab; Cambridge Antibody Technology Group; Protein Design Labs, Inc.; MorphoSys; Xenerex Biosciences; XLT Biopharmaceuticals Ltd.; and Alexion Pharmaceuticals, Inc.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. For example, ImClone, AstraZeneca, Glaxo and a collaboration of OSI Pharmaceuticals, Inc., Genentech, and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials. Furthermore, we are aware that AstraZeneca has received licensing approval in Japan for its experimental cancer drug Iressa, which may compete with ABX-EGF.

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

Manufacturing

        We are completing construction of our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA good manufacturing practices. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction is substantially complete and portions of this facility are now operational. We are also conducting validation of the facility and expect to complete a significant stage of validation in the second quarter of 2003. The costs of this facility, including design fees, permits, validation, leasehold improvements and equipment, will be approximately $142.0 million. Completion of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. While the managers of the facility gained extensive manufacturing experience in prior positions with other companies, we have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. We will also need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with those regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to complete and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our business, financial condition and results of operations.

        To date we have relied on a single contract manufacturer, Lonza, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We have also relied on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center has produced ABX-MA1 for use in our clinical trials. While portions of our Fremont manufacturing facility are now operational, creating additional capacity, which we control, we cannot assure you that we will be able to qualify the facility for regulatory compliance as expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza is making available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement granting us an option to negotiate an additional manufacturing supply agreement that would have provided us with additional capacity. In July of 2002, after evaluation of our revised capacity needs, we notified Lonza that we had decided not to continue these negotiations.

        Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other applicable regulations, production costs and development of advanced manufacturing techniques and process controls. If we continue to use third-party manufacturers, they may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. Any failure of third-party manufacturers to deliver required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or successfully implement our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

Employees

        As of December 31, 2002, we employed 387 persons, all of whom we employed on a full-time basis. Approximately 302 employees were engaged in research and development, and 85 supported administration, legal, finance, management information systems and human resources.

        Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

Executive Officers

        The names and ages of our executive officers as are as follows:

Name	Age	Position(s)
Raymond M. Withy, Ph.D.	47	Director, President and Chief Executive Officer
C. Geoffrey Davis, Ph.D.	51	Chief Scientific Officer
Kurt Leutzinger	52	Chief Financial Officer
Gisela M. Schwab, M.D.	46	Chief Medical Officer
Susan L. Thorner	54	Vice President, General Counsel and Secretary

        Raymond M. Withy, Ph.D. has served as a member of our Board since November 2001, as Chief Executive Officer since May 2002 and as our President and Chief Operating Officer since January 2001. From January 2000 to December 2000 he served as our Chief Business Officer and from June 1996 to January 2000 as our Vice President, Corporate Development. He also serves as a director of Xenotech. From May 1993 to June 1996, Dr. Withy served in various positions at Cell Genesys, most recently as Director of Business Development. From 1991 to May 1993, Dr. Withy was a private consultant to the biotechnology industry in areas of strategic planning, business development and licensing. From 1984 to 1991, Dr. Withy was an Associate Scientific Director at Genzyme Corporation, a biotechnology company. Dr. Withy received a B.S. degree in Chemistry and Biochemistry and a Ph.D. degree in Biochemistry, both from the University of Nottingham.

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

        Kurt Leutzinger has served as our Chief Financial Officer since July 1997. From June 1987 to July 1997, Mr. Leutzinger was a Vice President of General Electric Investments and a portfolio manager of the General Electric Pension Fund. At General Electric, he was responsible for private equity investments with a focus on medical technology. Mr. Leutzinger received a B.A. degree in Economics from Fairleigh Dickinson University and an M.B.A. degree in Finance from New York University and is a certified public accountant.

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

        We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001 and $208.9 million in 2002. As of December 31, 2002, our accumulated deficit was $368.3 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

  •
  costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm;

  •
  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Hesed Biomed, Inc., Abgenix Biopharma, Inc., IntraImmune Therapies, Inc. and Japan Tobacco's interest in Xenotech;

  •
  general and administrative costs relating to our operations; and

  •
  impairment charges related to our strategic investments in CuraGen, ImmunoGen, and MDS Proteomics.

        We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing, manufacturing and other contractual arrangements, and the initiation, success or failure of clinical trials.

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

  •
  enter into further co-development, licensing, manufacturing or other agreements;

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

        We will continue to expend substantial resources to support research and development, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $128.5 million, $96.2 million and $50.1 million, respectively, on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

  •
  the scope and results of preclinical development and clinical trials;

  •
  the retention of existing and establishment of further co-development, licensing, manufacturing and other agreements, if any;

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

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics, and we may elect to make additional similar investments in the future. As of December 31, 2002, we had a carrying value of $10.6 million in CuraGen common stock, which reflected the public trading price on that date of $4.65 per share. We also had a carrying value on December 31, 2002, of $2.4 million of ImmunoGen common stock, which reflected the public trading price on that date of $3.10 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We purchased $15.0 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50.0 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15.0 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. During 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, and therefore we deemed that an impairment of these investments had occurred. Accordingly, we recorded impairment charges totaling $67.3 million in the year ended December 31, 2002, which were based on the differences between the market price and cost basis or new adjusted cost basis of these securities. As of December 31, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, were reported as a component of stockholders' equity. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. In 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on this investment in the year ended December 31, 2002. The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. As of December 31, 2002, the cost basis of this investment reflected the current estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet. If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

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

        In addition, our decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We hope to be able to make up for this loss of diversity through the number of potential new product candidates we have in preclinical development. However, to the extent that we are unable to maintain a broad and diverse range of product candidates, our success would depend more heavily on one or a few product candidates.

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

        Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. However, we estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase 1	1 - 2 Years
Phase 2	1 - 2 Years
Phase 3	2 - 4 Years

        Many factors may delay our commencement and rate of completion of clinical trials, including:

  •
  the number of patients that ultimately participate in the trial;

  •
  the duration of patient follow-up that seems appropriate in view of the results;

  •
  the number of clinical sites included in the trials; and

  •
  the length of time required to enroll suitable patient subjects.

        We have limited experience in conducting and managing clinical trials. We rely on third parties, including our collaborators, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or in failure to complete, these trials if the third parties fail to perform under our agreements with them.

        In addition, we have ongoing research projects that may lead to product candidates, but we have not submitted INDs nor begun clinical trials for these projects. Our preclinical or clinical development efforts may not be successfully completed, we may not file further INDs and clinical trials may not commence as planned.

        Four of our proprietary product candidates, ABX-EGF, ABX-MA1, ABX CBL and ABX-IL8, are in clinical trials. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

        Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, we completed analysis of the Phase 2b clinical trials of ABX-IL8 in psoriasis and concluded that the results did not warrant continued development in psoriasis and decided not to proceed with studies in other disease indications. Similarly we completed a preliminary analysis of the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint. Therefore, we and SangStat do not plan any further development of ABX-CBL. Such failure could delay the development of other product candidates or hinder our ability to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development charges. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We currently rely on third-party manufacturers, and we may have difficulty conducting clinical trials of our product candidates if a manufacturer does not perform in accordance with our expectations.

        To date we have relied on a single contract manufacturer, Lonza Biologics, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We have also relied on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center has produced ABX-MA1 for use in our clinical trials. While portions of our Fremont manufacturing facility are now operational, creating additional capacity, which we control, we cannot assure you that we will be able to qualify this facility for regulatory compliance as expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza is making available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza's facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility. In July 2001, we entered into an agreement granting us an option to negotiate an additional manufacturing supply agreement that would have provided us with additional capacity. In July 2002, after evaluation of our revised capacity needs, we notified Lonza that we had decided not to continue these negotiations.

        Lonza has a limited number of facilities in which it can produce our product candidates and has limited experience in manufacturing them in quantities sufficient for conducting clinical trials or for commercialization. We currently rely on Lonza to produce our product candidates under good manufacturing practice regulations that meet acceptable standards for our clinical trials.

        Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. If we continue to use third-party manufacturers, they may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. Any failure of third-party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or successfully implement our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

Our own ability to manufacture is uncertain, which may make it more difficult for us to develop and sell our products.

        We are completing construction of our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction is substantially complete and portions of the facility are operational. We are also conducting validation of the facility and expect to complete a significant stage of validation in the second quarter of 2003. The costs of this facility, including design fees, permits, validation, leasehold improvements and equipment, will be approximately $142.0 million. Completion of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with those regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to complete and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

        We also may encounter problems with the following:

  •
  production yields;

  •
  quality control and assurance;

  •
  availability of qualified personnel;

  •
  on-going compliance with FDA regulations;

  •
  production costs; and

  •
  development of advanced manufacturing techniques and process controls.

        We continually evaluate our options for commercial production of our antibody therapeutic products, which include use of third-party manufacturers, use of our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a third party. We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It may take a substantial period of time for a contract manufacturing facility that has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We may not be able to contract with any of these companies on acceptable terms, if at all.

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

The successful growth of revenues from our manufacturing services depends to a large extent on our ability to find third-parties to agree to use our services and our ability to provide those services successfully.

        Our strategy for enhancing contract revenues depends, in part, on entering into agreements to provide antibody production services to third parties. Potential third parties include our existing collaborators, as well as other pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop this aspect of our business. To date, we have entered into one production services agreement and we cannot assure you that we will be able to enter into additional agreements.

        We may not be able to secure manufacturing agreements on favorable terms. If we do obtain such agreements, we may encounter difficulties in performing as agreed. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. The failure to deliver the required quantities of product on a timely basis and at commercially reasonable prices could materially harm our business, financial condition and results of operations.

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

        Our ability to continue our current collaborations and to enter into additional third party collaborations is dependent in large part on our ability to successfully demonstrate that our XenoMouse technology is an attractive method of developing fully human antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only five fully human antibody therapeutic product candidates generated with XenoMouse technology have entered clinical testing. We have announced that one of these product candidates has not met our expectations. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

        Our dependence on licensing, collaboration, manufacturing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

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

        We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and the facilities must pass an inspection by the FDA before we can use them in commercial manufacturing of any product. Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the California Department of Health Services. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other regulatory requirements. The failure of us or our third-party manufacturers to comply with these requirements would materially harm our business, financial condition and results of operations.

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

        Glaxo has a family of patents relating to certain methods for generating monoclonal antibodies that Glaxo is asserting against Genentech in litigation that was commenced in 1999. On May 4, 2001, Genentech announced that a jury had determined that Genentech had not infringed Glaxo's patents and that all of the patent claims asserted against Genentech are invalid. We understand that Glaxo has filed a notice of appeal with the Court of Appeals for the Federal Circuit. If any of the claims of these patents are finally determined in the litigation to be valid, and if we were to use manufacturing processes covered by the patents to make our products, we may then need to obtain a license should one be available. Should a license be denied or unavailable on commercially reasonable terms, we may have difficulty commercializing one or more of our products in any territories in which these claims were in force.

        Genentech, Johnson & Johnson, Glaxo and Transkaryotic Therapics each owns or controls a U.S. patent that relates to recombinant cell lines or methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by any of these patents, we may then need to obtain a license should one be available. Under these circumstances, our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these patent claims were in force.

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

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, a wholly owned subsidiary of Medarex, Medarex's collaborator, Kirin Brewing Co.; GenMab; Cambridge Antibody Technology Group; Protein Design Labs, Inc.; MorphoSys; Xenerex Biosciences, a subsidiary of Avanir Pharmaceuticals; XLT Biopharmaceuticals Ltd.; and Alexion Pharmaceuticals, Inc.

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. ImClone, AstraZeneca, plc, Glaxo and a collaboration of OSI Pharmaceuticals, Inc., Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials. In September 2002, an FDA advisory panel voted to recommend for approval AstraZeneca's small molecule product candidate Iressa, which may compete with ABX-EGF. Furthermore, we are also aware that AstraZeneca has received licensing approval for Iressa in Japan for the treatment of advanced non-small cell lung cancer.

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

        For us to pursue product development, marketing and commercialization plans, we may need to hire additional qualified scientific personnel. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing, law and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.

        We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2001 and 2002, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to reprice or otherwise adjust the terms of these stock options, grant additional stock options at the current lower market price, pay higher cash compensation, or some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful. If we issue additional stock options, this would dilute existing stockholders.

        As a result of these factors, we may have difficulty attracting and retaining qualified personnel, which could materially harm our business, financial condition and results of operations.

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

        The use of any of our product candidates, or of any products manufactured in our facility, in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale. Consumers, healthcare providers, pharmaceutical companies or others selling such products might make claims of this kind. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials, under which the coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

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

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between December 31, 2001 and December 31, 2002, our common stock closed as high as $33.64 per share and as low as $5.79 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Available Information

        Our Internet address is http://www.abgenix.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

        We currently lease approximately 516,000 square feet of office, laboratory and manufacturing facilities in Fremont, California and British Columbia, Canada. Our leases expire in the years 2010 through 2015 and each includes an option to extend, other than the lease for our facility in Canada. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3. Legal Proceedings

        We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock trades on the Nasdaq National Market under the symbol "ABGX." The following table lists quarterly information on the price range of our common stock based on the high and low reported closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions. As of February 28, 2003, there were 235 holders of record of our common stock.

	High	Low
Fiscal 2001:
First Quarter	$52.31	$16.75
Second Quarter	46.15	18.06
Third Quarter	44.10	20.29
Fourth Quarter	37.46	23.08
Fiscal 2002:
First Quarter	$32.82	$18.05
Second Quarter	18.98	9.32
Third Quarter	10.21	5.79
Fourth Quarter	9.62	5.99

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$19,293	$34,064	$26,601	$12,285	$2,498
Revenue under collaborative agreements from related parties	—	—	—	—	1,344
Interest and other income	20,145	29,542	32,848	3,045	961

Total revenues	39,438	63,606	59,449	15,330	4,803

Costs and expenses:
Research and development	128,494	96,234	50,137	21,106	17,588
Amortization of intangible assets, related to research and development	7,251	8,602	3,992	—	—
General and administrative	31,625	19,367	8,859	5,164	3,405
Restructuring charges	1,751	—	—	—	—
Impairment of investments	74,385	—	—	—	—
In-process research and development charge	—	—	5,215	—	—
Equity in (income) losses of investments	—	—	—	(546)	107
Non-recurring termination fee	—	—	—	8,667	—
Interest expense	4,830	259	39	438	530

Total costs and expenses	248,336	124,462	68,242	34,829	21,630

Loss before income tax	(208,898)	(60,856)	(8,793)	(19,499)	(16,827)
Foreign income tax expense	—	—	—	1,000	—

Net loss	$(208,898)	$(60,856)	$(8,793)	$(20,499)	$(16,827)

Basic and diluted net loss per share	$(2.39)	$(0.71)	$(0.11)	$(0.35)	$(0.75)

Shares used in computing basic and diluted net loss per share	87,237	86,111	80,076	58,148	22,412

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data*:
Cash, cash equivalents and marketable securities	$396,549	$493,733	$692,884	$56,908	$16,744
Working capital	381,790	470,810	621,481	56,112	13,101
Total assets	841,997	837,876	936,800	148,541	24,220
Long-term debt, less current portion	200,000	—	—	421	2,180
Accumulated deficit	(368,347)	(159,449)	(98,593)	(89,800)	(69,301)
Total stockholders' equity	601,639	790,970	839,675	137,060	16,959

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

        We are a biopharmaceutical company that develops and intends to manufacture and commercialize antibody therapeutic products for the treatment of a variety of disease conditions. We have proprietary technologies that facilitate rapid generation of highly specific, fully human antibody product candidates that bind to disease targets appropriate for antibody therapy. We developed our XenoMouse® technology, a technology utilizing genetically modified mice to generate fully human antibodies, and we also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our newly developed XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We intend to use our technologies to build a large and diversified product portfolio that we expect to develop and commercialize through licensing arrangements with pharmaceutical companies and others, through joint development and through internal product development programs.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

  Contract Revenues.

        Contract revenues totaled $19.3 million, $34.1 million and $26.6 million in 2002, 2001 and 2000, respectively. Because they depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our year-to-year contract revenues can fluctuate significantly and are inherently difficult to predict. With our new manufacturing facility and our existing pilot plant, we are now offering integrated process sciences and manufacturing services, which we refer to as production services. We expect total contract revenues in 2003 to be at similar levels as 2002, with a new contribution from production services and a lesser contribution from product development. Over the next few years, we expect revenue from production services to increase, and over the next several years we expect revenue from product development to decrease.

        The primary components of contract revenues for all periods were as follows:

  •
  Technology Licensing

    We recognized a total of $14.1 million, $19.0 million and $20.2 million in 2002, 2001 and 2000, respectively, from licensing our proprietary technologies. Revenues consisted primarily of the following:

    •
    Celltech R&D Ltd.—In each of 2002 and 2001, we recognized $8.4 million under an agreement with Celltech in which we granted a license of our SLAM technology. We received payments totaling $16.8 million in the fourth quarter of 2001 representing a research license fee and service fees for the transfer of technology, net of $0.2 million in shared closing costs. We recognized these fees over the six-month period ended March 31, 2002, during which we fulfilled our obligations to provide Celltech with the applicable protocols, technical information, and training to enable Celltech to effectively utilize the SLAM technology.

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

    •
    Japan Tobacco—In 2000, we recognized license fees of $3.0 million under agreements related to the license of certain technologies to Japan Tobacco in 1999. The technologies were completed and delivered in 2000.

    •
    Additionally, in 2002, 2001 and 2000 we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments, and option fees, under agreements related to the licensing of our XenoMouse technology. These revenues were generated from several collaborators, but were primarily from Pfizer, CuraGen and Amgen.

  •
  Proprietary Product Development

    We recognized a total of $5.2 million, $15.1 million and $6.4 million in 2002, 2001 and 2000, respectively, pursuant to our joint development and commercialization agreements for the development of ABX-EGF and ABX-CBL. In 2002, 2001 and 2000, these revenues included reimbursement of development costs. In 2001 and 2000, these revenues also included milestone and license fees. The license fees were recognized ratably over the contractual performance periods. Under the ABX-EGF agreement, this was the 17-month period ended December 31, 2001. Under the ABX-CBL agreement, this was the 6-month period ended January 31, 2001.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income totaled $20.1 million in 2002, $29.5 million in 2001 and $32.8 million in 2000. The decreases were due to lower interest rates and lower average cash, marketable securities and cash equivalent balances. We expect interest income to decrease in future periods, as average cash balances decrease.

  Research and Development Expenses.

        Research and development expenses increased to $128.5 million in 2002 from $96.2 million in 2001 and from $50.1 million in 2000. Management separates research and development expenditures into amounts related to pre-clinical research and development, amounts related to clinical development programs and amounts related to facilities as follows:

  •
  Preclinical Research and Development Costs

    Preclinical research and development costs include costs associated with preclinical research, development and testing of our product candidates, such as the costs of Abgenix personnel, costs charged by outside contractors and the costs of technology in-licensing. Research costs increased to $53.4 million in 2002 from $32.2 million in 2001 and from $23.7 million in 2000. The increase was due to the increased level of product development activities, including activities related to new target validation, process sciences and bioinformatics. Additionally, the increase was due to development of new technology including our SLAM technology. In 2002, the increase was also due to increased expenditures for cell culture, purification, quality assurance and quality control functions related to clinical trial supplies. Major components of the increases in 2002 and 2001 were as follows:

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support preclinical research and development activities increased 80% in 2002 from 2001 and 73% in 2001 from 2000. In addition, the increase in 2001 as compared to 2000 included the additional personnel costs resulting from our acquisition of Abgenix Biopharma, our Canadian subsidiary acquired in November 2000. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

    •
    Cost of Outside Contractors—The increases in preclinical research and development costs in 2002 and 2001 included costs associated with the development of cell lines for our product candidates, primarily performed by an outside contractor, Lonza Biologics. In 2002, the increase included a $1.7 million charge in the second quarter of 2002 related to an option fee. The option was for the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement. After evaluation of our capacity needs, we notified Lonza that we had decided to discontinue negotiations, and therefore expensed the option fee, which had previously been capitalized. In 2000, we incurred a charge of approximately $3.8 million to reserve manufacturing capacity by acquiring an option to negotiate a supply agreement with a contract manufacturer. We exercised the option and executed the five-year manufacturing supply agreement in December 2000. Additionally, in 2001 we entered into an agreement with Impath Inc. under which Impath evaluated target expression by performing certain tissue studies, enabling us to better identify potential diagnostic and therapeutic products. The services were provided over the thirteen-month period ended April 2002.

    •
    Third-Party Development—In 2002 and 2001, we paid fees to Gliatech related to pre-clinical studies. Gliatech is performing under an agreement with us for the development and commercialization of fully human antibody therapeutic candidates against the complement protein properdin.

    •
    In-Licensing Fees—Included in 2000 were technology in-licensing fees of $5.0 million paid to ImmunoGen for providing the Company with non-exclusive access to ImmunoGen's maytansinoid Tumor-Activated Prodrug technology. Under the agreement with ImmunoGen, future payments are due if certain milestones are met and royalties are due on net sales of any resulting products. Additionally, in 2001 and 2000, we paid fees to Genzyme Transgenics Corporation related to research Genzyme is performing in which Genzyme agreed to produce our antibody product candidate, ABX-IL8, using its own manufacturing system.

  •
  Clinical Costs

    Clinical costs include costs of conducting clinical trials, such as research fees and drug supply costs charged by outside contractors and costs of Abgenix personnel. Clinical costs were $43.3 million, $44.2 million and $20.5 million in 2002, 2001 and 2000, respectively. The decrease in 2002 compared to 2001 was primarily due to the decrease in the clinical trials being conducted for ABX-IL8. The increase in 2001 compared to 2000 was due to the initiation of new clinical trials and the progression to later stage clinical trials for three of our product candidates, ABX-IL8, ABX-EGF and ABX-CBL. Pursuant to our joint development agreements, we share equally in the costs of developing and commercializing ABX-EGF with Amgen and Immunex and ABX-CBL with SangStat. In February 2003, we completed a preliminary analysis of the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint. Therefore, we and SangStat do not plan any further development of ABX-CBL. Overall, we expect costs associated with conducting clinical trials in 2003 to be comparable to these costs in 2002 as we and our co-developers, Amgen and Immunex, initiate new trials and add patients to our existing ABX-EGF clinical trials, offset partially by decreases related to discontinuing clinical trials being conducted for ABX-IL8 and ABX-CBL. Major components of the changes in 2002 and 2001 were as follows:

    •
    Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, and drug supply costs decreased 3% in 2002 from 2001 and increased 112% in 2001 from 2000. The decrease in 2002 was primarily due to the winding down of clinical trials for ABX-IL8 beginning in the second quarter of 2002, partially offset by a $6.7 million charge in the second quarter of 2002 for previously capitalized clinical trial supplies for ABX-IL8 and by a $4.3 million charge in the fourth quarter of 2002 for previously capitalized clinical trial supplies for ABX-EGF due to the decision to use a new manufacturing methodology for certain future clinical trials.

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities decreased 3% in 2002 from 2001 and increased 139% in 2001 from 2000. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

  •
  Facility Costs

    Facility costs allocated to research and development increased to $31.8 million in 2002 from $19.9 million in 2001 and $5.9 million in 2000. In order to accommodate our increased personnel and research and development activities, we acquired new facilities and related leasehold improvements, furniture and fixtures. As a result, all of our facility-related costs, primarily personnel costs, rent, and depreciation, increased from year to year. We expect facility costs allocated to research and development to increase in future periods as a result of our recent capital expansion. We expect that the primary sources of this increase will be related to operating our new manufacturing facility.

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

  Goodwill and Amortization of Identified Intangible Assets.

        Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) we acquired through the acquisitions of Hesed Biomed in 2001, Abgenix Biopharma and IntraImmune in 2000, and JT America's interest in Xenotech in 1999. Amortization of intangible assets totaled $7.3 million, $8.6 million and $4.0 million in 2002, 2001 and 2000, respectively. Beginning January 1, 2002, upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, but will perform impairment tests annually, or earlier if indications of impairment exist. We have conducted an initial and an annual impairment test on our goodwill in 2002 and concluded that no impairment charge was required. The amortization of goodwill was $2.5 million and $448,000 in 2001 and 2000, respectively. All other intangible assets will continue to be amortized over their estimated useful lives. The decrease in amortization in 2002 from 2001 was a result of ceasing to amortize goodwill, partially offset by the full year's amortization of the new technology acquired in the Hesed Biomed acquisition. The increase in amortization in 2001 from 2000 was a result of the acquisitions in 2001 and 2000.

  General and Administrative Expenses.

        General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance, and an allocation of facility costs. General and administrative expenses increased to $31.6 million in 2002 from $19.4 million in 2001 and from $8.9 million in 2000. The primary reason for the increase in 2002 as compared to 2001, was the increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system. Another significant reason for the increase was the depreciation expense related to the enterprise resource planning system, which was launched at the beginning of the third quarter of 2002. The increase in 2001 compared to 2000 primarily reflected increased personnel, legal, and consulting costs in support of the increased activities of the Company, which have included costs associated with building the infrastructure for human resources and recruiting efforts, finance and information systems and our legal department. The increase in 2001 also reflected the general and administrative costs associated with Abgenix Biopharma, our Canadian subsidiary acquired in November 2000. We expect personnel, consulting, professional services and other administrative costs to approximate the same levels in 2003 as in 2002.

  Restructuring Charges.

        In October 2002, we announced a restructuring plan, which consisted primarily of a 15% reduction in employees. A restructuring charge of $1.8 million was recorded in 2002 to account for severance, medical and other benefits associated with this restructuring. As of December 31, 2002, approximately $1.1 million of severance benefits were accrued and are expected to be paid to terminated employees over the next nine months. On an annual basis, we expect the reduction in salaries cost associated with this restructuring to be approximately $5.0 million.

  Impairment of Investments.

        We purchased an aggregate amount of $80.0 million of common stock of CuraGen and ImmunoGen as strategic investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. During 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, and therefore we deemed that an impairment of these investments had occurred. Accordingly, we recorded impairment charges totaling $67.3 million in the year ended December 31, 2002, which were based on the differences between the market price and cost basis or new adjusted cost basis of these securities. As of December 31, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, are reported as a component of stockholders' equity. If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with the collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. In 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred.

Accordingly, we recorded an impairment charge of $7.1 million in the year ended December 31, 2002. The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. As of December 31, 2002, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet. If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

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

        Abgenix Biopharma's SLAM technology is patented in the United States and patent applications are pending in Canada and Europe. SLAM is technologically feasible and we have licensed the technology to a customer. At the time of our acquisition of Abgenix Biopharma, its assembled workforce was comprised of 27 employees, primarily scientists, with specific experience and knowledge of the Abgenix Biopharma SLAM technology and other technologies in process. The combined allocated value of these two intangible assets is $36.0 million. Upon adoption of SFAS No. 141, assembled workforce no longer met the definition of an intangible asset. As a result, the net balance for assembled workforce was reclassified as goodwill.

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

  Interest Expense.

        Interest expense was related to interest and amortization of issuance costs on our convertible debt, and interest on our equipment leaseline financing and loan facility. Interest expense increased to

$4.8 million in 2002 from $259,000 in 2001 and $39,000 in 2000. The increase was primarily due to our issuance of $200.0 million of convertible debt in March 2002, which accrues interest at an annual rate of 3.5%, payable semi-annually and on which the first interest payment was made on September 11, 2002. Interest expense of $1.9 million related to the convertible debt was capitalized in 2002. For each future annual period, we expect to pay approximately $7.0 million of interest related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

Liquidity and Capital Resources

        At December 31, 2002, we had cash, cash equivalents and marketable securities of approximately $396.5 million. In March 2002, we received proceeds of approximately $194.0 million, net of commissions, from our issuance of $200.0 million of convertible debt. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had a fair value of $13.0 million at December 31, 2002.

        Cash Used in Operating Activities.    Net cash used in operating activities was $118.7 million, $26.0 million and $1.4 million in 2002, 2001 and 2000, respectively. This reflects an increase of $92.7 million in 2002 and an increase of $24.6 million in 2001. The increases reflected primarily the following:

  •
  An increase of $32.3 million and $46.1 million in 2002 and 2001, respectively, in funding of research and development and manufacturing costs related to the development of new products.

  •
  An increase of $12.3 million and $10.5 million in 2002 and 2001, respectively, in general and administrative expenses primarily related to an increase in consulting and personnel expenses related to our information systems, including the implementation of a new enterprise resource planning system.

  •
  A decrease of $13.6 million in 2002 and an increase of $10.8 million in 2001 in cash from interest income. The decrease in 2002 was due to lower interest rates and lower average cash balances. The increase in 2001 was due to the receipt of previously accrued interest income on proceeds from the follow-on public offering in 2000.

  •
  A decrease of $27.0 million in 2002 and an increase of $8.2 million in 2001 in customer payments. The decrease in 2002 was due primarily to a decrease in contract revenues. Both the decrease in 2002 and the increase in 2001 were affected by the timing of payments received under our contracts.

  •
  An increase of $17.0 million in 2002 in payments, which reduced accounts payable and accrued liabilities, as compared to a decrease of $9.3 million in 2001 in payments, which increased accounts payable and accrued liabilities.

        Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $30.5 million in 2002. Net cash used in investing activities was $45.8 million and $567.9 million in 2001 and 2000, respectively. Cash was provided by and used in investing activities primarily as follows:

  •
  Capital expenditures of $170.9 million, $73.2 million and $13.8 million in 2002, 2001 and 2000, respectively. The expenditures in 2002 reflect primarily investment in leasehold improvements, construction in progress and equipment for our new manufacturing facility and leasehold improvements in our new research and development facilities. Additionally, they reflect investments in computer hardware and software, including the acquisition of a new enterprise resource planning system. The expenditures in 2001 and 2000 reflect primarily investment in leasehold improvements in our new office facility, construction in progress for the new process sciences laboratory and manufacturing facility, and investments in computer hardware and software.

  •
  Maturities and sales, net of purchases, of marketable securities of $204.5 million and $136.3 million in 2002 and 2001, respectively. In 2000, the use reflected purchases, net of maturities, of marketable securities of $479.9 million with the funds we received from follow-on public offering and private placements in 2000.

  •
  Payments of $0.3 million and $72.8 million in 2002 and 2001, respectively, on account of liabilities related to acquisitions. In 2002, the amount was primarily related to payments to the holders of Abgenix Biopharma special shares. In 2001, the amount included $68.1 million to the holders of Abgenix Biopharma special shares and $4.7 million for the buy-out of certain stock options issued in connection with our acquisition of Abgenix Biopharma in November 2000.

  •
  Investment of $15.0 million in MDS Proteomics Inc. in 2001.

  •
  Investments of $15.0 million and $50.0 million in ImmunoGen and CuraGen, respectively, in 2000.

  •
  Payment of $9.3 million in 2000 for the acquisition of IntraImmune Therapies, Inc.

  •
  Payments of $2.8 million and $14.0 million to our landlord in 2002 and 2001, respectively, as the initial and final disbursements under a loan agreement entered into in August 2001.

        Cash Provided by Financing Activities.    Net cash provided by financing activities was $196.5 million, $4.3 million and $723.2 million in 2002, 2001 and 2000, respectively. In 2002, cash provided by financing activities consisted of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $2.5 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan. In 2001, cash provided by financing activities consisted of $4.6 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan, offset by $0.3 million in payments on long-term debt. In 2000, cash provided by financing activities consisted of $717.1 million proceeds from the sale of 9,936,000 shares of our common stock in a follow-on public offering in February 2000 and from the sale of 3,300,000 shares of our common stock in a private placement in November 2000, $0.7 million proceeds from Cell Genesys for the exercise of warrants, and $7.3 million from the exercise of stock options and our employee stock purchase plan, offset by $1.9 million in payments on long-term debt.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and we are obligated to pay interest on March 15 and September 15 of each year. We made our first interest payment of $3.7 million on September 11, 2002. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Proceeds from the sale of the notes, net of commissions payable to the initial purchasers of the notes but before subtracting other offering expenses payable by us, were $194.0 million.

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

        Financing Uncertainties Related to Our Business Plan.    We plan to continue to make significant expenditures to establish and staff our own manufacturing facility and support our research and development activities, including pre-clinical product development and clinical trials. In October 2002, we announced a restructuring plan, consisting primarily of a 15% reduction in employees. As a result of that plan we incurred a restructuring charge of $1.8 million in the fourth quarter of 2002. We also intend to continue to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. During 2003, we estimate that we will spend approximately $33.1 million on leasehold improvements and equipment to complete our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend up to approximately $1.0 million on new computer hardware and software.

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

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources to a significant extent. Four of our proprietary product candidates, ABX-EGF, ABX-MA1, ABX-CBL and ABX-IL8, are in various stages of clinical trials. We are discontinuing development of two of them, ABX-IL8 and ABX-CBL. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

For example, in January 2002 and May 2002, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis, respectively, did not support further clinical studies of that product candidate. Additionally in February 2003, we announced that the clinical trial of our proprietary product candidate, ABX-CBL as a treatment for graft versus host disease, did not support further clinical studies of that product candidate. The failure of clinical trials can also result in additional research and development expenses. For example, we recorded a charge of $6.7 million for the three months ended June 30, 2002, related to our decision in the second quarter of 2002 to wind down our clinical trials of ABX-IL-8.

        An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We also intend to enter co-development agreements, similar to our agreements with Amgen and Immunex for ABX-EGF and SangStat for ABX-CBL, and enter into additional joint development agreements earlier in the development lifecycle of product candidates than we did in our existing co-development agreements. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary, in view of the number of potential product candidates we have in preclinical development. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

        We also may be required to make further substantial expenditures if unforeseen difficulties arise in other parts of our business. In particular, our future liquidity and capital requirements also will depend on many factors other than our research and development activities, including:

  •
  the retention of existing and establishment of further collaboration, licensing, manufacturing and other agreements, if any;

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

        History of Net Losses.    We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001 and $208.9 million in 2002. As of December 31, 2002, our accumulated deficit was $368.3 million. Our losses to date have resulted principally from:

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

        Net Operating Loss Carryforwards.    As of December 31, 2002, we had federal net operating loss carryforwards of approximately $314.0 million. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with the 1997 settlement and cross-license that have been expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2006 through 2022, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

  •
  Incentive milestone payments are recognized as revenue when the specified milestone is achieved. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Abgenix, such as regulatory approval to market a product. Incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the type of milestone achieved. Upon achievement of an incentive milestone event, we have no future performance obligations related to the payment.

Accounting for Equity Investments.

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. As of December 31, 2002, we had a carrying value of $10.6 million in CuraGen common stock, which reflected the public trading price on that date of $4.65 per share. We also had a carrying value on December 31, 2002, of $2.4 million in ImmunoGen common stock, which reflected the public trading price on that date of $3.10 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We purchased $15.0 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50.0 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15.0 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. During 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, and therefore we deemed that an impairment of these investments had occurred. Accordingly, we recorded impairment charges totaling $67.3 million in the year ended December 31, 2002, which were based on the differences between the market price and cost basis or new adjusted cost basis of these securities. As of December 31, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, were reported as a component of stockholders' equity. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

        In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. In 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on our investment in the year ended December 31, 2002. The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. As of December 31, 2002, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet. If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

Accounting for Goodwill.

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. Under our accounting policy, we have adopted an annual goodwill impairment test date as of the beginning of the fourth quarter of 2002. Following this approach, we use the carrying values available as of September 30, assess if they have a potential impairment, and complete the measurement of impairment, if required. Because we have determined that we have one reporting unit under SFAS No. 142, our market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit. However, the market capitalization is not the sole measure of the fair value of the reporting unit. For a brief period during the fourth quarter of 2002, our common stock had traded at a price that represented a market capitalization less than our book value. However this condition did not persist for a significant portion of the fourth quarter of 2002 and as of December 31, 2002, our common stock had traded at a price that represented a market capitalization higher than our book value. As of December 31, 2002, we determined that the fair value of the reporting unit was higher than its carrying value and an impairment charge was not recognized.

        While a decline in stock price and market capitalization is not specifically cited in SFAS No. 142 as a goodwill impairment indicator, we consider whether current business and market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value. If we determine that a potential impairment of our goodwill exists, we will perform the impairment measurement procedures under SFAS No. 142 which may result in a charge for the impairment of goodwill in future periods. Furthermore, a change in our determination of reporting units may also result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units may occur should we reorganize into reporting units for which each unit individually constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that unit. As of December 31, 2002, the carrying value of our goodwill was approximately $34.8 million.

Accounting for Clinical Trial Supplies.

        We pay fees to outside contractors for the manufacture of our antibody therapeutic product candidates. Such fees are capitalized as prepaid expense if management determines that the clinical trial supplies have alternative future uses in clinical trials for multiple indications of a product candidate and are expensed upon the use of the materials, primarily as they are used in clinical trials. We would immediately expense previously capitalized costs if the asset were not expected to have an alternative future use, such as use in a clinical trial. In the second quarter of 2002, as a result of our decision to wind down our clinical trials of ABX-IL-8, we recorded a charge of $6.7 million relating to clinical trial supplies that we had previously capitalized. Also, in the fourth quarter of 2002, as a result of deciding to use a new methodology for manufacturing ABX-EGF to be used for certain future clinical trials, we recorded a charge of $4.3 million, relating to clinical trial supplies manufactured under the previous methodology. As of December 31, 2002, the balance of prepaid clinical trial supplies was $12.1 million. We may incur additional expenses related to clinical supply writedowns depending on the outcome of ongoing clinical trials.

Contractual Obligations and Commercial Commitments

        Future minimum payments for certain contractual obligations for years subsequent to December 31, 2002 are as follows:

	Total	2003	2004- 2005*	2006- 2007*	2008 and Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$154,978	$12,471	$26,875	$28,765	$86,867
Convertible debt	200,000	—	—	200,000	—

Total	$354,978	$12,471	$26,875	$228,765	$86,867

        *Amounts represent total of minimum payments for the entire period.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%, and we are obligated to pay interest on March 15 and September 15 of each year. We made our first interest payment of $3.7 million on September 11, 2002. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash balance to repay the $200.0 million principal amount of our convertible debt. If our cash balance at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes. In addition, we expect to make interest payments on the notes of $7.0 million per year for years of 2003 through 2006, and $1.2 million in 2007, assuming all the notes remain outstanding until their maturity date.

        Other significant commercial commitments include the following:

  •
  Purchase commitments totaling $9.8 million to contractors related to the purchase of equipment and design and construction of our new manufacturing facility;

  •
  A monthly suite fee of approximately $1.2 million plus 15% raw material charge to Lonza for our exclusive use of a cell culture production suite within one of Lonza's facilities over the five-year contract term, which ends August 2006;

  •
  A commitment to share equally all the development costs for ABX-CBL pursuant to our joint development and commercialization agreement with SangStat. Development costs are determined by the development plan agreed upon by a joint steering committee. We and SangStat share responsibility for product development. In February 2003, we and SangStat announced that because the Phase 2/3 clinical trial for ABX-CBL did not meet its primary endpoint we would discontinue further development of ABX-CBL;

  •
  An annual maintenance fee of $50,000 for our exclusive worldwide rights to commercialize ABX-CBL. In addition, we must commit at least $1.0 million annually to the development of ABX-CBL until ABX-CBL receives regulatory approval as a commercial product in any country and to pay royalties on potential product sales. If we fail to fulfill this commitment, we could lose the CBL license and not be able to continue the development of ABX-CBL. Our obligations under the CBL license agreement are subject to our discretionary right to terminate the agreement. We and our co-developer, SangStat, announced in February 2003 our decision to discontinue further development of ABX-CBL;

  •
  A commitment to share equally all development costs for ABX-EGF pursuant to our joint development and commercialization agreement with Amgen and Immunex. Development costs are determined by the development plan agreed upon by a joint steering committee. We share responsibility for product development with Amgen and Immunex; and

  •
  Research and development and pre-launch marketing commitments to Gliatech of at least $2.0 million annually, including approximately $1.6 million over the ten-month period ending October 31, 2003, for pre-clinical studies, in connection with a license, development and commercialization agreement. In addition, we have committed to make payments for the achievement of certain development milestones and to pay royalties based on potential product sales, if any.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. We adopted SFAS No. 146 in the fourth quarter of 2002. Due to the nature of our restructuring activities in 2002, the impact of the adoption was not material. We do not expect the adoption of SFAS No. 146 to be significant to the results of operations for the years after 2002.

        In November 2002, the FASB issued Financial Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have certain agreements with customers and collaborators that contain indemnification provisions. Pursuant to such provisions, we typically indemnify the customer or collaborator against certain third-party claims. We are not aware of any facts that would be likely to give rise to an adverse judgment under these indemnification provisions.

        In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 may have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Interest Rate Risk.    The company is exposed to interest rate sensitivity on its investments in debt securities and its outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, during 2002 the Company has $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock. A hypothetical 1.0% per annum decrease in interest rates as of December 31, 2002 would have an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $6.3 million. A hypothetical 1% per annum increase in interest rates as of December 31, 2001 would have an adverse net change in the fair value of our interest rate sensitive assets of approximately $5.6 million.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen, ImmunoGen and MDS Proteomics. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the market price of these securities was approximately $13.0 million and $64.1 million as of December 31, 2002 and 2001, respectively. Due to decreases in the market price, we recorded impairment charges of $67.3 million in 2002 related to our investments in CuraGen and ImmunoGen. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.3 million from the fair value of those investments at December 31, 2002. Additional price declines could cause us to record additional impairment charges in future periods.

        An adverse movement of equity market prices generally would also have an impact on the valuation of our non-publicly traded strategic equity securities, such as MDS Proteomics. Such a movement and the related underlying economic conditions would negatively impact the prospects of any company we invest in, its ability to raise capital and the likelihood of our being able to realize our investment through liquidity events such as a public offering, merger or private sale. In 2002, we incurred a $7.1 million charge related to a write-down of our investment in MDS Proteomics, and we may incur future writedowns of these securities. At December 31, 2002, our strategic investment in MDS Proteomics had a carrying amount of $7.9 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Abgenix, Inc.

        We have audited the accompanying consolidated balance sheets of Abgenix, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abgenix, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
January 30, 2003

ABGENIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$207,974	$99,663
Marketable securities	188,575	394,070
Interest receivable	2,004	3,977
Accounts receivable, net	2,640	3,454
Prepaid expenses and other current assets	16,538	14,474

Total current assets	417,731	515,638
Property and equipment, net	244,419	86,467
Long-term investments	20,939	79,119
Goodwill	34,780	34,780
Identifiable intangible assets, net	92,349	99,526
Deposits and other assets	31,779	22,346

	$841,997	$837,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,557	$17,446
Deferred revenue	3,416	11,751
Accrued liabilities	8,907	13,473
Acquisition liabilities	—	2,158
Accrued interest payable	2,061	—

Total current liabilities	35,941	44,828
Deferred rent	4,417	2,078
Convertible subordinated notes	200,000	—
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 87,655,342 and 86,835,165 shares issued and outstanding at December 31, 2002 and 2001, respectively	9	9
Additional paid-in capital	965,821	961,456
Accumulated other comprehensive income (loss)	4,156	(11,046)
Accumulated deficit	(368,347)	(159,449)

Total stockholders' equity	601,639	790,970

	$841,997	$837,876

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
Contract revenue	$19,293	$34,064	$26,601
Interest and other income	20,145	29,542	32,848

Total revenues	39,438	63,606	59,449

Costs and expenses:
Research and development	128,494	96,234	50,137
Amortization of intangible assets, related to research and development	7,251	8,602	3,992
General and administrative	31,625	19,367	8,859
Restructuring charges	1,751	—	—
Impairment of investments	74,385	—	—
In-process research and development charge	—	—	5,215
Interest expense	4,830	259	39

Total costs and expenses	248,336	124,462	68,242

Net loss	$(208,898)	$(60,856)	$(8,793)

Basic and diluted net loss per share	$(2.39)	$(0.71)	$(0.11)

Shares used in computing basic and diluted net loss per share	87,237	86,111	80,076

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1999	68,669,092	$7	$213,510	$(670)	$14,013	$(89,800)	$137,060
Change in unrealized losses on available-for-sale securities	—	—	—	—	(14,718)	—	(14,718)
Net loss	—	—	—	—	—	(8,793)	(8,793)

Comprehensive loss							(23,511)

Issuance of common stock upon exercise of warrants	486,668	—	730	—	—	—	730
Issuance of common stock at $52.50 per share (net of issuance costs and commissions of $25,217)	9,936,000	1	496,422	—	—	—	496,423
Issuance of common stock at $70.00 per share (net of issuance costs and commissions of $10,310)	3,300,000	1	220,689	—	—	—	220,690
Issuance of common stock upon exercise of stock options	2,799,324	—	6,490	—	—	—	6,490
Issuance of common stock pursuant to the employee stock purchase plan	210,464	—	762	—	—	—	762
Amortization of deferred compensation	—	—	—	436	—	—	436
Compensation related to grant of stock options to consultants	—	—	595	—	—	—	595

Balance at December 31, 2000	85,401,548	9	939,198	(234)	(705)	(98,593)	839,675
Change in unrealized losses on available-for-sale securities	—	—	—	—	(10,341)	—	(10,341)
Net loss	—	—	—	—	—	(60,856)	(60,856)

Comprehensive loss							(71,197)

Issuance of common stock pursuant to the replacement stock options related to the acquisition of Abgenix Biopharma	87,742	—	3,502	—	—	—	3,502
Issuance of common stock at $29.79 per share in connection with the acquisition of Hesed Biomed	475,930	—	14,178	—	—	—	14,178
Assumption of warrants for common stock in connection with the acquisition of Hesed Biomed	—	—	354	—	—	—	354
Issuance of common stock upon exercise of stock options	800,546	—	2,828	—	—	—	2,828
Issuance of common stock pursuant to the employee stock purchase plan	69,399	—	1,396	—	—	—	1,396
Amortization of deferred compensation	—	—	—	234	—	—	234

Balance at December 31, 2001	86,835,165	9	961,456	—	(11,046)	(159,449)	790,970
Change in unrealized losses on available-for-sale securities	—	—	—	—	15,202	—	15,202
Net loss	—	—	—	—	—	(208,898)	(208,898)

Comprehensive loss							(193,696)

Issuance of common stock at $29.79 per share in connection with the acquisition of Hesed Biomed	61,506	—	1,832	—	—	—	1,832
Assumption of warrants for common stock in connection with the acquisition of Hesed Biomed	2,680	—	49	—	—	—	49
Issuance of common stock upon exercise of stock options	548,367	—	725	—	—	—	725
Issuance of common stock pursuant to the employee stock purchase plan	207,624	—	1,759	—	—	—	1,759

Balance at December 31, 2002	87,655,342	$9	$965,821	$—	$4,156	$(368,347)	$601,639

See Accompanying Notes

ABGENIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(208,898)	$(60,856)	$(8,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,978	5,176	1,956
Amortization of goodwill	—	2,548	448
Amortization of identified intangible assets	7,251	6,054	3,544
Impairment of investments	74,385	—	—
Amortization of debt issuance costs	954	—	—
Stock options issued to consultants	—	—	595
In-process research and development charge	—	—	5,215
Changes for certain assets and liabilities:
Interest receivable	1,973	5,816	(8,690)
Accounts receivable	814	(57)	753
Prepaid expenses and other current assets	(2,064)	(2,509)	(6,288)
Deposits and other assets	(1,676)	(5,080)	(1,042)
Accounts payable	4,111	11,107	3,891
Deferred revenue	(8,335)	4,773	3,211
Accrued liabilities	(4,626)	5,477	3,371
Accrued interest payable	2,061	—	—
Deferred rent	2,339	1,511	417

Net cash used in operating activities	(118,733)	(26,040)	(1,412)

Investing activities
Purchases of marketable securities	(141,771)	(1,032,726)	(1,089,518)
Maturities of marketable securities	173,382	1,167,564	609,637
Sales of marketable securities	172,846	1,488	—
Purchases of property and equipment	(170,930)	(73,156)	(13,809)
Investment in note receivable	(2,750)	(14,000)	—
Purchases of technology licenses	—	(2,942)	—
Purchases of long-term investments	—	(15,101)	(65,000)
Payments for acquisition liabilities	(266)	(72,822)	—
Acquisition of Hesed Biomed, net of cash acquired	—	(4,124)	—
Acquisition of IntraImmune, net of cash acquired	—	—	(9,253)

Net cash provided (used) in investing activities	30,511	(45,819)	(567,943)

Financing activities
Net proceeds from issuances of convertible subordinated notes	194,000	—	—
Net proceeds from issuances of common stock	2,533	4,596	725,095
Payments on long-term debt	—	(316)	(1,864)

Net cash provided by financing activities	196,533	4,280	723,231

Net increase (decrease) in cash and cash equivalents	108,311	(67,579)	153,876
Cash and cash equivalents at the beginning of the year	99,663	167,242	13,366

Cash and cash equivalents at the end of the year	$207,974	$99,663	$167,242

Supplemental disclosures of cash flow information
Cash paid during the year for interest, net of capitalized interest	$2,794	$259	$132

Non-cash investing and financing activities
Acquisition of Abgenix Biopharma in exchange for a liability to Abgenix Biopharma shareholders	$—	$—	$75,429

Common stock and warrants issued for acquisition of Hesed Biomed	$1,881	$14,532	$—

See Accompanying Notes

ABGENIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

        Abgenix, Inc. (Abgenix or the Company), is a biopharmaceutical company that focuses on discovery, development and manufacturing of human therapeutic antibody products for the treatment of a variety of disease conditions. The Company has proprietary technologies that facilitate rapid generation of highly specific, fully human antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy.

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

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and earlier adoption is encouraged. The Company adopted SFAS No. 146 in the fourth quarter of 2002. Due to the nature of the Company's restructuring activities in 2002, the impact of the adoption was not material. The Company does not expect the adoption of SFAS No. 146 to be significant to the results of operations for the years after 2002.

        In November 2002, the FASB issued Financial Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has certain agreements with customers and collaborators that contain indemnification provisions. Pursuant to such provisions, we typically indemnify the customer or collaborator against certain third-party claims. We are not aware of any facts that would be likely to give rise to an adverse judgment under these indemnification provisions.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options. See below in Note 1 under the caption Stock-Based Compensation for additional disclosures required under SFAS No. 148.

        In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 may have on its consolidated financial statements.

Cash Equivalents, Marketable Securities and Long-Term Investments

        The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

        Marketable securities consist of highly liquid debt securities with a maturity of greater than three months when purchased and marketable equity securities. The Company's marketable securities have been classified as "available-for-sale," and are carried at fair value based on quoted market prices. Unrealized gains and losses are reported as accumulated other comprehensive income(loss), which is a separate component of stockholders' equity. Unrealized losses on available-for-sale securities that are deemed to be other than temporary are included in earnings. Securities with unrealized losses for more than six months are presumed to be impaired, absent compelling evidence to the contrary. In addition, securities with unrealized losses for less than six months may be deemed impaired in certain circumstances.

        The Company also has a minority equity investment in a privately held company. The investment is included in long-term investments on the Company's balance sheet and is carried at cost. The Company monitors this investment for impairment and makes appropriate reductions in its carrying value when necessary.

Property and Equipment

        The Company records property and equipment at cost and provides depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the remaining life of the facility lease, manufacturing equipment is depreciated over 15 years, and all other assets are generally depreciated over two to five years. Furniture and equipment leased under capital leases is amortized over the shorter of the useful lives or the lease term. Depreciation of leased assets is included in depreciation expense and accumulated depreciation of the Company's owned assets.

Intangible Assets

        Intangible assets consist primarily of acquired existing technology (including patents and royalty rights), goodwill, and assembled workforce. Amortization is computed on a straight-line basis over the economic lives of the respective assets, estimated at 15 years for the existing technology and goodwill and three years for the assembled workforce.

        Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the Company has completed an initial and an annual goodwill impairment test in 2002 and found no impairment. While a decline in stock price and market capitalization is not specifically cited in SFAS No. 142 as a goodwill impairment indicator, the Company considers whether current business and market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value. If the Company determines that a potential impairment of our goodwill exists, the Company will perform the impairment measurement procedures under SFAS No. 142 which may result in a charge for the impairment of goodwill in future periods. Furthermore, a change in the Company's determination of reporting units may also result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units may occur should the Company reorganize into reporting units for which each unit individually constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that unit.

        Upon adoption of the new Business Combination rules, acquired workforce no longer meets the definition of an identified intangible asset. As a result, the net balance of $120,000 has been reclassified to goodwill in 2002. During the year ended December 31, 2002, no goodwill was acquired, impaired or written off.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Reported net loss	$(208,898)	$(60,856)	$(8,793)
Goodwill and workforce amortization	—	2,548	448

Adjusted net loss	$(208,898)	$(58,308)	$(8,345)

Reported basic and diluted loss per share	$(2.39)	$(0.71)	$(0.11)
Goodwill and workforce amortization	—	0.03	0.01

Adjusted basic and diluted loss per share	$(2.39)	$(0.68)	$(0.10)

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

  •
  Incentive milestone payments are recognized as revenue when the milestone is achieved. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Abgenix, such as regulatory approval to market a product. Incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the type of milestone achieved. Upon achievement of an incentive milestone event, the Company has no future performance obligations related to the payment.

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

Stock-Based Compensation

        The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS No. 123. Pro forma amounts may not be representative of future years.

	December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net loss	$(208,898)	$(60,856)	$(8,793)
Stock-based employee compensation cost included in the determination of net income	—	234	436
Stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards	(80,733)	(76,888)	(40,988)

Pro forma net loss as if the fair value based method had been applied to all awards	$(289,631)	$(137,510)	$(49,345)

Basic and diluted net loss per share	$(2.39)	$(0.71)	$(0.11)

Pro forma basic and diluted loss per share as if the fair value based method had been applied to all awards	$(3.32)	$(1.60)	$(0.62)

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

2.    ACQUISITIONS

Hesed Biomed

        In November 2001, the Company acquired Hesed Biomed, a privately held biotechnology company with significant intellectual property and technology in the field of catalytic antibodies. Abgenix acquired all of the common stock of Hesed Biomed for 537,436 shares of Abgenix common stock and warrants for the purchase of 18,729 shares of Abgenix common stock and cash. The total purchase price was valued at $21.6 million, including transaction costs. As a contingency for liabilities of the former Hesed Biomed arising after the acquisition date, 61,506 shares of the Company's common stock were not issued until November 2002. The value of these contingency shares at the time of acquisition was $1.9 million and was included in acquisition liabilities on the balance sheet at December 31, 2001. There were no acquisition liabilities remaining as of December 31, 2002. This acquisition was accounted for as the purchase of technology.

Abgenix Biopharma

        In November 2000, the Company acquired all of the voting stock of Abgenix Biopharma, a privately held Canadian biotechnology company with proprietary technology for accelerating antibody product discovery. This acquisition was accounted for using the purchase method of accounting. The total purchase price was $77.1 million, including transaction costs. Under the terms of the agreement, Abgenix Biopharma special shares were issued to former common and preferred shareholders and debenture holders of Abgenix Biopharma. The holders of the Abgenix Biopharma special shares had the right to put their shares to the Company for cash at $4.97 per share until September 30, 2002, as amended. In February 2001, the Company notified the holders of the special shares that the purchase price would be settled in cash. As of December 31, 2001, approximately 13.7 million Abgenix Biopharma special shares had been exchanged for $68.1 million and approximately 42,000 special shares were still outstanding and as of December 31, 2002, all of the Abgenix Biopharma special shares had been exchanged for $68.1 million.

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

        The in-process development activities of Abgenix Biopharma included two distinct research projects. The Company determined the amounts to be allocated to in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. The rate utilized to discount the net cash flows to their present value was 40%, for the in-process research and development. Hesed Biomed and IntraImmune had no in-process development activities at the time of acquisition. The purchase of Hesed Biomed was deemed to be the purchase of technology and not a business, therefore no allocation of the purchase price was made to goodwill. Beginning January 1, 2002, upon the adoption of SFAS No. 142, the Company no longer amortizes goodwill, but will perform impairment tests annually, or earlier if indicators of potential impairment exist.

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

Pro Forma Unaudited Financial Information for All Acquisitions

        The following unaudited pro forma financial information presents the results of operations of the Company, Abgenix Biopharma, and IntraImmune for the year ended December 31, 2000, as if the acquisitions had been consummated as of the beginning of 2000. The purchase of Hesed Biomed was accounted for as the purchase of technology and therefore pro forma financial information for prior periods is not presented.

December 31, 2000
(in thousands)
Total revenues	$60,301
Net loss	$(16,639)
Net loss per share	$(0.21)

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

3.    INVESTMENTS

Marketable Securities

        The following is a summary of marketable securities at December 31, 2002 and 2001:

	2002			2001
	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
	(in thousands)			(in thousands)
U.S. corporate obligations	$53,749	$1,069	$54,818	$166,352	$2,998	$169,350
Non-U.S. corporate obligations	6,152	120	6,272	—	—	—
Asset-backed securities	48,420	1,105	49,525	86,690	1,235	87,925
Commercial paper	1,544	1	1,545	84,159	152	84,311
Obligations of the U.S. government and its agencies	72,795	1,538	74,333	61,448	489	61,937
Non-U.S. government obligations	7,026	(1)	7,025	—	—	—
Municipal obligations	1,500	—	1,500	14,700	—	14,700
Money market funds	204,641	—	204,641	74,693	—	74,693
Marketable equity securities	12,723	324	13,047	80,000	(15,920)	64,080

Total	$408,550	$4,156	$412,706	$568,042	$(11,046)	$556,996

Classified as:
Cash equivalents			$203,615			$92,266
Marketable securities			188,575			394,070
Deposits and other assets			7,469			6,580
Long-term investments			13,047			64,080

			$412,706			$556,996

        The Company's available for sale debt securities have the following maturities at December 31, 2002:

Due in one year or less	$173,349
Due after one year but less than five years	21,669

$195,018

        The unrealized gains and losses as of December 31, 2002 and 2001 were reported as accumulated other comprehensive income/(loss), which is a separate component of stockholders' equity. There was no material gross realized gain or loss in 2002, 2001 and 2000.

Other Investment

        In August 2001, the Company entered a $16.8 million loan agreement. The first disbursement of $14.0 million was made in October 2001 and the final disbursement of $2.8 million was made in July 2002. The amount is included in deposits and other assets on the balance sheet. The loan bears interest at a rate of 8.5% per year and is payable monthly. The loan matures in August 2011 and the entire principal balance and accrued interest are due on the maturity date.

4.    COMPREHENSIVE INCOME/(LOSS)

        Other comprehensive gains/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss, net of tax, were as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Net loss	$(208,898)	$(60,856)	$(8,793)
Other comprehensive income (loss):
Unrealized holding losses arising during period	(52,075)	(10,341)	(14,718)
Less: reclassification adjustment for losses recognized in net loss	67,277	—	—

Net unrealized gains (losses) on securities	15,202	(10,341)	(14,718)

Comprehensive loss	$(193,696)	$(71,197)	$(23,511)

5.    IDENTIFIED INTANGIBLE ASSETS

        During the year ended December 31, 2002, no identified intangible assets were acquired, impaired or written off.

        Identified intangible assets as of December 31, 2002 and 2001 consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of December 31, 2002:
Acquisition-related developed technology	$106,183	$16,612	$89,571
Other intangible assets	3,016	238	2,778

Identified intangible assets	$109,199	$16,850	$92,349

As of December 31, 2001:
Acquisition-related developed technology	$106,183	$9,546	$96,637
Other intangible assets	3,016	127	2,889

Identified intangible assets	$109,199	$9,673	$99,526

        Amortization of acquisition-related intangibles was $7.1 million, $6.0 million and $3.5 million for 2002, 2001 and 2000, respectively. Amortization of other intangible assets was $185,000, $53,000 and zero for 2002, 2001 and 2000, respectively. All of the Company's acquired identified intangibles other than goodwill are subject to amortization.

        Expected amortization expense related to identified intangible assets for each of the fiscal years after December 31, 2002 is as follows (in thousands):

	Year Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Acquisition-related intangibles	$7,076	$7,076	$7,077	$7,077	$7,076	$54,189	$89,571
Other intangible assets	$182	$182	$183	$183	$182	$1,866	$2,778

6.    CONVERTIBLE SUBORDINATED NOTES

        In March 2002, the Company issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of Abgenix common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and the Company is obligated to pay interest by March 15 and September 15 of each year. The Company made its first payment of $3.7 million on September 11, 2002. The notes will mature on March 15, 2007, and are redeemable at the Company's option on or after March 20, 2005, or earlier if the price of the Company's common stock exceeds specified levels. In addition, the holders of the notes may require the Company to repurchase the notes if the Company undergoes a change in control. As of December 31, 2002, the fair value of the notes was $137.0 million. The fair value was based on the quoted market price at December 31, 2002.

7.    RESTRUCTURING CHARGES

        In October 2002, the Company announced a restructuring plan, which consisted primarily of a 15% reduction in employees. A restructuring charge of $1.8 million was recorded in 2002 to account for severance, medical and other benefits associated with this restructuring. As of December 31, 2002, approximately $1.1 million of severance benefits were accrued and are expected to be paid to terminated employees over the next nine months.

8.    IMPAIRMENT OF INVESTMENTS

        The Company purchased an aggregate amount of $80.0 million of common stock of CuraGen Corporation and ImmunoGen, Inc. as strategic investments. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on the Company's balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders' equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under the Company's accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. During 2002, the Company's investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, and therefore the Company deemed that an impairment of these investments had occurred. Accordingly, the Company recorded impairment charges totaling $67.3 million in the year ended December 31, 2002, which were based on the differences between the market price and cost basis or new adjusted cost basis of these securities. As of December 31, 2002, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, were reported as a component of stockholders' equity. If the Company deems these investments further impaired at the end of any future period, the Company may incur an additional impairment charge on these investments.

        In addition, the Company invested $15.0 million in MDS Proteomics Inc., a privately held company, in connection with the Company's collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of this investment is inherently more difficult to estimate than an investment in a publicly traded company. In 2002, the Company estimated that the value of its investment had declined to $7.9 million and that an impairment of this investment had occurred. Accordingly, the Company recorded an impairment charge of $7.1 million in the year ended December 31, 2002. The amount of the charge was based on the difference between the estimated value as determined by Abgenix management and the Company's original cost basis. As of December 31, 2002, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet. If the Company deems its investment in MDS Proteomics further impaired at the end of any future period, the Company may incur an additional impairment charge on this investment.

9.    BALANCE SHEET COMPONENTS

	December 31,
	2002	2001
	(in thousands)
Accounts receivable:
Accounts receivable	$3,457	$3,704
Less: Allowances	(817)	(250)

Accounts receivable, net	$2,640	$3,454

Property and equipment:
Furniture, machinery and equipment	$59,499	$25,843
Leasehold improvements	72,418	14,549

	131,917	40,392
Less: Accumulated depreciation	(22,968)	(10,073)
Construction-in-progress	135,470	56,148

Property and equipment, net	$244,419	$86,467

Accrued liabilities:
Accrued product development costs	$2,856	$2,757
Accrued employee benefits	1,447	3,019
Accrued clinical costs	1,388	5,991
Other accrued liabilities	3,216	1,706

Accrued liabilities	$8,907	$13,473

10.  RELATED PARTY TRANSACTIONS

        At December 31, 2002 and 2001, the Company had notes receivable from certain officers and employees totaling $1.3 million and $875,000, respectively, which are included in deposits and other assets on the balance sheet. The notes were issued in connection with employee relocation agreements. The notes begin to accrue interest beginning from July 2003 through June 30, 2008 and bear interest at rates ranging from 1.19% to 6.70%. The notes are secured by personal assets, and have due dates ranging from June 30, 2008 through June 30, 2012, or 30 days from the date of termination of employment, if earlier.

11.  COMMITMENTS

Facility Leases

        The Company has several operating leases for its office, research and development and manufacturing facilities in California and British Columbia, Canada. The leases expire between 2010 and 2015, most of them with options to extend for nine to ten years. Future minimum payments under noncancelable operating leases at December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003	$12,471
2004	13,214
2005	13,661
2006	14,121
2007	14,644
Thereafter	86,867

Total lease payments	$154,978

        Rent expense was $13.6 million, $8.8 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Property and Equipment

        The Company contracted with developers and designers for the construction of its new manufacturing facility. The facility was leased in 2000 (see above). As of December 31, 2002, the Company had committed approximately $9.8 million related to completing construction and the purchase of equipment for this new facility.

Letters of Credit and Capital Lease

        In March 2000 and February 2001, the Company obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for its obligations under two facility leases. These were increased in January 2002 to $2.5 and $3.2 million, respectively, in connection with amendments to the Company's facility leases. In September 2001, the Company obtained a stand-by letter of credit for 1.0 million Canadian dollars from a commercial bank as security for its obligations under a facility lease in Canada. The letters of credit are secured by $7.0 million of cash and marketable securities in an investment account that the Company must maintain for the term of the lease. The investment account is classified as deposits and other assets on the balance sheet.

        In March 1997, the Company entered into a lease agreement with a financing company under which the Company financed $1.9 million of its laboratory and office equipment. The last lease schedule was paid in full in September 2001 and all of the equipment was purchased and owned by the Company as of December 31, 2001. The interest rates ranged from 12.5% to 13.0% as of December 31, 2000.

License and Collaboration Agreements

        In 1997, the Company entered into a license agreement for exclusive worldwide rights to commercialize one of the Company's product candidates. The Company paid an initial license fee and is further obligated to pay an annual maintenance fee of $50,000, to commit at least $1.0 million annually to the development of the product candidate, until it receives regulatory approval in any country and to pay royalties on potential product sales. The Company is also obligated to issue 100,000 shares of its common stock upon the submission of a Product License Application for the first indication of the product.

        In July and August 2000, the Company entered into separate collaboration agreements with Immunex and SangStat to develop and commercialize two of the Company's product candidates. Under the terms of the agreements, the Company has agreed to share responsibility for product development and to share equally in the costs of developing and commercializing the product candidates. Development costs are determined by the respective development plans agreed upon by the joint steering committees. In February 2003, the Company and SangStat announced that because the Phase 2/3 clinical trial for the product candidate did not meet its primary endpoint the Company and SangStat would discontinue further development of the product candidate.

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

Product Manufacturing

        In December 2000, the Company entered into a five-year manufacturing supply agreement with a third party, Lonza Biologics (Lonza) for the manufacture of its product candidates. Under the agreement, Lonza will provide a cell culture production suite within one of its facilities, for the Company's exclusive use. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite with associated purification capacity underwent refurbishment and was made available to the Company in the third quarter of 2001. Under the agreement, at the time the suite was made available, payments of approximately $3.0 million plus a 15% raw material charge became due quarterly for five years and certain performance fees may be due annually. In May 2000, prior to the negotiation of this manufacturing supply agreement, the Company paid Lonza $3.8 million for the option to reserve manufacturing capacity.

        In July 2001, the Company entered into an agreement giving it the right to enter into exclusive negotiations with Lonza for an additional manufacturing supply agreement for large-scale manufacturing. In July 2002, after evaluation of its capacity needs, the Company notified Lonza that it had decided to discontinue negotiations, and therefore expensed the option fee of $1.7 million, which was previously capitalized and recorded in deposits and other assets on the balance sheet.

12.  STOCKHOLDERS' EQUITY

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

Stockholder Rights Plan

        On June 2, 1999, our Board of Directors declared a dividend of one right, or Right, to purchase one one-thousandth share of our Series A Participating Preferred Stock, or Series A Preferred, for each of our outstanding shares of common stock, the Common Shares. On June 14, 1999, we entered into a Preferred Shares Rights Agreement, or Rights Agreement, with ChaseMellon Shareholder Services, L.L.C., the predecessor to Mellon Investor Services LLC, as Rights Agent, which was amended and restated on November 19, 1999, and on May 9, 2002. The dividend was payable to stockholders of record as of the close of business on the record date, June 14, 1999. As amended, each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $175.00, the Purchase Price. Each one one-thousandth of a share of Series A Preferred has rights and preferences substantially equivalent to those of one Common Share.

        The Rights will separate from the Common Shares and become exercisable upon the earlier of: (i) 10 days following a public announcement that a person or group has acquired 15% or more of the outstanding Common Shares, or (ii) 10 business days (or such later date as may be determined by our Board of Directors) following the announcement of a tender offer or exchange offer for 15% or more of the Common Shares. Unless the Rights are earlier redeemed by our Board of Directors at a price of $0.01 per Right, if a person or group acquires 15% or more of the Common Shares, each Right will entitle its holder to receive, upon exercise, Common Shares having a value equal to two times the Purchase Price. Similarly, unless the Rights are earlier redeemed, in the event that, after a person or group becomes the beneficial owner of 15% or more of the Common Shares, (i) the Company is acquired in a merger, or (ii) 50% or more of the Company's assets or earning power are sold, proper provision must be made so that each holder of a Right which has not been exercised will have the right to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the Purchase Price. After the acquisition of 15% or more of the Common Shares but prior to such a merger or sale, the Board of Directors may exchange each Right for one Common Share.

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

        In connection with the acquisition of Hesed Biomed in November 2001, the Company assumed obligations under outstanding warrants for the purchase of 18,731 shares of common stock. At December 31, 2002, 16,051 shares of these warrants were outstanding and expire on various dates from October 2005 through February 2010. (See Note 2.)

13.  STOCK OPTION AND BENEFIT PLANS

Incentive Stock Plans

        The Company has three stock option plans, which allow for the granting of incentive and non-qualified stock options to employees, outside directors and consultants of the Company. There are 26,365,000 shares of common stock authorized for issuance under the plans. The Company grants shares of common stock for issuance under the plans at no less than the fair value of the stock. Options granted under the plans generally have a term of ten years and vest over four years.

        Information with respect to activity under the plans is as follows:

	Option Shares Available for Grant	Option Shares Outstanding	Weighted Average Exercise Price
Balances at December 31, 1999	6,603,064	7,956,308	$3.06
Authorized	1,200,000	—	—
Options granted	(5,610,930)	5,610,930	$48.89
Options exercised	—	(2,799,324)	$2.32
Options canceled	256,551	(256,551)	$16.10

Balances at December 31, 2000	2,448,685	10,511,363	$27.40
Authorized	3,000,000	—	—
Options granted	(3,616,917)	3,616,917	$33.33
Options exercised	—	(888,288)	$3.60
Options canceled	416,907	(416,907)	$35.55

Balances at December 31, 2001	2,248,675	12,823,085	$30.46
Authorized	4,000,000	—	—
Options granted	(1,669,541)	1,669,541	$19.15
Options exercised	—	(548,367)	$1.32
Options canceled	1,185,278	(1,185,278)	$39.66

Balances at December 31, 2002	5,764,412	12,758,981	$29.38

        In addition to the amounts disclosed in the table above, in June 2001, the Company granted and immediately canceled 159,413 options under the 1999 stock option plan in relation to the cash buy-out of outstanding options held by Abgenix Biopharma employees.

        The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life, in Years	Number of Options	Weighted Average Exercise Price
$ 0.15 - $ 2.50	1,169,792	$0.91	4.49	1,169,792	$0.91
$ 3.59 - $ 9.75	2,559,375	$5.68	6.63	2,111,155	$5.24
$11.00 - $31.81	3,717,292	$26.74	8.12	1,803,737	$29.33
$32.28 - $42.00	3,168,433	$35.99	7.85	1,862,891	$36.22
$44.78 - $59.93	797,077	$49.01	7.86	485,275	$49.33
$75.17 - $80.81	1,347,012	$79.22	7.66	826,794	$79.23

	12,758,981	$29.38	7.36	8,259,644	$26.87

        From inception to December 31, 1997, options to purchase a total of 7,446,976 shares of common stock were granted at prices ranging from $0.15 to $1.25 per share. Deferred compensation of $1,776,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $0.30 to $1.63 per share). In the first quarter of 1998, the Company granted options to purchase 1,040,700 shares of common stock at $1.50 per share for which deferred compensation of approximately $520,000 was recorded based on the deemed fair value of common stock at $2.00 per share. During the second, third and fourth quarters of 1998, the Company granted an additional 205,504 options to employees to purchase shares of common stock at prices ranging from $1.25 to $2.50 per share. No deferred compensation expense was recorded as the options were granted at the then current market price of the stock on the date of the grant. The Company amortized $234,000, $436,000 and $500,000 of the deferred compensation balance during the years ended December 31, 2001, 2000, and 1999 respectively. The deferred compensation was fully amortized in 2001 and therefore there was no amortization of deferred compensation in 2002.

        Additionally, the Company granted 18,000 and 6,000 options to purchase shares of common stock in 2000 and 1999, respectively to independent consultants. The prices of the options range from $2.13 to $79.75 per share. No options were granted to consultants in 2002 or 2001. The options granted in 2000 were issued fully vested. The prior options vest over periods ranging from one to two years. Compensation expense related to these options, of $595,000 and $666,000 was recorded in 2000 and 1999, respectively.

Pro Forma Information

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been provided in Note 1. The information has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 3.07%, 4.61% and 5.08%; no dividend yield in 2002, 2001 or 2000; volatility factor of 1.05, 1.00 and 1.10; and an expected life of the option of 5.54 years in 2002, 5.73 years in 2001 and 6.0 years in 2000. These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except for the option life for which the term of the consulting contracts, 1 to 5 years, were used. The value has been recorded in the financial statements.

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

        The weighted-average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $15.34, $27.15 and $40.55 per share. All options granted in 1997 and 1996 were granted at exercise prices below the deemed fair value of the underlying common stock. All options granted after 1997 were granted at exercise prices at the then current market value of the stock.

Employee Stock Purchase Plans

        The Company's employee stock purchase plan enables eligible employees to purchase common stock at 85% of the closing sale price on the first or the last day of each 6 month purchase period, whichever is lower. Employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. The number of shares which may be issued under the plan is 1,000,000, plus an annual increase equal to the lesser of 1,000,000, 1% of the Company's outstanding capitalization or a lesser amount determined by the Board. The maximum number of shares that can be issued over the 10-year term of the plan is 10,000,000. As of December 31, 2002, 2,096,092 shares had been authorized under the plan and 738,111 shares had been issued.

        The Company's Canadian employee stock purchase plan enables certain eligible employees to purchase common stock at the average market price on the first or the last day of each 6 month purchase period, whichever is lower. Eligible employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. The number of shares that may be issued under this plan is 200,000. As of December 31, 2002, 200,000 shares had been authorized under this plan and no shares had been issued.

Benefit Plan

        The Company has available a 401(k) retirement plan in the United States. Eligible employees may contribute up to 15% of their compensation. The Company does not match contributions and therefore no expense has been recorded. The Company also has available a retirement plan in Canada. Eligible employees may contribute an unlimited amount of their compensation.

14.  INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$110,400	$70,800
Investment reserve	29,800	—
Capitalized research and development	12,500	6,900
Research credit carryforwards	22,000	15,900
Other	16,200	10,300

Total deferred tax assets	190,900	103,900
Valuation allowance	(176,700)	(89,700)

Net deferred tax assets	14,200	14,200
Deferred tax liabilities:
Purchased intangibles	(13,200)	(14,200)
Other	(1,000)	—

Net deferred taxes	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $87.0 million and $38.2 million during the years ended December 31, 2002 and 2001, respectively. Approximately $45.8 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions, the benefit of which will be credited to equity when realized. As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $314.0 million, which expire in the years 2006 through 2022, and federal research and development tax credits of approximately $12.8 million, which expire in the years 2006 through 2022. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of these carryforwards before utilization.

15.  SEGMENT INFORMATION

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Revenues from four customers represented 44%, 17%, 12%, and 10%, of contract revenues for the year ended December 31, 2002. Revenues from four customers represented 31%, 25%, 14%, and 12%, of contract revenues for the year ended December 31, 2001. Revenues from five customers represented 38%, 13%, 12%, 11%, and 11%, of contract revenues for the year ended December 31, 2000.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Unaudited quarterly financial information is as follows:

	Quarter Ended
	Mar 31,	June 30,	Sep 30,	Dec 31,
	(in thousands, expect per share data)
2001
Contract revenues	$4,176	$8,354	$4,073	$17,461
Interest and other income	$10,306	$7,664	$6,292	$5,279

Total revenues	$14,482	$16,018	$10,365	$22,740

Net loss	$(7,644)	$(14,787)	$(22,641)	$(15,785)

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.26)	$(0.18)

2002
Contract revenues	$10,998	$2,501	$2,635	$3,158
Interest and other income	$5,271	$5,121	$5,068	$4,685

Total revenues	$16,269	$7,622	$7,703	$7,843

Impairment of investments	$(34,653)	$(37,498)	$—	$(2,234)

Net loss	$(56,451)	$(79,709)	$(33,855)	$(38,883)

Basic and diluted net loss per share	$(0.65)	$(0.92)	$(0.39)	$(0.44)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 2003 Annual Meeting of Stockholders (the 2003 Proxy Statement.)

        The information required by this item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Company's 2003 Proxy Statement.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures, as that term is defined by Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report on Form 10-K has been made known to them in a timely fashion.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses subsequent to that date.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

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

  3.
  Exhibits

Number		Description
3.1		Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2	(30)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(33)	Indenture dated March 4, 2002, between State Street Bank and Trust Company of California, N.A. and Abgenix, Inc.
4.3	(33)	Registration Rights Agreement dated March 4, 2002 between Credit Suisse First Boston Corporation, Banc of America Securities LLC and Robertson Stephens, Inc. and Abgenix, Inc.
4.4	(31)
		Amended and Restated Preferred Shares Rights Agreement, dated as of May 9, 2002, between Abgenix, Inc. and Mellon Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
4.5	(1)	Amended and Restated Stockholder Rights Agreement dated January 12, 1998 among Abgenix and certain holders of Abgenix's capital stock.
4.6	(25)	Form of Stock Purchase Agreement between Abgenix, Inc. and the purchasers in the private placement in November 2000.
10.1	(1)	Form of Indemnification Agreement between Abgenix and each of its directors and officers.
10.2		Amended and Restated 1996 Incentive Stock Plan.
10.3	(1)	1998 Employee Stock Purchase Plan and form of agreement thereunder.

10.4		Amended and Restated 1998 Director Option Plan.
10.5	(32)	Amended and Restated 1999 Nonstatutory Stock Option Plan.
10.6	(32)	Canadian Employee Stock Purchase Plan.
10.7	(3)	Joint Venture Agreement dated June 12, 1991 between Cell Genesys and JT Immunotech USA Inc.
10.8	(6)	Amendment No. 1 dated January 1, 1994 to Joint Venture Agreement.
10.9	(9)	Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement.
10.10	(3)	Collaboration Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.11	(5)	Amendment No. 1 dated June 30, 1993 to Collaboration Agreement.
10.12	(13)	Amendment No. 2 dated January 1, 1994 to Collaboration Agreement.
10.13	(7)	Amendment No. 3 dated July 1, 1995 to Collaboration Agreement.
10.14	(9)	Amendment No. 4 dated June 28, 1996 to Collaboration Agreement.
10.15	(2)	Amendment No. 5 dated November 1997 to Collaboration Agreement.
10.16	(3)	Limited Partnership Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.17	(6)	Amendment No. 2 dated January 1, 1994 to Limited Partnership Agreement.
10.18	(8)	Amendment No. 3 dated July 1, 1995 to Limited Partnership Agreement.
10.19	(10)	Amendment No. 4 dated June 28, 1996 to Limited Partnership Agreement.
10.20	(4)	Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.21	(10)	Amendment No. 1 dated March 22, 1996 to Field License.
10.22	(10)	Amendment No. 2 dated June 28, 1996 to Field License.
10.23	(3)	Expanded Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.24	(10)	Amendment No. 1 dated June 28, 1996 to Expanded Field License.
10.25	(2)	Amended and Restated Anti-IL-8 License Agreement dated March 19, 1996 among Xenotech, L.P., Cell Genesys and Japan Tobacco Inc.
10.26	(9)	Master Research License and Option Agreement dated June 28, 1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech, L.P.
10.27	(2)	Amendment No. 1 dated November 1997 to the Master Research License and Option Agreement.
10.28	(2)	Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and Abgenix.
10.29	(1)	Governance Agreement dated July 15, 1996 between Cell Genesys and Abgenix.
10.30	(1)	Amendment No. 1 dated October 13, 1997 to the Governance Agreement.

10.31	(1)	Amendment No. 2 dated December 22, 1997 to the Governance Agreement.
10.32	(2)	Gene Therapy Rights Agreement effective as of November 1, 1997 between Abgenix and Cell Genesys.
10.33	(2)	Patent Assignment Agreement dated July 15, 1996 by Cell Genesys in favor of Abgenix.
10.34	(11)
		Lease Agreement dated July 31, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix.
10.35	(2)	License Agreement dated February 1, 1997 between Ronald J. Billing, Ph.D. and Abgenix.
10.36	(12)	Release and Settlement Agreement dated March 26, 1997 among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.37	(12)	Cross License Agreement effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.38	(12)	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.39	(2)	Agreement dated March 26, 1997 among Xenotech, L.P., Xenotech, Inc., Cell Genesys, Abgenix, Japan Tobacco Inc. and JT Immunotech USA Inc.
10.40	(2)	Contractual Research Agreement dated December 22, 1997 between Pfizer, Inc. and Abgenix.
+10.41	(22)	Amendment No. 1 dated May 26, 1998 to Contractual Research Agreement between Abgenix and Pfizer, Inc.
+10.42	(22)	Amendment No. 2 dated October 22, 1998 to Contractual Research Agreement between Abgenix and Pfizer, Inc.
10.43	(2)	Contractual Research Agreement effective as of January 28, 1998 between Schering-Plough Research Institute and Abgenix.
10.44	(16)	Amendment No. 2 effective January 28, 1999 to Contractual Research Agreement between Schering-Plough Research Institute and Abgenix.
10.45	(16)	Amendment No. 3 effective February 12, 1999 to the Contractual Research Agreement between Schering-Plough Research Institute and Abgenix.
10.46	(1)	Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 23, 1996.
10.47	(1)	Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 22, 1997.
10.48	(2)	Exclusive Worldwide Product License dated November 1997 between Xenotech, L.P. and Abgenix.
10.49	(2)	Research License and Option Agreement effective as of April 6, 1998 between Abgenix and Genentech, Inc.

10.50	(2)	Amendment No. 1 effective as of June 18, 1998 to Research License and Option Agreement between Abgenix and Genentech, Inc.
10.51	(14)	Research Collaboration Agreement dated July 15, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
+10.52	(22)	Research Collaboration Agreement dated September 29, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
10.53	(22)	Amendment No. 1 effective as of November 29, 1998 to the Research Collaboration Agreement between Millennium BioTherapeutics, Inc. and Abgenix.
+10.54	(22)	Research License and Option Agreement dated October 30, 1998 between Millennium BioTherapeutics, Inc. and Abgenix.
10.55	(16)	Research Collaboration Agreement dated December 22, 1998 between Centocor, Inc. and Abgenix.
+10.56	(22)	Memorandum of Understanding between Research Corporation Technologies, Inc. and Abgenix.
+10.57	(22)	Research License and Option Agreement dated January 4, 1999 between AVI BioPharma, Inc. and Abgenix.
10.58	(16)	Multi-Antigen Research License and Option Agreement dated January 27, 1999 between Genentech and Abgenix.
+10.59	(21)	Multi-Antigen Research License and Option Agreement by and between Abgenix, Inc. and Japan Tobacco Inc. effective December 31, 1999.
+10.60	(21)	Amended and Restated Field License by and among Abgenix, Inc., JT America Inc. and Xenotech L.P. effective December 31, 1999.
10.61	(21)	Agreement to Terminate the Collaboration Agreement by and among Abgenix, Inc., JT America Inc., and Xenotech L.P. effective December 31, 1999.
+10.62	(21)
		Agreement to Terminate the Interest of Japan Tobacco Inc. in the Master Research License and Option Agreement by and among Abgenix, Inc., Japan Tobacco Inc. and Xenotech L.P. effective December 31, 1999.
+10.63	(21)	Amendment of the Expanded Field License by and among Abgenix, Inc., JT America Inc. and Xenotech L.P. effective December 31, 1999.
10.64	(21)	Limited Partnership Interest and Stock Purchase Agreement between Abgenix, Inc. and JT America Inc. made December 20, 1999.
+10.65	(21)	License Agreement by and between Abgenix, Inc. and Japan Tobacco Inc. effective December 31, 1999.
10.66	(23)	Lease Agreement dated February 24, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.67	(23)	Lease Agreement dated May 19, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.68	(25)	Acquisition Agreement dated as of September 25, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.

+10.69	(26)	License Agreement among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
+10.70	(26)	License Agreement Amendment among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
10.71	(26)	Assignment Agreement among BR Centre Limited and The University of British Columbia Foundation, dated March 10, 1998.
10.72	(27)	Lease Agreement dated February 8, 2001 between AMB Property, L.P., a Delaware limited partnership, and Abgenix, Inc.
++10.73	(27)	Product Supply Agreement by and between Lonza Biologics PLC and Abgenix, Inc. dated November 30, 2000.
10.74	(29)	Lease dated September 1, 2001 among Townline Ventures 17 Ltd., Abgenix Biopharma Inc. and Abgenix, Inc.
+10.75	(29)
		License Agreement among Medical Research Council, Agricultural and Food Research Council Institute of Animal Physiology and Genetics Research of Babraham Hall, Marianne Bruggemann and Cell Genesys, Inc., dated March 29, 1994.
10.76	(29)	First Amendment, dated as of November 30, 2001, to the Lease Agreement, dated as of February 8, 2001, between AMB Property, L.P. and Abgenix, Inc.
10.77	(33)	First Amendment, dated August 31, 2001, to the Lease Agreement, dated February 24, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.78	(33)	First Amendment, dated August 31, 2001, to the Lease Agreement, dated May 19, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.79	(33)	Second Amendment, dated November 7, 2001, to the Lease Agreement, dated May 19, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.80	(33)
		Amendment No. 1, dated January 22, 2002, to the Lease Agreement, dated July 31, 1996, between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivors Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix, Inc.
10.81	(33)
		Lease Agreement dated January 22, 2002 between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivors Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix, Inc.
21.1	(30)	List of subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney. (See page 99)
99.1		Certification of Raymond M. Withy, Ph.D. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kurt Leutzinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Confidential treatment granted for portions of these exhibits. Omitted portions have been filed separately with the Commission.

++
Confidential treatment has been requested for portions of the exhibit. Omitted portions have been filed seperately with the Commission.

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

(30)
Incorporated by reference to the same exhibits filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2001.

(31)
Incorporated by reference to the same exhibits filed with Abgenix's Amendement No. 2 to its Registration Statement on Form 8-A (File Number 000-24207).

(32)
Incorporated by reference to the same exhibits filed with Abgenix's Registration Statement on Form S-8 (File Number 333-88232).

(33)
Incorporated by reference to the same exhibits filed with Abgenix's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(b)
Reports on Form 8-K.

        We filed a Form 8-K on November 14, 2002, reporting under Item 9—Regulation FD Disclosure, the written certifications that accompanied our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(c)
Exhibits.

        See Item 15(a)3 above.

(d)
Financial Statement Schedule.

        See Item 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Abgenix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 28th day of March, 2003.

ABGENIX, INC.
By:	/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raymond M. Withy and Kurt Leutzinger, and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. SCOTT GREER R. Scott Greer	Chairman of the Board	March 28, 2003
/s/ RAYMOND M. WITHY, PH.D. Raymond M. Withy, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ KURT LEUTZINGER Kurt Leutzinger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ M. KATHLEEN BEHRENS, PH.D. M. Kathleen Behrens, Ph.D.	Director	March 28, 2003
/s/ RAJU S. KUCHERLAPATI, PH.D. Raju S. Kucherlapati, Ph.D.	Director	March 28, 2003

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Director	March 28, 2003
/s/ MARK B. LOGAN Mark B. Logan	Director	March 28, 2003

CERTIFICATIONS

I, Raymond M. Withy, Ph.D., certify that:

          1.    I have reviewed this annual report on Form 10-K of Abgenix, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Kurt Leutzinger, certify that:

          1.    I have reviewed this annual report on Form 10-K of Abgenix, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
/s/ KURT LEUTZINGER Kurt Leutzinger Chief Financial Officer (Principal Financial and Accounting Officer)

ABGENIX, INC.

INDEX TO EXHIBITS*

EXHIBIT	ITEM
3.1	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
10.2	Amended and Restated 1996 Incentive Stock Option Plan.
10.4	Amended and Restated 1998 Director Option Plan.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (See page 99).
99.1	Certification of Raymond M. Withy, Ph.D. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Kurt Leutzinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Only exhibits actually filed are listed. Item 15(a)(3) of this Report on Form 10-K sets forth exhibits incorporated by reference.

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
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
CERTIFICATIONS
ABGENIX, INC. INDEX TO EXHIBITS