Form 10-Q
period 2003-03-31
ABGENIX INC
filed 2003-05-15
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number:000-24207

ABGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3248826
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)

6701 Kaiser Drive, Fremont, CA	94555
(Address of principal executive office)	(Zip Code)

(510) 608-6500

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

As of April 30, 2003 there were 87,914,308 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$183,045	$207,974
Marketable securities	162,702	188,575
Interest receivable	1,821	2,004
Accounts receivable, net	1,439	2,640
Prepaid expenses and other current assets	19,426	16,538
Total current assets	368,433	417,731
Property and equipment, net	254,920	244,419
Long-term investments	19,078	20,939
Goodwill	34,780	34,780
Identified intangible assets, net	89,091	92,349
Deposits and other assets	30,549	31,779
	$796,851	$841,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,136	$21,557
Deferred revenue	5,840	3,416
Accrued liabilities	7,578	8,907
Accrued interest payable	311	2,061
Total current liabilities	25,865	35,941
Deferred rent	4,944	4,417
Convertible subordinated notes	200,000	200,000
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 87,756,470 and 87,655,342 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	9	9
Additional paid-in capital	966,138	965,821
Accumulated other comprehensive income	1,406	4,156
Accumulated deficit	(401,511)	(368,347)
Total stockholders’ equity	566,042	601,639
	$796,851	$841,997

See accompanying notes.

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Contract revenue	$6,156	$10,998
Interest and other income	3,195	5,271
Total revenues	9,351	16,269
Costs and expenses:
Research and development	21,187	28,979
Manufacturing start-up costs	11,583	—
Amortization of identified intangible assets, related to research and development	1,815	1,807
General and administrative	6,850	6,707
Impairment of investments	—	34,653
Interest expense	996	574
Total costs and expenses	42,431	72,720
Loss before income tax expense	(33,080)	(56,451)
Foreign income tax expense	84	—
Net loss	$(33,164)	$(56,451)

Basic and diluted net loss per share	$(0.38)	$(0.65)

Shares used in computing basic and diluted net loss per share	87,706	86,725

See accompanying notes.

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(33,164)	$(56,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,899	2,066
Amortization of identified intangible assets	1,815	1,806
Impairment of identified intangible asset	1,443	—
Amortization of debt issuance cost	296	83
Impairment of investments	—	34,653
Changes for certain assets and liabilities:
Interest receivable	183	(421)
Accounts receivable	1,201	523
Prepaid expenses and other current assets	(2,888)	(3,817)
Deposits and other assets	934	(1,528)
Accounts payable	(9,421)	(5,014)
Deferred revenue	2,424	(8,248)
Accrued liabilities	(1,329)	638
Accrued interest payable	(1,750)	525
Deferred rent	527	493
Net cash used in operating activities	(33,830)	(34,692)

Investing activities
Purchases of marketable securities	(18,986)	(25,755)
Maturities of marketable securities	16,183	30,353
Sales of marketable securities	27,787	27,833
Purchases of property and equipment	(16,400)	(34,882)
Payments for acquisition liabilities	—	(130)
Net cash provided by (used in) investing activities	8,584	(2,581)

Financing activities
Net proceeds from issuance of convertible subordinated notes	—	194,000
Net proceeds from issuances of common stock	317	452
Net cash provided by financing activities	317	194,452
Net increase (decrease) in cash and cash equivalents	(24,929)	157,179
Cash and cash equivalents at beginning of period	207,974	99,663
Cash and cash equivalents at end of period	$183,045	$256,842

See accompanying notes.

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, and accompanying notes included in the Company’s Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year or for any other future period.

Revenue Recognition - The Company receives payments from customers for license, option, service and milestone fees. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

•                                          Research license fees: Fees to license the use of the Company’s proprietary technologies in research performed by the customer are generally recognized only after both the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

•                                            Product license fees: Fees to license the production, use and sale of an antibody generated by the Company’s proprietary technologies are generally recognized only after both the license period has commenced and the technology has been delivered. If Abgenix is obligated to provide significant assistance to enable the customer to practice the license, then the revenue is recognized over the period of such obligation.

•                                          Option fees: Fees for granting options to obtain product licenses to develop a product are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first.

•                                            Research services: Fees for research services performed by Abgenix are recognized ratably over the entire period the services are performed. In the case of co-development arrangements, fees received for research services provided are recorded as contract revenues in the period the services are rendered.

•                                            Milestones: Incentive milestone payments are recognized as revenue when the milestone is achieved. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Abgenix, such as regulatory approval to market a product. Incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the type of milestone achieved. Upon achievement of an incentive milestone event, the Company has no future performance obligations related to the payment.

Net Loss Per Share - Basic net loss per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options and warrants was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

Reclassifications — Certain prior period balances have been reclassified to conform to the current period presentation.

2.             Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss	$(33,164)	$(56,451)
Other comprehensive income (loss):
Unrealized holding losses arising during period	(2,750)	(21,525)
Less: reclassification adjustment for losses recognized in net loss	—	34,653
Net unrealized gains (losses) on securities	(2,750)	13,128
Comprehensive loss	$(35,914)	$(43,323)

3.             Goodwill and Identified Intangible Assets

During the three months ended March 31, 2003, no goodwill was recognized as a result of acquisitions and no goodwill was impaired. During the three months ended March 31, 2003, no identified intangible assets were acquired.

During the three months ended March 31, 2003, the Company made a decision to discontinue the development of therapeutic antibodies to the complement protein properdin. Accordingly, the Company recorded an impairment charge of approximately $1.4 million related to the license to develop and commercialize antibodies to properdin. The impairment charge was included in research and development expenses on the Company’s statement of operations.

Identified intangible assets as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of March 31, 2003:
Acquisition-related developed technology	$106,183	$(18,382)	$87,801
Other intangible assets	1,442	(152)	1,290
Identified intangible assets	$107,625	$(18,534)	$89,091

As of December 31, 2002:
Acquisition-related developed technology	$106,183	$(16,612)	$89,571
Other intangible assets	3,016	(238)	2,778
Identified intangible assets	$109,199	$(16,850)	$92,349

Amortization of acquisition-related intangibles was approximately $1.8 million for each of the three-month periods ended March 31, 2003 and 2002. Amortization of other intangible assets was $46,000 and $48,000 for the three months ended March 31, 2003 and 2002, respectively. All of the Company’s acquired identified intangibles other than goodwill are subject to amortization.

Expected amortization expense related to identified intangible assets for the nine-month period from April 1, 2003, to December 31, 2003, and each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Acquisition-related intangibles	$5,307	$7,076	$7,077	$7,077	$7,076	$54,188	$87,801
Other intangible assets	$67	$90	$90	$90	$90	$863	$1,290

4.             Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards (SFAS 123), as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss	$(33,164)	$(56,451)
Stock-based employee compensation cost that would have been included in the determination of net income if the fair value based method had been applied to all awards	(15,921)	(20,134)
Pro forma net loss as if the fair value based method had been applied to all awards	$(49,085)	$(76,585)

Basic and diluted net loss per share	$(0.38)	$(0.65)

Pro forma basic and diluted loss per share as if the fair value based method had been applied to all awards	$(0.56)	$(0.88)

Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rate of 3.07% for both 2003 and 2002; no dividend yield in 2003 or 2002; volatility factor of 1.06 and 1.05; and an expected life of the option of 5.52 years and 5.54 years. These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except for the option life for which the term of the consulting contracts, 1 to 5 years, was used. The value of stock options granted to non-employees has been recorded in the financial statements.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average fair values of options granted during the three months ended March 31, 2003 and 2002 were $5.67 and $15.34 per share, respectively. All options granted in 1997 and 1996 were granted at exercise prices below the deemed fair value of the underlying common stock. All options granted after 1997 were granted at exercise prices at the then current market value of the stock.

5.             Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenues from three customers represented 49%, 12%, and 10%, respectively, of contract revenues for the three months ended March 31, 2003. Revenues from two customers represented 77% and 10%, respectively, of contract revenues for the three months ended March 31, 2002.

6.             Restructuring Charges

In October 2002, the Company announced a restructuring plan, which consisted primarily of a 15% reduction in employees. A restructuring charge of $1.8 million was recorded in 2002 to account for severance, medical and other benefits associated with this restructuring. As of December 31, 2002, approximately $1.1 million of severance benefits were accrued. During the three months ended March 31, 2003, the Company made cash payments for severance benefits of approximately $915,000.  As of March 31, 2003, approximately $187,000 of severance benefits were accrued and are expected to be paid to terminated employees over the next six months.

7.             Customer Indemnification

The Company has certain agreements with customers and collaborators that contain indemnification provisions. In such provisions, the Company typically agrees to indemnify the customer or collaborator against certain types of third-party claims. The Company would accrue for known indemnification issues if a loss were probable and could be reasonably estimated. The Company would accrue for estimated incurred but unidentified issues based on historical activity. There was no accrual for or expense related to indemnification issues as of March 31, 2003 and 2002 and, in each case, for the three months then ended.

8.             Recent Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of the Company’s existing revenue arrangements. The Company believes that the adoption of EITF Issue No. 00-21 will not result in a material change to its existing revenue recognition policy for prospective revenue arrangements. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under the heading “Additional Factors that Might Affect Future Results”.  In this Quarterly Report on Form 10-Q, references to “Abgenix,” we,” “us,” and “our” are to Abgenix, Inc. and its subsidiaries.

Overview

We are a biopharmaceutical company that is focused on the discovery, development and manufacture of antibody therapeutic products for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease, transplant-related diseases, cardiovascular disease and infectious diseases.

We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Quarterly Report on Form 10-Q we refer to these candidates as fully human antibody therapeutic product candidates.  We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse and XenoMax technologies. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, under a joint development and commercialization agreement we are co-developing ABX-EGF, our leading proprietary antibody product candidate, with Amgen and Immunex Corporation, a wholly-owned subsidiary of Amgen. We intend to build a large and diversified product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, entering into additional joint development and commercialization agreements with pharmaceutical and biotechnology companies and, in some cases, self funding clinical activities to determine preliminary safety and efficacy and carrying out additional internal product development.  We also plan to enter into additional agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may involve sharing of costs and profits.

As of March 31, 2003, we had entered into contracts covering numerous antigen targets with over thirty customers to use our XenoMouse and XenoMax technologies to generate and/or develop the resulting fully human antibodies. Also as of March 31, 2003, we had entered into a contract with one customer to provide process sciences and manufacturing services related to an antibody product candidate that we developed with the customer pursuant to an antigen sourcing contract. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We also plan to enter into additional contracts to provide antibody process sciences and manufacturing services. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technologies. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

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

•                                         Proprietary Product Development—In each of July and August 2000, we entered into a joint development and commercialization agreement.  Pursuant to one of these agreements, we are co-developing ABX-EGF, a fully human antibody we created, with Amgen and Immunex. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We are obligated to pay 50% of the development costs and are entitled to 50% of any profits from sales of collaboration products. We also share responsibility for product development. We will be responsible for completing the ongoing Phase 1 trial and any additional Phase 1 trials that are initiated, and both companies share responsibility for the execution of Phase 2 trials across a variety of indications. Amgen will have primary responsibility for Phase 3 clinical trials and will market any potential products, while we will have co-promotion rights. The other agreement is with SangStat Medical Corporation for ABX-CBL, an in-licensed mouse antibody we developed. In February 2003, we and SangStat announced that because the Phase 2/3 clinical trial for ABX-CBL did not meet its primary endpoint, further development of ABX-CBL would not continue. Currently we are concluding all activities associated with the development of ABX-CBL including the Phase 2/3 clinical trial. Under that agreement, SangStat paid us certain license fees and milestone payments, and we and SangStat have shared equally in all development costs.

•                                         Production Services—We have entered into a contract with one customer to provide process sciences and manufacturing services related to an antibody product candidate that we developed and which the customer selected from a pool of antibodies generated pursuant to an existing antigen sourcing agreement. Under this production services contract we will deliver a variety of process development, cell banking and manufacturing services for the selected antibody product candidate. The agreement provides for the customer to pay us certain fees in advance and upon completion of work, and we will be entitled to royalties on the sale of products subject to this contract. We also have the right of first offer with regard to production services for additional antibodies developed by this customer. We intend to enter into agreements to provide process sciences and manufacturing services to other existing and new customers.

•                                         Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. In some cases in which we license XenoMouse technology, we provide our mice to the customer, which then carries out immunizations with its specific antigen targets. In other cases, we immunize the mice with the customer’s antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customer. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to purchase the common stock of some of our customers, or they may agree to purchase our common stock, in connection with these licensing arrangements. As of March 31, 2003, we had entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We currently do not intend to license our SLAM technology for use by any other parties. In addition, as of March 31, 2003, we had also entered into an agreement in which we exclusively licensed to one party rights under patent applications and patents held by us to develop and commercialize therapeutic antibodies to parathyroid hormone-related protein, or PTHrp..

•                                         Technology In-Licensing—We also license technology from other parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The other party may also agree to produce antibody therapeutic candidates for us using its own technology. For example, we have entered into license and options agreements with ImmunoGen, Inc. pursuant to which we may develop and commercialize products based upon certain proprietary immunotoxins. These agreements often also obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to purchase common stock of the other party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen in connection with our agreement with that company.

As of March 31, 2003, two of our antibody therapeutic product candidates were in ongoing clinical trials.

•                                         ABX-EGF—Generated using XenoMouse technology for development as a treatment for a variety of cancers, ABX-EGF is our leading fully human antibody therapeutic product candidate. We are co-developing this candidate with Amgen and Immunex under a joint development and commercialization agreement.  The status of clinical trials for ABX-EGF is as follows:

•                                         Various cancers—We initiated a Phase 1 clinical trial for ABX-EGF in cancer in July 1999, in which enrollment is ongoing.

•                                         Renal cell cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with renal cell cancer in April 2001, in which enrollment is ongoing.

•                                         Non-small cell lung cancer— Immunex initiated a Phase 2 clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001 and enrollment is ongoing.

•                                         Colorectal cancer— Immunex initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001 and enrollment is ongoing. Immunex initiated a separate Phase 2 clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer in January 2002, in which enrollment is ongoing.

•                                         Prostate cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF in patients with hormone resistant prostate cancer in January 2002, in which enrollment is ongoing.

•                                         ABX-MA1—Generated using XenoMouse technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase 1 clinical trial for ABX-

MA1 in metastatic melanoma in February 2002, in which enrollment is ongoing.

We developed ABX-CBL, an in-licensed mouse antibody, for the treatment of a transplant-related disease known as graft versus host disease.  In February 2003, we and our co-developer, SangStat, announced that the Phase 2/3 clinical trial for ABX-CBL did not meet its primary endpoint and that we would discontinue further development.  We are concluding all activities associated with the development of ABX-CBL. Also, in May 2002, after analyzing Phase 2b clinical trial results of ABX-IL8, a fully human antibody therapeutic product candidate generated using XenoMouse technology, we decided to discontinue the clinical development of ABX-IL8 and wind down ongoing clinical trials, consistent with patient safety and follow-up.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

Contract Revenues.

Contract revenues totaled $6.2 million and $11.0 million in the three months ended March 31, 2003 and 2002, respectively. Because they depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict. With our new manufacturing facility and our existing pilot plant, we now offer integrated process sciences and manufacturing services, which we refer to as production services. Over the next few years, we expect revenue from production services to increase, and over the next several years we expect revenue from product development to decrease.

The primary components of contract revenues for both periods were as follows:

•                 Technology Licensing

We recognized a total of $5.5 million and $9.5 million in the three months ended March 31, 2003 and 2002, respectively, from licensing our proprietary technologies. Revenues consisted primarily of the following:

•                  Chugai Pharmaceutical Co. Ltd.—In the three months ended March 31, 2003, we recognized $3.0 million under an agreement with Chugai in which we exclusively licensed to Chugai rights under patent applications and patents held by us to develop and commercialize anti-PTHrp therapeutic antibodies.

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

•                  Additionally, in the three months ended March 31, 2003 and 2002, we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments, and option fees, under agreements related to the licensing of our XenoMouse technology.  We recognized fees from several collaborators, primarily from Pfizer, CuraGen, Abbott Laboratories and Amgen in the three months ended March 31, 2003, and primarily from CuraGen and Pfizer in the three months ended March 31, 2002.

•                 Proprietary Product Development

We recognized a total of $0.6 million and $1.5 million in the three months ended March 31, 2003 and 2002, respectively, pursuant to our joint development and commercialization agreements. In both periods the revenues included the reimbursement of development costs from development of ABX-CBL. In 2002, the revenue also included the reimbursement of development costs from development of ABX-EGF.

Interest and Other Income.

Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $3.2 million in the three months ended March 31, 2003, compared to $5.3 million in the same period in 2002. The decrease was due to lower interest rates and lower average cash, marketable securities and cash equivalent balances.

Research and Development Expenses.

Research and development expenses were $21.2 million and $29.0 million in the three months ended March 31, 2003 and 2002, respectively. Management separates research and development expenditures into amounts related to research and amounts related to product development as follows:

•                 Research Costs

Research costs include costs associated with research and testing of our product candidates prior to reaching the development stage and costs associated with cell line development. Such costs include the costs of Abgenix personnel, facilities, including depreciation, and technology in-licensing. Research costs were $15.5 million in the three months ended March 31, 2003, as compared to $14.9 million in the same period in 2002. Major components of the changes in research costs in the three months ended March 31, 2003 as compared to the same period in 2002 were as follows:

•                 Technology In-Licensing—In the first quarter of 2003 we made a decision to discontinue the development of therapeutic antibodies to the complement protein properdin. Accordingly, we recorded an impairment charge of $1.4 million of previously capitalized costs and $0.6 million of other related costs related to the license to develop and commercialize properdin.

•                 Costs of Abgenix Personnel—Costs of Abgenix personnel to support research activities decreased 24% in the three months ended March 31, 2003 from the same period in 2002. The decrease was a result of our restructuring plan implemented in October 2002, which resulted in an approximately 15% reduction in total employees overall. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

•      Product Development Costs

Product development costs include costs of preclinical development and conducting clinical trials. Such costs include costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors and facility expenses including depreciation. Product development costs were $5.7 million in the three months ended March 31, 2003 as compared to $14.1 million in the same period in 2002. The decrease in the three months ended March 31, 2003 was primarily related to the decrease in clinical trials being conducted for ABX-IL8. Major components of the changes in product development costs in the three months ended March 31, 2003 as compared to the same period in 2002 were as follows:

•                  Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs, and data management costs, and drug supply costs decreased 84% in the three months ended March 31, 2003 from the same period in 2002. The decrease was primarily due to the decrease in clinical trials being conducted for ABX-IL8 in the first quarter of 2003 as compared to the same period in 2002.

•                  Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities decreased 49% in the three months ended March 31, 2003 from the same period in 2002. The decrease was a result of our restructuring plan implemented in October 2002, which resulted in an approximately 15% reduction in total employees overall. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

Manufacturing Start-Up Costs.

Manufacturing start-up costs include costs associated with our new antibody production facility, including quality assurance and quality control activities. Such costs primarily include facility expenses, including depreciation, outside contractor costs and the costs of Abgenix personnel. The outside contractor costs include the costs under a manufacturing supply agreement for a production suite held exclusively for us, which is currently not being utilized. The total of the manufacturing start-up costs in the three months ended March 31, 2003 were $11.6 million. We expect to begin manufacturing antibody therapeutic candidates in portions of the facility in the second quarter of 2003, at which time we will begin depreciating those portions of the facility. We also expect the facility to be under-utilized for the remainder of the year and therefore manufacturing start-up costs will continue for the remainder of 2003. These costs may decrease as a result of utilization of the facility for the manufacture of ABX-EGF and potentially other product candidates under production services agreements; however, this decrease may be offset by an increase in depreciation.

Amortization of Identified Intangible Assets.

Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) that we acquired through our acquisition of Hesed Biomed Inc. in 2001, Abgenix Biopharma Inc. and IntraImmune Therapies, Inc. in 2000, and JT America’s interest in Xenotech in 1999.  Amortization of intangible assets totaled $1.8 million in each of the three-month periods ended March 31, 2003 and 2002.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting, facilities, including depreciation, and other expenses related to legal, finance and information systems. General and administrative expenses totaled $6.9 million and $6.7 million in the three months ended March 31, 2003 and 2002, respectively. The increase in 2003 as compared to 2002, was primarily due to an increase in facility costs and an increase in depreciation expense related to the enterprise resource planning system, which was launched at the beginning of the third quarter of 2002. The increase in 2003 was partially offset by a decrease in consulting related to the implementation of our new information systems in 2002 and a decrease in legal costs due to the timing of activities related to securities filings, licensing, financing activities and other contractual matters. We expect general and administrative costs to approximate the same levels in the second quarter of 2003 as in the first quarter of 2003.

Impairment of Investments.

We purchased an aggregate amount of $80.0 million of common stock of CuraGen and ImmunoGen as strategic investments at various times in 1999 and 2000. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses for available-for-sale securities generally are excluded from earnings and reported as a component of stockholders’ equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary.  At March 31, 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, at which time we deemed that an impairment of these investments had occurred. Accordingly, we recorded an impairment charge of $34.7 million in the three months ended March 31, 2002. In the year ended December 31, 2002, we recorded impairment charges totaling $67.3 million, which were based on the difference between the market price and our original cost basis or new adjusted cost basis of these securities. We did not record further impairment charges in the three months ended March 31, 2003. As of March 31, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, are reported as a component of stockholders’ equity.  If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments.

In addition, in 2001, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with the collaboration with that company.  Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. We did not record impairment charges in the three months ended March 31, 2002. In the second quarter of 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million in the second quarter of 2002. The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. We did not record further impairment charges on this investment. As of March 31, 2003, there has been no change in cost basis of this investment since June 30, 2002. The investment is recorded in long-term investments on the balance sheet.  If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible debt. Interest expense increased to $996,000 in the three months ended March 31, 2003 compared to $574,000 in the same period in 2002. The increase was primarily due to our issuance of $200.0 million of convertible debt in March 2002, which accrues interest at an annual rate of 3.5%, payable semi-annually. Interest expense of $1.1 million and $38,000 related to the convertible debt was capitalized in the three months ended March 31, 2003 and 2002, respectively. For each future quarterly period, we expect to pay approximately $1.8 million of interest expense related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

Foreign Income Tax Expense.

Foreign income tax expense of $84,000 in the three months ended March 31, 2003 reflected an income tax provision on foreign contract research projects.

Liquidity and Capital Resources

At March 31, 2003, we had cash, cash equivalents and marketable securities of approximately $345.7 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had a fair value of $11.2 million at March 31, 2003.

Cash Used in Operating Activities.  Net cash used in operating activities was $33.8 million and $34.7 million in the three months ended March 31, 2003 and 2002, respectively. The major components of the change in cash used in operating activities in the three months ended March 31, 2003, compared to the same period in 2002, were primarily the following:

•                 A decrease of $11.3 million in research and development and manufacturing costs, net of depreciation and an impairment charge related to an identified intangible asset, related to the development of new products.

•                 An increase of $10.2 million in manufacturing costs, net of depreciation, related to the start-up of our new antibody production facility.

•                 An increase of $6.5 million in customer payments due primarily to the timing of payments received under our contracts offset in part by a decrease of $1.5 million in cash from interest income due to lower interest rates and lower average cash balances.

•                 An increase of $6.4 million in vendor payments, which reduced accounts payable and accrued liabilities.

Cash Used in Investing Activities.  Net cash provided by investing activities was $8.6 million in the three months ended March 31, 2003. Net cash used in investing activities was $2.6 million in the three months ended March 31, 2002. Cash was provided by and used in investing activities as follows:

•                 Capital expenditures of $16.4 million and $34.9 million in the three months ended March 31, 2003 and 2002, respectively. The investments in 2003 and 2002 reflect primarily investment in construction in progress and equipment for our new manufacturing facility. The investments in 2002 also reflect investment in leasehold improvements in our new office facility and process science laboratory and investments in computer hardware and software, including the acquisition of a new enterprise resource planning system.

•                 Maturities and sales, net of purchases, of marketable securities of $25.0 million and $32.4 million during the three months ended March 31, 2003 and 2002, respectively.

Cash Provided by Financing Activities.  During the three months ended March 31, 2003, net cash provided by financing activities was $0.3 million, consisting of proceeds from the exercise of stock options. During the three months ended March 31, 2002, net cash provided by financing activities was

$194.5 million, consisting of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $0.5 million proceeds from the exercise of stock options.

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

In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for our obligations under two facility leases. These were increased in January 2002 to $2.5 and $3.2 million, respectively, in connection with amendments to our facility leases. In September 2001, we obtained a stand-by letter of credit for 1.0 million Canadian dollars from a commercial bank as security for our obligations under a facility lease in Canada while the facility was under construction. The standby letter of credit for 1.0 million Canadian dollars was terminated in January 2003. The stand-by letters of credit outstanding are secured by an investment account.

Financing Uncertainties Related to Our Business Plan.  We plan to continue to make significant expenditures to establish and staff our own manufacturing facility and support our research and development activities, including pre-clinical product development and clinical trials. We also intend to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. Over the next nine months, we estimate that we will spend approximately $17.6 million on leasehold improvements and equipment for our new manufacturing and research and development facilities. Additionally, during the same period we expect to spend up to approximately $0.5 million on new computer hardware and software.

We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as a bank line of credit, funding by one or more collaborators or a mortgage financing, that may become available to us. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of March 31, 2003, four of our proprietary product candidates, ABX-EGF, ABX-MA1, ABX-CBL and ABX-IL8, were in various stages of clinical trials.  We are discontinuing development of two of them, ABX-IL8 and ABX-CBL. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for one or more indications for a given product candidate in order to focus our resources on more promising product candidates or indications. For example, in January 2002 and May 2002, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis, respectively, did not support further clinical studies of that product candidate. Additionally in February 2003, we announced that the clinical trial of our proprietary product candidate ABX-CBL as a treatment for graft versus host disease, did not support further clinical studies of that product candidate. The failure of clinical trials can also result in additional research and development expenses.  For example, we recorded a charge of $6.7 million for the three months ended June 30, 2002, related to our decision in the second quarter of 2002 to wind down our clinical trials of ABX-IL8.

An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We intend to enter co-development agreements, similar to our agreements with Amgen and Immunex for ABX-EGF and with SangStat for ABX-CBL, and to enter into additional joint development agreements earlier in the development lifecycle of product candidates than we did in our existing co-development agreements. We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai Pharmaceutical, U3 Pharma AG and Corvas International, Inc. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary, in view of the number of potential product candidates we have in preclinical development. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

History of Net Losses.  We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002 and $33.2 million in the three months ended March 31, 2003. As of March 31, 2003, our accumulated deficit was $401.5 million. Our losses to date have resulted principally from:

•                  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody therapeutic product candidates;

•                  costs associated with certain agreements with Japan Tobacco, Inc. and certain 1997 settlement and cross-licensing agreements with GenPharm International, Inc.;

•                  in-process research and development costs and amortization of intangible assets associated with our acquisitions of Hesed Biomed, Abgenix Biopharma, IntraImmune and Japan Tobacco’s interest in Xenotech;

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

Net Operating Loss Carryforwards.  As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $314.0 million. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with the 1997 settlement and cross-license that have been expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The net operating loss and credit carryforwards will expire in the years 2006 through 2022, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

Accounting for Equity Investments.

We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. As of March 31, 2003, we had a carrying value of $9.3 million in CuraGen common stock, which reflected the public trading price on that date of $4.10 per share. We also had a carrying value on March 31, 2003, of $1.8 million in ImmunoGen common stock, which reflected the public trading price on that date of $2.33 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders’ equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We purchased $15.0 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50.0 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15.0 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. During 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, and therefore we deemed that an impairment of these investments had occurred. Accordingly, we recorded impairment charges totaling $67.3 million in the year ended December 31, 2002, which were based on the differences between the market price and cost basis or new adjusted cost basis of these securities. As of March 31, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, were reported as a component of stockholders’ equity. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

In addition, in 2001, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company. Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company. In 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on our investment in the year ended December 31, 2002. The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. As of March 31, 2003, there has been no change in cost basis of this investment since June 30, 2002. This investment is recorded in long-term investments on the balance sheet.  If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

Accounting for Goodwill.

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. As a result, we no longer amortize goodwill but instead review goodwill for impairment on annual basis, or sooner if indications of impairment exist. Under our accounting policy, we have adopted the beginning of the fourth quarter as an annual goodwill impairment test date.  Following this approach, we compare the carrying values available as of September 30 with the estimated fair value of the reporting unit to assess if there has been a potential impairment, and, if impairment is indicated, complete the measurement of impairment under the procedures established by SFAS 142. Because we have determined that we have one reporting unit under SFAS No. 142, our market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit.  We also consider whether current business and general market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value.

For a brief period during the first quarter of 2003, our common stock had traded at a price that represented a market capitalization less than our book value. However this condition did not persist for a significant portion of the first quarter of 2003 and as of March 31, 2003, our common stock was trading at a price that represented a market capitalization higher than our book value. As of March 31, 2003, we determined that the fair value of the reporting unit was higher than its carrying value and an impairment charge was not recognized.

If we were to determine in a future period that in impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill.  Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of March 31, 2003, the carrying value of our goodwill was approximately $34.8 million.

Accounting for Clinical Trial Supplies.

We pay fees to outside contractors for the manufacture of our antibody therapeutic product candidates. Such fees are capitalized as prepaid expense if management determines that the clinical trial supplies have alternative future uses in clinical trials for multiple indications of a product candidate and are expensed upon the use of the materials, primarily as they are used in clinical trials. We immediately expense previously capitalized costs if the asset were not expected to have an alternative future use, such as use in a clinical trial. As of March 31, 2003, the balance of prepaid clinical trial supplies was $15.2 million.  We may incur additional expenses related to clinical supply writedowns depending on the outcome of ongoing clinical trials.

Contractual Obligations and Commercial Commitments

As of March 31, 2003, future minimum payments for certain contractual obligations for years subsequent to December 31, 2002 were as follows:

	Total	2003	2004- 2005*	2006- 2007*	2008 and Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$154,978	$12,471	$26,875	$28,765	$86,867
Convertible debt	200,000	—	—	200,000	—
Total	$354,978	$12,471	$26,875	$228,765	$86,867

*Amounts represent total of minimum payments for the entire period.

In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%, and we are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control.  Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash balance to repay the $200.0 million principal amount of our convertible debt. If our cash balance at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes.  In addition, we expect to make interest payments on the notes of  $7.0 million per year, for years 2003 through 2006, and $1.2 million in 2007, assuming all the notes remain outstanding until their maturity date.

Other significant commercial commitments include the following:

•                                          Purchase commitments totaling $8.4 million to contractors related to the purchase of equipment and design and construction of our new manufacturing facility;

•                                          A monthly suite fee of approximately $1.2 million plus a 15% raw material charge to Lonza for our exclusive use of a cell culture production suite within one of Lonza’s facilities over the five-year contract term, which ends August 2006;

•                                          An annual maintenance fee of $50,000 for our exclusive worldwide rights to commercialize ABX-CBL. In addition, we commit at least $1.0 million annually to the development of ABX-CBL until ABX-CBL receives regulatory approval as a commercial product in any country and to pay royalties on potential product sales. If we fail to fulfill this commitment, we would lose the CBL license and not be able to continue the development of ABX-CBL. Our obligations under the CBL license agreement are subject to our discretionary right to terminate the agreement. We and our co-developer, SangStat, announced in February 2003 our decision to discontinue further development of ABX-CBL; and

•                                          A commitment to share equally all development costs for ABX-EGF pursuant to our joint development and commercialization agreement with Amgen and Immunex.  Development costs are determined by the development plan agreed upon by a joint steering committee.  We share responsibility for product development with Amgen and Immunex.

Recent Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of our existing revenue arrangements. We believe that the adoption of EITF Issue No. 00-21 will not result in a material change to our existing revenue recognition policy for prospective revenue arrangements. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our consolidated financial statements.

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

We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002 and $33.2 million in the three months ended March 31, 2003. As of March 31, 2003, our accumulated deficit was $401.5 million. Our losses to date have resulted principally from:

•                                          research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

•                                          costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm;

•                                          in-process research and development costs and amortization of intangible assets associated with our acquisitions of Hesed Biomed, Inc., Abgenix Biopharma, Inc., IntraImmune Therapies, Inc. and Japan Tobacco’s interest in Xenotech;

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

We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and other contractual arrangements and from interest income. To date, payments under licensing and other agreements have been in the form of option fees, reimbursement for research and development expenses, license fees and milestone payments. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve contractual milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. We may not be able to:

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

We will continue to expend substantial resources to support research and development, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $128.5 million, $96.2 million and $50.1 million, respectively, on research and development. For the three months ended March 31, 2003, we spent $21.2 million on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. As of March 31, 2003, we had a carrying value of $9.3 million in CuraGen common stock, which reflected the public trading price on that date of $4.10 per share. We also had a carrying value on March 31, 2003, of $1.8 million in ImmunoGen common stock, which reflected the public trading price on that date of $2.33 per share. We typically do not attempt to reduce or eliminate our market exposure on these types of investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the CuraGen and ImmunoGen investments are designated as available-for-sale and are reported at fair value on our balance sheet. Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders’ equity. However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We purchased $15.0 million of CuraGen common stock in December 1999 at price of $17.90 per share and $50.0 million of CuraGen common stock in November 2000 at a price of $34.69 per share. We purchased $15.0 million of ImmunoGen common stock in September 2000 at a price of $19.00 per share. During 2002, our investments in CuraGen and ImmunoGen common stock had traded below their original cost basis for more than six months, and therefore we deemed that an impairment of these investments had occurred. Accordingly, we recorded impairment charges totaling $67.3 million in the year ended December 31, 2002, which were based on the differences between the market price and cost basis or new adjusted cost basis of these securities. As of March 31, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge as discussed above, were reported as a component of stockholders’ equity.  The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments.  The amounts of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.

In addition, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company.  Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company.  In 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on our investment in the year ended December 31, 2002.  The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. As of March 31, 2003, the cost basis of this investment reflected the new estimated value at June 30, 2002, which is recorded in long-term investments on the balance sheet.  If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders. We have not commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still in early stages of development. We have initiated clinical trials with respect to three proprietary fully human antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to two other fully human antibody therapeutic product candidates generated by XenoMouse technology. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

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

Four of our proprietary product candidates, ABX-EGF, ABX-MA1, ABX-CBL and ABX-IL8, are in various stages of clinical trials, some of which are being would down or terminated. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

To date we have relied on a single contract manufacturer, Lonza Biologics, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. We have also relied on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center has produced ABX-MA1 for use in our clinical trials. While portions of our Fremont manufacturing facility are now operational, creating additional capacity, which we control, we cannot assure you that we will be able to qualify this facility for regulatory compliance as expected. In November 2000, we entered into a manufacturing supply agreement with Lonza, under which Lonza is making available exclusively to us, for a period of five years, a cell culture production suite, with associated purification capacity, within Lonza’s facility. The agreement includes an option to extend the initial five-year term. The dedicated cell culture production suite is operational and became available to us in the third quarter of 2001. Although we have gained access through this agreement to production capacity and scheduling flexibility similar to owning the production capability, Lonza retains responsibility for, and control over, staffing and operating the facility.

Lonza has limited experience in manufacturing our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

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

We are establishing our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction is substantially complete and portions of the facility are operational. We are also conducting validation of the facility and expect to complete a significant stage of validation in the second quarter of 2003. The total costs of this facility, including design fees, permits, validation, leasehold improvements and equipment, will be approximately $148.0 million. Completion of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. It may take a substantial period of time to begin producing antibodies in compliance with those regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to complete and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

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

The successful growth of revenues from our manufacturing services depends to a large extent on our ability to find third parties to agree to use our services and our ability to provide those services successfully.

Our strategy for enhancing contract revenues depends, in part on entering into agreements to provide antibody production services to third parties. Potential third parties include our existing collaborators, as well as other pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop this aspect of our business. To date, we have entered into one production services agreement and we cannot assure you that we will be able to enter into additional agreements.

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

Our dependence on licensing, collaboration, manufacturing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

•                                          limit the number of product candidates that we will be able to develop and commercialize;

•                                          reduce the likelihood of successful product introduction;

•                                          significantly increase our capital requirements; and

•                                          place additional strain on our management’s time.

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

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they will also be subject to extensive regulation by foreign governments. Neither the FDA nor any other regulatory agency has approved any of our product candidates for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

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

Parties have conducted research for many years in the antibody and transgenic animal fields. The term “transgenic”, when applied to an animal, such as a mouse, refers to an animal that has chromosomes into which human genes have been incorporated. This research has resulted in a substantial number of issued patents and an even larger number of pending patent applications. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may unintentionally infringe the patents or violate other proprietary rights of third parties. Such infringement or violation may prevent us and our customers from pursuing product development or commercialization. Such a result could materially harm our business, financial condition and results of operations.

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

Genentech owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an antibody that binds to an epidermal growth factor receptor, or an anti-EGF receptor antibody, in combination with a cytotoxic factor, which is a substance having a toxic effect on cells. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic, or anti-tumor, agent. We do not believe based on our review that either the Genentech or ImClone patent would be successfully asserted against any planned commercial sales of ABX-EGF. We believe that currently all of our activities relating to anti-EGF receptor monoclonal antibodies are within the exemption provided by the U.S. patent laws for uses reasonably related to obtaining FDA approval of a drug. We do not expect the scope of our product development plans to change in the future prior to filing an application for a biologic license with the FDA. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with ABX-EGF and are valid, such a decision may require us to obtain a license to Genentech’s or ImClone’s patent, as the case may be, to label and sell ABX-EGF for certain combination therapies. Our failure to obtain a license, or to obtain a license on commercially reasonable terms, could impede our commercialization of ABX-EGF in the United States.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, a wholly owned subsidiary of Medarex, Inc., Medarex’s collaborator, Kirin Brewing Co. Ltd.; GenMab A/S; Cambridge Antibody Technology Group plc; Protein Design Labs, Inc.; MorphoSys AG; Xenerex Biosciences Inc., a subsidiary of Avanir Pharmaceuticals; XLT Biopharmaceuticals Ltd.; and Alexion Pharmaceuticals, Inc.  Finally, we compete with companies that currently offer antibody production services, and may compete with companies that currently only manufacture their own antibodies but could offer antibody production services to third parties.

Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. ImClone, AstraZeneca, plc, Glaxo and a collaboration of OSI Pharmaceuticals, Inc., Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.  In September 2002, an FDA advisory panel voted to recommend for approval AstraZeneca’s small molecule product candidate Iressa, which may compete with ABX-EGF.  Furthermore, we are also aware that AstraZeneca has received approval for Iressa in the United States, Japan and Australia for the treatment of advanced non-small cell lung cancer.

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

•                                          incurrence of expenses attendant to transactions that may or may not be consummated; and

•                                          difficulties in managing and coordinating operations at multiple venues, which, among other things, could divert our management’s attention from other important business matters.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between March 31, 2002 and March 31, 2003, our common stock closed as high as $18.98 per share and as low as $4.58 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

A company is required to register as an investment company under the Investment Company Act of 1940, or the 1940 Act, if, among other things, and subject to various exceptions:

•                                          it is or holds itself out to be engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•                                          it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of such company’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and its outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of March 31, 2003, we had $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates as of March 31, 2003 would have an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $6.0 million. A hypothetical 1.0% per annum decrease in interest rates as of December 31, 2002 would have an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $6.3 million.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen, ImmunoGen and MDS Proteomics. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the market price of these securities was approximately $11.2 million and $13.0 million as of March 31, 2003 and December 31, 2002, respectively. Due to decreases in the market price, we recorded impairment charges of $67.3 million in 2002 related to our investments in CuraGen and ImmunoGen. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.1 million and $1.3 million from the fair value of those investments at March 31, 2003 and December 31, 2002, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

An adverse movement of equity market prices generally would also have an impact on the valuation of our non-publicly traded strategic equity securities, such as MDS Proteomics. Such a movement and the related underlying economic conditions would negatively impact the prospects of any company we invest in, its ability to raise capital and the likelihood of our being able to realize our investment through liquidity events such as a public offering, merger or private sale. In 2002, we incurred a $7.1 million charge related to a write-down of our investment in MDS Proteomics, and we may incur future writedowns of these securities. At March 31, 2003, our strategic investment in MDS Proteomics had a carrying amount of $7.9 million.

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

(1)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b) Reports on Form 8-K

We filed a Form 8-K on April 23, 2003, furnishing under “Item 12. Disclosure of Results of Operations and Financial Condition” a press release we issued on that date to report our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ Kurt Leutzinger
Kurt Leutzinger
Chief Financial Officer (Principal Financial and Accounting Officer)