Form 10-Q
period 2003-06-30
ABGENIX INC
filed 2003-08-14
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(510) 284-6500

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

As of July 31, 2003 there were 87,958,739 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$34,598	$207,974
Marketable securities	272,811	188,575
Interest receivable	2,616	2,004
Accounts receivable, net	760	2,640
Prepaid expenses and other current assets	20,027	16,538
Total current assets	330,812	417,731
Property and equipment, net	258,192	244,419
Long-term investments	23,367	20,939
Goodwill	34,780	34,780
Identified intangible assets, net	87,299	92,349
Deposits and other assets	30,026	31,779
	$764,476	$841,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,205	$21,557
Deferred revenue	5,092	3,416
Accrued liabilities	10,484	8,907
Contract cancellation obligation	28,037	—
Accrued interest payable	2,061	2,061
Total current liabilities	54,879	35,941
Deferred rent	5,454	4,417
Convertible subordinated notes	200,000	200,000
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 87,946,535 and 87,655,342 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	9	9
Additional paid-in capital	967,222	965,821
Accumulated other comprehensive income	5,084	4,156
Accumulated deficit	(468,172)	(368,347)
Total stockholders’ equity	504,143	601,639
	$764,476	$841,997

See accompanying notes.

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Contract revenue	$2,350	$2,501	$8,506	$13,499
Interest and other income	2,779	5,121	5,974	10,392
Total revenues	5,129	7,622	14,480	23,891
Costs and expenses:
Research and development	20,748	38,940	41,935	67,919
Manufacturing start-up costs	41,262	—	52,845	—
Amortization of identified intangible assets, related to research and development	1,791	1,815	3,606	3,622
General and administrative	6,504	7,220	13,354	13,927
Impairment of investments	—	37,498	—	72,151
Interest expense	1,485	1,858	2,481	2,432
Total costs and expenses	71,790	87,331	114,221	160,051
Loss before income tax expense	(66,661)	(79,709)	(99,741)	(136,160)
Foreign income tax expense	—	—	84	—
Net loss	$(66,661)	$(79,709)	$(99,825)	$(136,160)

Basic and diluted net loss per share	$(0.76)	$(0.92)	$(1.14)	$(1.57)

Shares used in computing basic and diluted net loss per share	87,873	87,063	87,841	86,983

See accompanying notes.

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(99,825)	$(136,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,554	4,513
Amortization of identified intangible assets	3,607	3,622
Impairment of identified intangible asset	1,443	—
Amortization of debt issuance cost	594	372
Impairment of investments	—	72,151
Loss on sale of equipment	29	—
Changes for certain assets and liabilities:
Interest receivable	(612)	463
Accounts receivable	1,880	1,691
Prepaid expenses and other current assets	(3,489)	(2,116)
Deposits and other assets	1,159	(1,366)
Accounts payable	(12,352)	4,714
Deferred revenue	1,676	(8,252)
Accrued liabilities	1,577	3,639
Contract cancellation obligation	28,037	—
Deferred rent	1,037	1,227
Net cash used in operating activities	(62,685)	(55,502)

Investing activities
Purchases of marketable securities	(203,598)	(105,768)
Maturities of marketable securities	30,744	96,696
Sales of marketable securities	87,118	52,314
Purchases of property and equipment	(26,367)	(86,365)
Sales of equipment	11	—
Payments for acquisition liabilities	—	(155)
Net cash used in investing activities	(112,092)	(43,278)

Financing activities
Net proceeds from issuance of convertible subordinated notes	—	194,000
Net proceeds from issuances of common stock	1,401	1,648
Net cash provided by financing activities	1,401	195,648
Net increase (decrease) in cash and cash equivalents	(173,376)	96,868
Cash and cash equivalents at beginning of period	207,974	99,663
Cash and cash equivalents at end of period	$34,598	$196,531

See accompanying notes.

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, and accompanying notes included in the Company’s Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other future period.

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

•                                          Milestones: Incentive milestone payments are recognized as revenue when the milestone is achieved. Incentive milestone payments are triggered either by the results of the Company’s research efforts or by events external to Abgenix, such as regulatory approval to market a product. Incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the type of milestone achieved. Upon achievement of an incentive milestone event, the Company has no future performance obligations related to the payment.

Stock-Based Compensation - The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards (SFAS 123), as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net loss as reported	$(66,661)	$(79,709)	$(99,825)	$(136,160)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(15,971)	(21,130)	(31,892)	(41,264)
Pro forma net loss as if the fair value based method had been applied to all awards	$(82,632)	$(100,839)	$(131,717)	$(177,424)

Basic and diluted net loss per share as reported	$(0.76)	$(0.92)	$(1.14)	$(1.57)

Pro forma basic and diluted loss per share	$(0.94)	$(1.16)	$(1.50)	$(2.04)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2003 and 2002;

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.75%	3.07%	2.91%	3.07%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	1.01	1.05	1.04	1.05
Weighted-average expected life of option (years)	5.51	5.54	5.52	5.54

These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 1 to 5 years, was used. The value of stock options granted to non-employees has been recorded in the financial statements.

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

The weighted-average fair values of options granted during the three and six months ended June 30, 2003 were $7.03 and $6.35 per share, respectively, and were $15.34 and $15.34 per share,

respectively, for the three and six months ended June 30, 2002. All options granted were at exercise prices at the then current fair market value of the stock.

Net Loss Per Share - Basic net loss per share is calculated based on the weighted average number of shares outstanding during the period. The impact of common stock options and warrants was excluded from the computation of diluted net loss per share, as their effect is antidilutive for all periods presented.

Reclassifications – Certain prior period balances have been reclassified to conform to the current period presentation.

2.                                      Comprehensive Income (Loss)

                                                Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(66,661)	$(79,709)	$(99,825)	$(136,160)
Other comprehensive income:
Unrealized holding gains (losses) arising during period	3,678	(28,478)	928	(50,003)
Less: reclassification adjustment for losses recognized in net loss	—	30,390	—	65,043
Net unrealized gains on securities	3,678	1,912	928	15,040

Comprehensive loss	$(62,983)	$(77,797)	$(98,897)	$(121,120)

3.                                      Goodwill and Identified Intangible Assets

During the quarter ended March 31, 2003, the Company made a decision to discontinue the development of therapeutic antibodies to the complement protein properdin. Accordingly, the Company recorded an impairment charge of approximately $1.4 million related to the license to develop and commercialize antibodies to properdin. The impairment charge was included in research and development expenses on the Company’s statement of operations.

Identified intangible assets consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of June 30, 2003:
Acquisition-related developed technology	$106,183	$(20,151)	$86,032
Other intangible assets	1,442	(175)	1,267
Identified intangible assets	$107,625	$(20,326)	$87,299

As of December 31, 2002:
Acquisition-related developed technology	$106,183	$(16,612)	$89,571
Other intangible assets	3,016	(238)	2,778
Identified intangible assets	$109,199	$(16,850)	$92,349

Amortization of acquisition-related intangibles was approximately $1.8 million and $3.5 million, respectively, for each of the three and six month periods ended June 30, 2003 and 2002. Amortization of other intangible assets was $22,000 and $68,000, respectively, for the three and six months ended June 30, 2003 and $46,000 and $93,000, respectively, for the three and six months ended June 30, 2002. All of the Company’s acquired identified intangibles other than goodwill are subject to amortization.

                                                Expected amortization expense related to identified intangible assets for the six-month period from July 1, 2003, to December 31, 2003, and each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Acquisition-related intangibles	$3,538	$7,076	$7,077	$7,077	$7,076	$54,188	$86,032
Other intangible assets	$45	$90	$90	$90	$90	$862	1,267

4.                                  Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of customers and percentage of contract revenues for each of the customers who provided 10% or more of contract revenues for the period.
Three months ended June 30, 2003	4 customers, 35%, 24%, 11% and 11%, respectively
Six months ended June 30, 2003	3 customers, 35%, 16%, and 13%, respectively
Three months ended June 30, 2002	3 customers, 38%, 32% and 15%, respectively
Six months ended June 30, 2002	2 customers, 63% and 10%, respectively

5.                                  Restructuring Charges

In October 2002, the Company announced a restructuring plan, which consisted primarily of a 15% reduction in employees. A restructuring charge of $1.8 million was recorded in 2002 to account for severance, medical and other benefits associated with this restructuring. As of December 31, 2002, approximately $1.1 million of severance benefits were accrued. During the three and six months ended June 30, 2003, the Company made cash payments for severance benefits of approximately $85,000 and $1.0 million, respectively.  As of June 30, 2003, approximately $102,000 of severance benefits were accrued and are expected to be paid to terminated employees over the next three months.

6.                                      Contract Cancellation Obligation

Effective June 30, 2003, the Company canceled its November 2000 agreement with Lonza Biologics plc (“Lonza”) for the exclusive use of a cell culture production suite, because the Company determined that with the opening of its own manufacturing plant, it no longer needed access to the Lonza facility.  Upon canceling the agreement, the Company was obligated to pay Lonza four equal installments of 4,250,000 British Pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, which eliminated the Company’s commitment to pay approximately $46 million in total monthly fees through August 2006.  At June 30, 2003, the total value of this obligation was approximately $28.0 million United States dollars and was recorded as a component of Manufacturing start-up costs in the Company’s Statements of Operations.

7.                                      Customer Indemnification

The Company has certain agreements with customers and collaborators that contain indemnification provisions. In such provisions, the Company typically agrees to indemnify the customer or collaborator against certain types of third-party claims. The Company would accrue for known indemnification issues if a loss were probable and could be reasonably estimated. The Company would also accrue for estimated incurred but unidentified issues based on historical activity. There was no accrual for or expense related to indemnification issues as of June 30, 2003 and 2002 and, in each case, for the three and six months then ended.

8.                                  Recent Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of the Company’s existing revenue arrangements. The Company believes that the adoption of EITF Issue No. 00-21 will not result in a material change to its existing revenue recognition policy for prospective revenue arrangements. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its consolidated financial statements.

                In January 2003, the FASB issued Interpretation No. 46 (the Interpretation), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation will be implemented by Abgenix in the quarter ended September 30, 2003. The Company has performed a preliminary analysis of the Interpretation and does not believe that the adoption will result in a material impact on the results of operations or financial position. During the quarter ended September 30, 2003, the Company will complete its evaluation of the implications of the Interpretation to all variable interest entities with which it has involvement.

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

We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Quarterly Report on Form 10-Q we refer to these candidates as fully human antibody therapeutic product candidates.  We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse and XenoMax technologies. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, under a joint development and commercialization agreement, we are co-developing ABX-EGF, our leading proprietary antibody product candidate, with Amgen and Immunex Corporation, a wholly-owned subsidiary of Amgen. We intend to build a large and diversified product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, entering into additional joint development and commercialization agreements with pharmaceutical and biotechnology companies and, in some cases, self funding clinical activities to determine preliminary safety and efficacy and carrying out additional internal product development.  We also plan to enter into additional agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics. These arrangements may involve sharing of costs and profits.

As of June 30, 2003, we had entered into contracts covering numerous antigen targets with over thirty customers to use our XenoMouse and XenoMax technologies to generate and/or develop the resulting fully human antibodies. Also as of June 30, 2003, we had entered into a contract with one customer to provide process sciences and manufacturing services related to an antibody product candidate that we developed with the customer pursuant to an antigen sourcing contract. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. We also plan to enter into additional contracts to provide antibody process sciences and manufacturing services. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technologies. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

•                  Antigen Target Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody product candidates. Typically, pursuant to these contracts we generate fully human antibodies to the antigen targets provided or identified by our collaborators. The contracts typically contain provisions that allow either Abgenix or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to make equity investments in collaborators for strategic reasons. For example, we have made equity investments in CuraGen Corporation and MDS Proteomics Inc. in connection with our collaborations with these parties.

•                  Proprietary Product Development—In each of July and August 2000, we entered into a joint development and commercialization agreement.  Pursuant to one of these agreements, we are co-developing ABX-EGF, a fully human antibody we created, with Amgen and Immunex. Under the agreement, Immunex paid us an initial license fee at signing and a second license fee in May 2001. We are obligated to pay 50% of the development costs and are entitled to receive 50% of any profits from sales of collaboration products. We also share responsibility for product development. We will be responsible for completing the ongoing Phase 1 trial and any additional Phase 1 trials that are initiated, and both companies share responsibility for the execution of Phase 2 trials across a variety of indications. Amgen will have primary responsibility for Phase 3 clinical trials and will market any potential products, while we will have co-promotion rights. The other agreement is with SangStat Medical Corporation for ABX-CBL, an in-licensed mouse antibody we developed. In February 2003, we and SangStat announced that because the Phase 2/3 clinical trial for ABX-CBL did not meet its primary endpoint, further development of ABX-CBL would not continue. Currently we are concluding all activities associated with the development of ABX-CBL including the Phase 2/3 clinical trial. Under that agreement, SangStat paid us certain license fees and milestone payments, and we and SangStat have shared equally in all development costs.

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

•                  Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. In some cases in which we license XenoMouse technology, we provide our mice to the customer, which then carries out immunizations with its specific antigen targets. In other cases, we immunize the mice with the customer’s antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customer. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We may also agree to make equity investments in some of our customers, or they may agree to make equity investments in us, in connection with these licensing arrangements. As of June 30, 2003, we had entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We currently do not intend to license our SLAM technology for use by any other parties. In addition, as of June 30, 2003, we had also entered into an agreement in which we exclusively licensed to one party rights under patent applications and patents held by us to develop and commercialize therapeutic antibodies to parathyroid hormone-related protein, or PTHrp.

•                  Technology In-Licensing—We also license technology from other parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The other party may also agree to produce antibody therapeutic candidates for us using its own technology. For example, we have entered into license and options agreements with ImmunoGen, Inc. pursuant to which we may develop and commercialize products based upon certain proprietary immunotoxins. These agreements often also obligate us to pay license fees, milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to make an equity investment in the other party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen in connection with our agreement with that company.

As of June 30, 2003, two of our antibody therapeutic product candidates were in ongoing clinical trials.

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

•                  Non-small cell lung cancer— Immunex initiated a Phase 2 clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001, in which enrollment is ongoing.

•                  Colorectal cancer— Immunex initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001.  Enrollment in this study is complete. Immunex initiated a separate Phase 2 clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer in January 2002, in which enrollment is ongoing.

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

In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are three customer-developed antibodies generated with XenoMouse technology in clinical trials or the subject of an IND as follows:

•                  Pfizer—We generated a XenoMouse-derived fully human antibody therapeutic product candidate for treating cancer that Pfizer has advanced into clinical trials.  In addition, Pfizer has recently filed an IND to initiate clinical testing of a second XenoMouse-derived fully human antibody therapeutic product candidate.

•                  Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to an undisclosed antigen target that Amgen has advanced into clinical trials.

Results of Operations

Three Months and Six Months Ended June 30, 2003 and 2002

Contract Revenues.

Contract revenues totaled $2.4 million and $8.5 million, respectively, in the three and six months ended June 30, 2003, compared to $2.5 million and $13.5 million, respectively, in the comparable 2002 periods. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict. With our new manufacturing facility and our existing pilot plant, we now offer integrated process sciences and manufacturing services, which we refer to as production services. In future periods we expect to generate revenue from production services and for those revenues to increase over the next few years.

The primary components of contract revenues for both periods were as follows:

•                        Technology Licensing

We recognized a total of $2.3 million and $7.8 million, respectively, in the three and six months ended June 30, 2003, compared to $1.5 million and $11.0 million, respectively, in the comparable 2002 periods, from licensing our proprietary technologies. Revenues consisted primarily of the following:

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

•            Additionally, in the three and six months ended June 30, 2003 and 2002, we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments, and option fees, under agreements related to the licensing of our XenoMouse technology.  We recognized fees primarily from Pfizer, Amgen, and Abbott Laboratories in the three and six month periods ended June 30, 2003, and primarily from Pfizer and CuraGen in the three and six month periods ended June 30, 2002.

•                        Proprietary Product Development

We recognized approximately $64,000 and $685,000, respectively in the three and six months ended June 30, 2003, compared to $1.0 million and $2.5 million, respectively, in the comparable 2002 periods, pursuant to our joint development and commercialization agreements. In the three and six months ended June 30, 2002 and 2003, the revenues included the reimbursement of development costs from the development of ABX-CBL. In 2002, the revenue also included the reimbursement of development costs from the development of ABX-EGF.

Interest and Other Income.

Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $2.8 million and $6.0 million in the three and six months ended June 30, 2003, compared to $5.1 million and $10.4 million, respectively, in the comparable 2002 periods. The decrease was due to lower interest rates and lower average cash, marketable securities and cash equivalent balances.

Research and Development Expenses.

Research and development expenses were $20.7 million and $41.9 million, respectively, in the three and six months ended June 30, 2003, compared to $38.9 million and $67.9 million, respectively, in the comparable 2002 periods. Management separates research and development expenditures into amounts related to research and amounts related to product development as follows:

•                        Research Costs

Research costs include costs associated with research and testing of our product candidates prior to reaching the development stage and costs associated with cell line development. Such costs include the costs of Abgenix personnel, facilities, including depreciation, and technology in-licensing. Research costs were $13.4 million and $28.9 million, respectively, in the three and six months ended June 30, 2003, as compared to $20.8 million and $35.7 million, respectively, in the comparable 2002 periods. Major components of the changes in research costs in the three and six months ended June 30, 2003 as compared to the same periods in 2002 were as follows:

•                        Technology In-Licensing—In the first quarter of 2003 we made a decision to discontinue the development of therapeutic antibodies to the complement protein properdin. Accordingly, we recorded an impairment charge of $1.4 million of previously capitalized costs and $0.6 million of other related costs related to the license to develop and commercialize properdin.

•                        Costs of Abgenix Personnel—Costs of Abgenix personnel to support research activities decreased 27% and 26% in the three and six months ended June 30, 2003, respectively, from the comparable 2002 periods. The decrease was a result of our restructuring plan implemented in October 2002, which resulted in an approximately 15% reduction in total employees overall. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

•                        Outside Contractors – Costs for outside contractors to support research activities decreased 70% and 49% in the three and six months ended June 30, 2003, respectively, from the comparable 2002 periods.  The decrease was a result of the reduction of activities performed by outside contractors related to the development of cell lines for our product candidates.

•                        Product Development Costs

Product development costs include costs of preclinical development and conducting clinical trials. Such costs include costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors and facility expenses including depreciation. Product development costs were $7.3 million and $13.0 million, respectively, in the three and six months ended June 30, 2003 as compared to $18.1 million and  $32.2 million, respectively, in the comparable 2002 periods. The decrease in the three and six months ended June 30, 2003 was primarily related to the decrease in clinical trials being conducted for ABX-IL8. Major components of the changes in product development costs in the three and six months ended June 30, 2003 as compared to the same periods in 2002 were as follows:

•                        Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs, and data management costs, and drug supply costs decreased 79% and 81%, respectively, in the three and six months ended June 30, 2003, as compared to the comparable 2002 periods. The decrease was primarily due to the decrease in clinical trials being conducted for ABX-IL8 in the first and second quarters of 2003 as compared to the same periods in 2002.

•                        Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities decreased 57% and 53%, respectively, in the three and six months ended June 30, 2003, as compared to the comparable 2002 periods. The decrease was a result of our restructuring plan implemented in October 2002, which resulted in an approximate 15% reduction in total employees overall, and the decrease in clinical trials being conducted for ABX-IL8. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

Manufacturing Start-Up Costs.

Manufacturing start-up costs were $41.3 million and $52.8 million, respectively, in the three and six months ended June 30, 2003.  Manufacturing start-up costs include costs associated with our new antibody production facility, including quality assurance and quality control activities and the costs of outside contractors.  The primary component of this expense in 2003 was a cancellation fee of approximately $28.0 million in June 2003 for the negotiated cancellation of an agreement with an outside contractor, Lonza Biologics plc.  Effective June 30, 2003, we canceled our November 2000 agreement with Lonza for the exclusive use of a cell culture production suite because we determined that with the opening of our own manufacturing facility we no longer needed access to the Lonza facility.  Excluding the cancellation fee, manufacturing start-up costs primarily include facility expenses that include depreciation, outside contractor costs, and personnel costs. We began manufacturing antibody therapeutic candidates in portions of the facility in the second quarter of 2003, at which time we began to depreciate portions of the facility. We expect the facility to be under-utilized for the remainder of the year and therefore manufacturing start-up costs will continue for the remainder of 2003. These costs may decrease as a result of utilization of the facility for the manufacture of ABX-EGF and potentially other product candidates under production services agreements; however, this decrease may be offset by an increase in additional depreciation.

Amortization of Identified Intangible Assets.

Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) that we acquired through our acquisition of Hesed Biomed Inc. in 2001, Abgenix Biopharma Inc. and IntraImmune Therapies, Inc. in 2000, and JT America’s interest in Xenotech in 1999.  Amortization of intangible assets totaled $1.8 million and $3.6 million, respectively, in each of the three and six month periods ended June 30, 2003 and $1.8 million and $3.6 million for the three and six months ended June 30, 2002.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting, facilities, including depreciation, and other expenses related to legal, finance and information systems. General and administrative expenses totaled $6.5 million and $13.4 million, respectively, in the three and six months ended June 30, 2003, as compared to $7.2 million and $13.9 million, respectively, in the comparable 2002 periods. The decrease in 2003 as compared to 2002 was primarily due to a decrease in consulting related to the implementation of our new information systems in 2002 and in legal costs due to the timing of activities related to securities filings, licensing, financing activities and other contractual matters partially offset by an increase in personnel related costs, facility costs and depreciation expense related to the enterprise resource planning system, which was launched at the beginning of the third quarter of 2002. We expect general and administrative costs to approximate the same levels in the third quarter of 2003 as they were in each of the first two quarters of 2003.

Impairment of Investments.

We purchased an aggregate amount of $80.0 million of common stock of CuraGen and ImmunoGen as strategic investments at various times in 1999 and 2000.

In 2002, during the first, second and fourth quarters, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary.  Accordingly, we recorded impairment charges of $34.7 million, $30.4 million and $2.2 million, in the first, second and fourth quarters of 2002, respectively.  The total impairment charge for the year ended December 31, 2002 was $67.3 million.  As of June 30, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and the net unrealized holding gains are reported as a component of stockholders’ equity.  If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments.

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

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible debt. For the three months ended June 30, 2003 and 2002, interest expense decreased to approximately $1.5 million from $1.9 million, respectively, as a result of an increase in capitalized interest.  Interest expense increased to approximately $2.5 million from $2.4 million in the six months ended June 30, 2003 and 2002, because our convertible debt was outstanding for only a portion of the relevant period in 2002.  This increase was partially offset by an increase in capitalized interest.  The convertible debt was issued in March 2002, accrues interest at an annual rate of 3.5%, and is payable semi-annually. Interest expense related to the convertible debt was capitalized in the amount of $0.6 million and $1.7 million, respectively, in the three and six months ended June 30, 2003, as compared to $0.2 million and $0.3 million in the same periods in 2002. For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

Foreign Income Tax Expense.

Foreign income tax expense was recorded reflecting an income tax provision on foreign contract research projects of zero and approximately $84,000, respectively, in the three and six months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents and marketable securities of approximately $307.4 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had a fair value of $15.5 million at June 30, 2003.

Cash Used in Operating Activities.  Net cash used in operating activities was $62.7 million and $55.5 million in the six months ended June 30, 2003 and 2002, respectively. The major components of the change in cash used in operating activities in the six months ended June 30, 2003, compared to the same period in 2002, were primarily the following:

•                  A decrease of $31.1 million in research and development costs, net of depreciation and an impairment charge related to an identified intangible asset, related to the development of new products.

•                  An increase of $21.4 million in manufacturing costs, net of the Lonza contract cancellation obligation and depreciation, related to the start-up of our new antibody production facility.

•                  An increase of $5.1 million in customer payments due primarily to the timing of payments received under our contracts offset by a decrease of $5.5 million in cash from interest income due to lower interest rates and lower average cash balances.

•                  An increase of $17.1 million in vendor payments, which reduced accounts payable.

Cash Used in Investing Activities.  Net cash used in investing activities was $112.1 and $43.3 million in the six months ended June 30, 2003 and 2002, respectively. Cash was provided by and used in investing activities as follows:

•                  Capital expenditures of $26.4 million and $86.4 million in the six months ended June 30, 2003 and 2002, respectively. The investments in 2003 and 2002 reflect primarily investment in construction in progress and equipment for our new manufacturing facility. The investments in 2002 also reflect investment in leasehold improvements in our new office facility and process science laboratory and investments in computer hardware and software, including the acquisition of a new enterprise resource planning system.

•                  Purchases, net of maturities and sales, of marketable securities of $85.7 million during the six months ended June 30, 2003 and maturities and sales, net of purchases, of marketable securities of $43.2 million during the six months ended June 30, 2002.

Cash Provided by Financing Activities.  During the six months ended June 30, 2003, net cash provided by financing activities was $1.4 million, consisting of proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan. During the six months ended June 30, 2002, net cash provided by financing activities was $195.6 million, consisting of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $1.6 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan.

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

In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for our obligations under two facility leases. These were increased in January 2002 to $2.5 and $3.2 million, respectively, in connection with amendments to our facility leases. In September 2001, we obtained a stand-by letter of credit for 1.0 million Canadian dollars from a commercial bank as security for our obligations under a facility lease in Canada while the facility was under construction. The standby letter of credit for 1.0 million Canadian dollars was terminated in January 2003. The outstanding stand-by letters of credit are secured by an investment account, in which we must maintain a balance of approximately $6.0 million.

Financing Uncertainties Related to Our Business Plan.  We plan to continue to make significant expenditures to establish and staff our own manufacturing facility and support our research and development activities, including pre-clinical product development and clinical trials. We also intend to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. Over the next six months, we estimate that we will spend approximately $10.0 million on leasehold improvements and equipment for our new manufacturing and our research and development facilities. Additionally, during the same period we expect to spend up to approximately $0.5 million on new computer hardware and software.

We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as a bank line of credit, sale-lease back financing, funding by one or more collaborators, equity or equity-related financing or a mortgage financing, that may become available to us. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of June 30, 2003, four of our proprietary product candidates, ABX-EGF, ABX-MA1, ABX-CBL and ABX-IL8, were in various stages of clinical trials.  We are discontinuing development of two of them, ABX-IL8 and ABX-CBL. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

We test our potential product candidates in numerous pre-clinical studies to identify disease indications for which they may be product candidates. We may conduct multiple clinical trials on our own or with our collaborators to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for one or more indications for a given product candidate in order to focus our resources on more promising product candidates or indications. For example, in January 2002 and May 2002, we announced that clinical trials of our proprietary product candidate ABX-IL8 as a treatment for rheumatoid arthritis and psoriasis, respectively, did not support further clinical studies of that product candidate. Additionally in February 2003, we announced that the clinical trial of our proprietary product candidate ABX-CBL as a treatment for graft versus host disease, did not support further clinical studies of that product candidate. The failure of clinical trials can also result in additional research and development expenses and other costs.  For example, we recorded a charge of $6.7 million for the three months ended June 30, 2002, related to our decision in the second quarter of 2002 to wind down our clinical trials of ABX-IL8.

An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We intend to enter co-development agreements, similar to our agreements with Amgen and Immunex for ABX-EGF and to enter into additional joint development agreements earlier in the development lifecycle of product candidates than we did in our existing co-development agreements. We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai Pharmaceutical, U3 Pharma AG and Corvas International, Inc. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary, in view of the number of potential product candidates we have in preclinical development. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. The number, size and type of clinical trials we conduct for a particular product candidate are also affected by the policies of the FDA and European regulatory agencies regarding the availability of possible expedited approval procedures, which we may seek to utilize.  These policies may change form time to time.  In addition, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

History of Net Losses.  We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002 and $99.8 million in the six months ended June 30, 2003. As of June 30, 2003, our accumulated deficit was $468.2 million. Our losses to date have resulted principally from:

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

•                  impairment charges related to our strategic investments in CuraGen, ImmunoGen and MDS Proteomics; and

•                  manufacturing start-up costs, primarily those related to the cancellation of our agreement with Lonza for the exclusive use of a cell culture production suite.

We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, charges related to purchases of technology or other assets, and costs associated with establishing and operating our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other agreements, and the initiation, and success or failure, of clinical trials.

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

Accounting for Equity Investments.

The Company records gains and losses on equity investments in accordance with SFAS No. 115. Gains and losses that are deemed other than temporary are charged to earnings, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge, are reported as a component of stockholders’ equity.

In 2002, during the first, second and fourth quarters, declines in the fair value of our investment in CuraGen and ImmunoGen common stock were deemed to be other than temporary, primarily because the stock of each company traded below our respective cost basis for more than six months.  Accordingly, we recorded impairment charges of $34.7 million, $30.4 million and $2.2 million, in the first, second and fourth quarters of 2002, respectively.  The total impairment charge for the year ended December 31, 2002 was $67.3 million.

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

For a brief period during the first quarter of 2003, our common stock had traded at a price that represented a market capitalization less than our book value. However this condition did not persist for a significant portion of the first quarter of 2003 and as of June 30, 2003, our common stock was trading at a price that represented a market capitalization higher than our book value. As of June 30, 2003, we determined that the fair value of the reporting unit was higher than its carrying value and an impairment charge was not recognized.

If we were to determine in a future period that an impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill.  Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of June 30, 2003, the carrying value of our goodwill was approximately $34.8 million.

Accounting for Clinical Trial Supplies.

The costs associated with the manufacture of our antibody therapeutic product candidates (clinical trial supplies) are capitalized as prepaid expense if management determines that the clinical trial supplies have alternative future uses in clinical trials for multiple indications of a product candidate and are expensed upon the use of the materials, primarily as they are used in clinical trials. We immediately expense previously capitalized costs if the asset is not expected to have an alternative future use, such as use in a clinical trial. As of June 30, 2003, the balance of prepaid clinical trial supplies was $16.7 million and consisted of ABX-EGF.  We may incur expenses related to clinical supply writedowns depending on the outcome of ongoing clinical trials.

Contractual Obligations and Commercial Commitments

As of June 30, 2003, future minimum payments for certain contractual obligations for years subsequent to December 31, 2002 were as follows:

	Total	2003	2004- 2005*	2006- 2007*	2008 and Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$148,908	$6,401	$26,875	$28,765	$86,867
Convertible debt	200,000	—	—	200,000	—
Total	$348,908	$6,401	$26,875	$228,765	$86,867

*Amounts represent total of minimum payments for the entire period.

In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%.  We are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. We expect to make interest payments on the notes of $7.0 million per year, for years 2003 through 2006, and $1.2 million in 2007, assuming all the notes remain outstanding until their maturity date. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control.  Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash balance to repay the $200.0 million principal amount of our convertible debt. If our cash balance at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes.

Other significant commercial commitments include the following:

•                        Purchase commitments totaling $2.3 million to contractors related to the purchase of equipment and design and construction of our new manufacturing facility;

•                        Effective June 30, 2003, the Company canceled its agreement with Lonza for the exclusive use of a cell culture production suite.  Upon canceling the agreement, the Company is obligated to pay Lonza four equal installments of 4,250,000 British Pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004.   The total value of this obligation was approximately $28.0 million United States dollars on June 30, 2003.  The cancellation arrangement eliminated the Company’s commitment to pay approximately $46 million in total monthly fees through August 2006;

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003. The provisions of the EITF Issue No. 00-21 do not impact the accounting treatment of our existing revenue arrangements. We believe that the adoption of EITF Issue No. 00-21 will not result in a material change to our existing revenue recognition policy for prospective revenue arrangements. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (the Interpretation), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation will be implemented by Abgenix in the quarter ended September 30, 2003. The Company has performed a preliminary analysis of the Interpretation and does not believe that the adoption will result in a material impact on the results of operations or financial position. During the quarter ended September 30, 2003, the Company will complete its evaluation of the implications of the Interpretation to all variable interest entities with which it has involvement.

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

We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002 and $99.8 million in the six months ended June 30, 2003. As of June 30, 2003, our accumulated deficit was $468.2 million. Our losses to date have resulted principally from:

•                                          research and development costs relating to the development of our XenoMouse technology and antibody product candidates;

•                                          costs associated with certain agreements with Japan Tobacco and certain 1997 settlement and cross-licensing agreements with GenPharm;

•                                          in-process research and development costs and amortization of intangible assets associated with our acquisitions of Hesed Biomed, Abgenix Biopharma, IntraImmune Therapies, and Japan Tobacco’s interest in Xenotech;

•                                          general and administrative costs relating to our operations;

•                                          impairment charges related to our strategic investments in CuraGen, ImmunoGen, and MDS Proteomics; and

•                                          manufacturing start-up costs, primarily those related to the cancellation of our agreement with Lonza for the exclusive use of a cell culture production suite.

We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing, manufacturing and other contractual arrangements, and the initiation, success or failure of clinical trials.

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

We will continue to expend substantial resources to support research and development and establish and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $128.5 million, $96.2 million and $50.1 million, respectively, on research and development. For the six months ended June 30, 2003, we spent $41.9 million on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

Our indebtedness may harm our financial condition and results of operations.

We have a significant amount of convertible debt and debt service obligations.  Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•                                          we will have additional cash requirements to support the payment of any interest or amortization required with respect to outstanding indebtedness;

•                                          increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•                                          depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

Our ability to make payment of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.  If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•                                    to seek additional financing in the debt or equity markets;

•                                    to refinance or restructure all or a portion of our indebtedness, including our convertible subordinated notes;

•                                    to sell selected assets; or

•                                    to reduce or delay planned capital expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

Our strategic investments expose us to equity price risk and our investments in those companies may be deemed impaired, which would affect our results of operations.

We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future.  In 1999 and 2000, the Company purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments.  In 2002, during the first, second and fourth quarters, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary, primarily because the stock of each company traded below our respective cost basis for more than six months.  Accordingly, we recorded impairment charges of $34.7 million, $30.4 million and $2.2 million, in the first, second and fourth quarters of 2002, respectively.  The total impairment charge for the year ended December 31, 2002 was $67.3 million.  The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments.  As of June 30, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders’ equity.

In addition, in 2001, we invested $15.0 million in MDS Proteomics, a privately held company, in connection with our collaboration with that company.  Because MDS Proteomics is a private company and its securities are not publicly traded, the value of our investment is inherently more difficult to estimate than an investment in a publicly traded company.  As of June 30, 2002, we estimated that the value of our investment had declined to $7.9 million and that an impairment of our investment had occurred. Accordingly, we recorded an impairment charge of $7.1 million on our investment in the second quarter of 2002.  The amount of the charge was based on the difference between the estimated value as determined by our management and our original cost basis. The investment is record in long-term investments on the balance sheet.  If we deem the investment in MDS Proteomics further impaired at the end of any future period, we may incur an additional impairment charge on this investment.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders. We have not commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still in early stages of development. We have initiated clinical trials with respect to three proprietary fully human antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to three other fully human antibody therapeutic product candidates generated by XenoMouse technology. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

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

In addition, our decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We hope to be able to make up for this loss of diversity through the number and variety of potential new product candidates we have in preclinical development. However, to the extent that we are unable to maintain a broad and diverse range of product candidates, our success would depend more heavily on one or a few product candidates.

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

Four of our proprietary product candidates, ABX-EGF, ABX-MA1, ABX-CBL and ABX-IL8, are in various stages of clinical trials, some of which are being wound down or terminated. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, we completed analysis of the Phase 2b clinical trials of ABX-IL8 in psoriasis and concluded that the results did not warrant continued development in psoriasis and decided not to proceed with studies in other disease indications. Similarly we completed a preliminary analysis of the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint.  Therefore, we and SangStat do not plan any further development of ABX-CBL. Failures of clinical trials of any product candidate could delay the development of other product candidates or hinder our ability to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development charges. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We may rely on third-party manufacturers, and we may have difficulty conducting clinical trials of our product candidates if a manufacturer does not perform in accordance with our expectations.

To date we have relied on a single contract manufacturer, Lonza, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. In June 2003, we canceled our manufacturing supply agreement with Lonza, pursuant to which we had exclusive access to a cell culture production suite, because we determined that with the opening of our own manufacturing plant, we no longer needed access to the Lonza facility.  We have also relied on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center has produced ABX-MA1 for use in our clinical trials. While portions of our Fremont manufacturing facility are now operational, creating additional capacity, which we control, we cannot assure you that we will be able to qualify this facility for regulatory compliance as expected and we may use Lonza or another third-party manufacturer if necessary in the future.

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

We are establishing our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-

term lease for the building that contains this manufacturing facility. Construction is substantially complete and portions of the facility are operational. We are also conducting validation of the facility and completed a significant stage of validation in the second quarter of 2003. We expect to complete additional significant stages of validation in each of the remaining quarters of 2003.  Inspection of the facility by the State of California, a precondition for the use of the facility for the production of clinical trial supplies and commercial products, is scheduled for the third quarter of 2003.  The total costs of this facility, including design fees, permits, validation, leasehold improvements and equipment, will be approximately $148.0 million. Completion of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities. The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have no experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products. Also, we will need to manufacture such antibody therapeutic products in a facility and by a process that comply with FDA, European and other regulations. Although we are currently manufacturing an antibody product candidate in this facility in compliance with those regulations, we may not be able to maintain compliance with those regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to complete and maintain a manufacturing facility within our planned time and cost parameters could materially harm the development and sales of our products and our financial performance.

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

We continually evaluate our options for commercial production of our antibody therapeutic products, which include use of third-party manufacturers, use of our own commercial scale manufacturing facility or entering into a manufacturing joint venture relationship with a collaborator or other third party. We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products. It may take a substantial period of time for a contract manufacturing facility that has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations. We may not be able to contract with any of these companies on acceptable terms, if at all.

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

Our strategy for enhancing contract revenues depends, to a significant extent on entering into agreements to provide antibody production services to third parties. Potential third parties include our existing collaborators, as well as other pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop this aspect of our business. To date, we have entered into one production services agreement and we cannot assure you that we will be able to enter into additional agreements.

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

Our ability to continue our current collaborations and to enter into additional third party collaborations is dependent in large part on our ability to successfully demonstrate that our XenoMouse technology is an attractive method of developing antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only six fully human antibody therapeutic product candidates generated with XenoMouse technology have entered clinical testing. We have announced that one of these product candidates has not met our expectations. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

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

•                                          withdrawals of previously approved marketing applications; and

•                                          criminal prosecutions.

In many instances we expect to rely on our customers and co-developers to file INDs and generally direct the regulatory approval process for products derived from our technologies. These customers and co-developers may not be able to or may choose not to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If they fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing or realizing the commercial benefits from the marketing of products derived from our technologies. In addition, our failure to obtain the required approvals would preclude the commercial use of our products. Any such delays and limitations may materially harm our business, financial condition and results of operations.

We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and the facilities must pass an inspection by the FDA before we can use them in commercial manufacturing of any product. Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the State of California Department of Health Services. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other regulatory requirements. The failure of us or our third-party manufacturers to comply with these requirements would materially harm our business, financial condition and results of operations.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be approved or any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. ImClone, in collaborations with Bristol-Meyers Squib Company and Merck KgAa; AstraZeneca, plc; Glaxo; and a collaboration of OSI Pharmaceuticals, Inc., Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials.  AstraZeneca has received approval for Iressa, a small molecule product candidate that may compete with ABX-EGF, in the United States, Japan and Australia for the treatment of advanced non-small cell lung cancer.  Furthermore, we are also aware that Merck KgAa has submitted applications for the authorization to market Erbitux, ImClone’s antibody product candidate, for the treatment of metastatic colorectal cancer in the European Union and Switzerland.

Many of these companies and institutions, either alone or together with their customers or collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their customers or collaborators, have significantly greater experience than we do in:

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

In October 2002, we announced a restructuring plan, which included a reduction in headcount of approximately 15%. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational and other resources. The restructuring may negatively affect our employee turnover, recruiting and retention, and may not enable us to reduce our costs to the extent expected.

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

We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2001 and 2002, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to reprice or otherwise adjust the terms of these stock options, grant additional stock options at the current lower market price, pay higher cash compensation, or provide some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful. If we issue additional stock options, this would dilute existing stockholders.

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

The use of any of our product candidates, or of any products manufactured in our facility,  in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale. Consumers, healthcare providers, pharmaceutical companies or others selling such products might make claims of this kind. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials, under which the coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development. We also intend to expand our insurance coverage to include production services activities.  We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially harmed.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between June 30, 2002 and June 30, 2003, our common stock closed as high as $12.28 per share and as low as $4.58 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of June 30, 2003, we had $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates as of June 30, 2003 would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $5.4 million. A hypothetical 1.0% per annum decrease in interest rates as of December 31, 2002 would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $6.3 million.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen, ImmunoGen and MDS Proteomics. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $15.5 million and $13.0 million as of June 30, 2003 and December 31, 2002, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.6 million and $1.3 million from the fair value of those investments at June 30, 2003 and December 31, 2002, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

An adverse movement of equity market prices generally would also have an impact on the valuation of our strategic investment in MDS Proteomics, a privately held company. Such a movement and the related underlying economic conditions would negatively impact the prospects of any company we invest in, its ability to raise capital and the likelihood of our being able to realize our investment through liquidity events such as a public offering, merger or private sale. In 2002, we incurred a $7.1 million charge related to a write-down of our investment in MDS Proteomics, and we may incur future write-downs of these securities. At June 30, 2003, our strategic investment in MDS Proteomics had a carrying amount of $7.9 million.

Foreign Currency Risk. A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the British pound. As of June 30, 2003, we had a contract cancellation obligation to Lonza of approximately $28.0 million, which is payable in British pounds. A hypothetical 10% adverse change in exchange rates as of June 30, 2003 would result in an increase in the U.S. dollar value of this obligation of approximately $2.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures, as that term is defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to Vote of Security Holders

At our Annual Meeting of Stockholders, held on June 27, 2003, one matter, the election of directors, was voted upon. The following is tabulation of votes with respect to each nominee:

	Votes
Nominee	For	Withheld

R. Scott Greer	60,894,854	97,445
M. Kathleen Behrens	59,335,857	1,656,442
Raju S. Kucherlapati	59,342,722	1,649,577
Kenneth B. Lee Jr.	60,774,245	218,054
Mark B. Logan	60,775,395	216,904
Thomas G. Wiggans	59,340,563	1,651,736
Raymond M. Withy	60,892,754	99,545

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
10.82	Letter Agreement dated June 27, 2003, between Lonza Biologics plc and Abgenix, Inc.
10.83	Form of Change of Control Severance Agreement between Abgenix, Inc. and its officers
10.84	Amended and Restated Change of Control Severance Agreement, dated as of April 24, 2003, between Abgenix, Inc. and Raymond M. Withy, Ph.D.
31.1	Certification of Raymond M. Withy, Ph.D. Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kurt Leutzinger Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Raymond M. Withy, Ph.D. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kurt Leutzinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

We filed a Form 8-K on July 22, 2003, furnishing under “Item 12. Disclosure of Results of Operations and Financial Condition” a press release we issued on that date to report our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

ABGENIX, INC.
(Registrant)

/s/ Raymond M. Withy
Raymond M. Withy, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kurt Leutzinger
Kurt Leutzinger
Chief Financial Officer
(Principal Financial and Accounting Officer)