Form 10-Q
period 2003-09-30
ABGENIX INC
filed 2003-11-14
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(510) 284-6500
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

        As of October 31, 2003 there were 88,211,050 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,831	$207,974
Marketable securities	247,533	188,575
Interest receivable	2,136	2,004
Accounts receivable, net	1,141	2,640
Prepaid expenses and other current assets	22,392	16,538

Total current assets	293,033	417,731
Property and equipment, net	251,526	244,419
Long-term investments	22,871	20,939
Goodwill	34,780	34,780
Identified intangible assets, net	85,508	92,349
Deposits and other assets	29,525	31,779

	$717,243	$841,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,390	$21,557
Deferred revenue	7,243	3,416
Accrued liabilities	16,739	8,907
Contract cancellation obligation	21,191	—
Accrued interest payable	296	2,061

Total current liabilities	51,859	35,941
Deferred rent	5,714	4,417
Convertible subordinated notes	200,000	200,000
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 220,000,000 shares authorized; 88,017,227 and 87,655,342 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	9	9
Additional paid-in capital	967,549	965,821
Accumulated other comprehensive income	3,853	4,156
Accumulated deficit	(511,741)	(368,347)

Total stockholders' equity	459,670	601,639

	$717,243	$841,997

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Contract revenue	$1,957	$2,635	$10,463	$16,135
Interest and other income	2,036	5,068	8,010	15,460

Total revenues	3,993	7,703	18,473	31,595

Costs and expenses:
Research and development	26,008	29,570	67,943	97,489
Manufacturing start-up costs	10,282	—	63,127	—
Amortization of identified intangible assets, related to research and development	1,792	1,815	5,398	5,437
General and administrative	7,828	8,945	21,182	22,872
Impairment of investments	—	—	—	72,151
Interest expense	1,652	1,228	4,133	3,661

Total costs and expenses	47,562	41,558	161,783	201,610

Loss before income tax expense	(43,569)	(33,855)	(143,310)	(170,015)
Foreign income tax expense	—	—	84	—

Net loss	$(43,569)	$(33,855)	$(143,394)	$(170,015)

Basic and diluted net loss per share	$(0.50)	$(0.39)	$(1.63)	$(1.95)

Shares used in computing basic and diluted net loss per share	87,962	87,395	87,865	87,122

See accompanying notes.

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(143,394)	$(170,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,489	8,023
Amortization of identified intangible assets	5,398	5,437
Impairment of identified intangible asset	1,443	—
Amortization of debt issuance cost	896	662
Impairment of investments	—	72,151
Loss on sale of equipment	29	—
Changes for certain assets and liabilities:
Interest receivable	(132)	319
Accounts receivable	1,499	858
Prepaid expenses and other current assets	(5,854)	(6,103)
Deposits and other assets	1,358	(1,433)
Accounts payable	(15,167)	(1,553)
Deferred revenue	3,827	(8,608)
Accrued liabilities	7,832	(373)
Contract cancellation obligation	21,191	—
Accrued interest payable	(1,765)	311
Deferred rent	1,297	1,785

Net cash used in operating activities	(101,053)	(98,539)

Investing activities
Purchases of marketable securities	(255,087)	(113,939)
Maturities of marketable securities	40,533	134,414
Sales of marketable securities	153,361	99,022
Purchases of property and equipment	(27,636)	(124,790)
Investment in note receivable	—	(2,750)
Sales of equipment	11	—
Payments for acquisition liabilities	—	(215)

Net cash used in investing activities	(88,818)	(8,258)

Financing activities
Net proceeds from issuance of convertible subordinated notes	—	194,000
Net proceeds from issuances of common stock	1,728	1,802

Net cash provided by financing activities	1,728	195,802

Net increase (decrease) in cash and cash equivalents	(188,143)	89,005
Cash and cash equivalents at beginning of period	207,974	99,663

Cash and cash equivalents at end of period	$19,831	$188,668

See accompanying notes.

ABGENIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, and accompanying notes included in the Company's Annual Report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other future period.

        Revenue Recognition—The Company receives payments from customers for license, option, service and milestone fees. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Research license fees: Fees to license the use of the Company's proprietary technologies in research performed by the customer are generally recognized only after both the license period has commenced and the technology has been delivered. However, in multiple-element revenue arrangements, if the delivered technology does not have stand alone value or if the Company does not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to the delivered technology is deferred until the remaining products or services are provided to the customer.

  •
  Product license fees: Fees to license the production, use and sale of an antibody generated by the Company's proprietary technologies are generally recognized only after both the license period has commenced and the technology has been delivered. However, in multiple-element revenue arrangements, if the delivered technology does not have stand alone value or if the Company does not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to the delivered technology is deferred until the remaining products or services are provided to the customer.

  •
  Option fees: Fees for granting options to obtain product licenses to develop a product are recognized as revenue when the option is exercised or when the option period expires, whichever occurs first. However, in multiple-element revenue arrangements, if the option does not have stand alone value or if the Company does not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to option fees is deferred until the remaining products or services are provided to the customer.

  •
  Research services: Fees for research services performed by Abgenix are recognized ratably over the entire period the services are performed. In the case of co-development arrangements, fees received for research services provided are recorded as contract revenues in the period the services are rendered.

  •
  Milestones: Incentive milestone payments are recognized as revenue when the milestone is achieved. Incentive milestone payments are triggered either by the results of the Company's research efforts or by events external to Abgenix, such as regulatory approval to market a product. Incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the type of milestone achieved. The Company has no future performance obligations related to an incentive milestone that has been achieved.

        Stock-Based Compensation—The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards (SFAS 123), as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options' vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock- based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss as reported	$(43,569)	$(33,855)	$(143,394)	$(170,015)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(15,058)	(20,772)	(46,950)	(62,036)

Pro forma net loss as if the fair value based method had been applied to all awards	$(58,627)	$(54,627)	$(190,344)	$(232,051)

Basic and diluted net loss per share as reported	$(0.50)	$(0.39)	$(1.63)	$(1.95)

Pro forma basic and diluted loss per share	$(0.67)	$(0.63)	$(2.17)	$(2.66)

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.13%	3.07%	2.98%	3.07%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	0.96	1.05	1.01	1.05
Weighted-average expected life of option (years)	5.55	5.54	5.53	5.54

        These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 1 to 5 years, was used. The value of stock options granted to non-employees has been recorded in the financial statements.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model and other existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

        The weighted-average fair values of options granted during the three and nine months ended September 30, 2003 were $9.68 and $7.49 per share, respectively, and were $15.34 per share for both the three-month and nine-month periods ended September 30, 2002. All options granted were at exercise prices at the current fair market value of the stock on the date of grant.

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

2.    Comprehensive Income (Loss)

        Other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(43,569)	$(33,855)	$(143,394)	$(170,015)

Other comprehensive income:
Unrealized holding losses arising during period	(1,231)	(1,547)	(303)	(51,550)
Less: reclassification adjustment for losses recognized in net loss	—	—	—	65,043

Net unrealized gains (losses) on securities	(1,231)	(1,547)	(303)	13,493

Comprehensive loss	$(44,800)	$(35,402)	$(143,697)	$(156,522)

3.    Goodwill and Identified Intangible Assets

        During the quarter ended March 31, 2003, the Company decided to discontinue the development of therapeutic antibodies to the complement protein properdin. Accordingly, the Company recorded an impairment charge of approximately $1.4 million related to the license to develop and commercialize antibodies to properdin. The impairment charge was included in research and development expenses on the Company's statement of operations.

        Identified intangible assets consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of September 30, 2003:
Acquisition-related developed technology	$106,183	$(21,920)	$84,263
Other intangible assets	1,442	(197)	1,245

Identified intangible assets	$107,625	$(22,117)	$85,508

As of December 31, 2002:
Acquisition-related developed technology	$106,183	$(16,612)	$89,571
Other intangible assets	3,016	(238)	2,778

Identified intangible assets	$109,199	$(16,850)	$92,349

        Amortization of acquisition-related intangibles was approximately $1.8 million and $5.3 million, respectively, for each of the three and nine month periods ended September 30, 2003 and 2002. Amortization of other intangible assets was $22,000 and $90,000, respectively, for the three and nine months ended September 30, 2003 and $46,000 and $139,000, respectively, for the three and nine months ended September 30, 2002. All of the Company's acquired identified intangibles other than goodwill are subject to amortization.

        Expected amortization expense related to identified intangible assets for the three-month period from October 1, 2003, to December 31, 2003, and each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Acquisition-related intangibles	$1,769	$7,076	$7,077	$7,077	$7,076	$54,188	$84,263
Other intangible assets	$23	$90	$90	$90	$90	$862	$1,245

4.    Segment Information

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended September 30, 2003	2 customers, 71% and 13%, respectively
Nine months ended September 30, 2003	3 customers, 29%, 26%, and 12%, respectively
Three months ended September 30, 2002	4 customers, 35%, 31%, 16% and 14%, respectively
Nine months ended September 30, 2002	3 customers, 53%, 13% and 11%, respectively

5.    Restructuring Charges

        In October 2002, the Company announced a restructuring plan, which consisted primarily of a 15% reduction in employees. A restructuring charge of $1.8 million was recorded in 2002 to account for severance, medical and other benefits associated with this restructuring. As of December 31, 2002, approximately $1.1 million of severance benefits were accrued. During the three and nine months ended September 30, 2003, the Company made cash payments for severance benefits of approximately

$80,000 and $1.1 million, respectively. As of September 30, 2003, approximately $22,000 of severance benefits was accrued and is expected to be paid to terminated employees over the next quarter.

6.    Contract Cancellation Obligation

        Effective June 30, 2003, the Company canceled its November 2000 agreement with Lonza Biologics plc ("Lonza") for the exclusive use of a cell culture production suite, because the Company determined that with the opening of its own manufacturing plant, it no longer needed access to the Lonza facility. Upon canceling the agreement, the Company became obligated to pay Lonza four equal installments of 4,250,000 British pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, which eliminated the Company's commitment to pay approximately $46.0 million in total monthly fees through August 2006. The value of this obligation on the effective date of June 30, 2003 was approximately $28.0 million and was recorded as a component of manufacturing start-up costs in the Company's statements of operations in the second quarter of 2003. In September 2003, the Company made the first of four installment payments to Lonza. The balance of the obligation as of September 30, 2003 was approximately $21.2 million.

7.    Customer Indemnification

        The Company has certain agreements with customers and collaborators that contain indemnification provisions. In such provisions, the Company typically agrees to indemnify the customer or collaborator against certain types of third-party claims. The Company would accrue for known indemnification issues if a loss were probable and could be reasonably estimated. The Company would also accrue for estimated incurred but unidentified issues based on historical activity. There was no accrual for or expense related to indemnification issues as of September 30, 2003 and 2002 and, in each case, for the three and nine months then ended.

8.    Recent Accounting Pronouncements

        In November 2002, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into after June 30, 2003. The Company adopted EITF Issue No 00-21 on July 1, 2003. The adoption of EITF Issue No. 00-21 did not result in a material change to the Company's existing revenue recognition policy for existing and prospective revenue arrangements. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 (the "Interpretation"), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting interest in the entity. The Company will implement the Interpretation in the quarter ending December 31, 2003. The Company has performed a preliminary analysis of the Interpretation and does not believe that the adoption will result in a material impact on the Company's results of operations or financial position. During the quarter ending December 31, 2003, the Company will complete its evaluation of the implications of the Interpretation with respect to all variable interest entities with which it has involvement.

9.    Subsequent Events

Agreements with AstraZeneca

        In October 2003, Abgenix entered into a collaboration and license agreement with AstraZeneca UK Limited ("AstraZeneca") to provide for the joint discovery and development of therapeutic antibodies against up to 36 oncology targets to be commercialized exclusively worldwide by AstraZeneca. The agreement provides that Abgenix will conduct early stage preclinical research on behalf of AstraZeneca with respect to these targets. Under the agreement, Abgenix also may conduct clinical, process development and manufacturing activities for which AstraZeneca is to compensate Abgenix at competitive market rates. Abgenix may also receive milestone payments at various stages of development and royalties on commercial sales. The collaboration agreement also includes a co-development component under which Abgenix will be able to generate additional antibody product candidates against up to 18 targets that AstraZeneca will have the option to co-develop with Abgenix. The companies will share development costs and responsibilities for any co-development candidates selected by AstraZeneca. During the three-year period of selection of targets for development the Company will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in oncology subject to various exceptions, including among others for generation and development of antigens in accordance with existing collaborations, for antigens that the Company and AstraZeneca decide not to pursue in the collaboration, and for certain process development and manufacturing services.

        In October 2003, in connection with the collaboration agreement, the Company entered into a securities purchase agreement with AstraZeneca. Pursuant to the agreement, the Company issued to AstraZeneca $50.0 million of Series A-1 convertible preferred stock with a seven-year maturity and $50.0 million of Series A-2 convertible preferred stock with a 10-year maturity. The Series A-2 preferred stock, after the 60-day anniversary of the closing date, is redeemable at the option of Abgenix or exchangeable at the option of AstraZeneca for a $50.0 million convertible subordinated note. Subject to various terms and conditions, if a certain milestone event is reached, the Company will have the option to issue to AstraZeneca up to $30.0 million of Series A-3 preferred stock and if a further milestone event is reached, the Company will have the option to issue to AstraZeneca up to $30.0 million of Series A-4 preferred stock. Each of the Series A-3 preferred stock and the Series A-4 preferred stock will have a maturity date that is five years from issuance. Due to the redeemable feature, the Company expects the preferred stock to be classified as a liability on its consolidated balance sheet.

        Subject to certain conditions, the Company can force conversion of each series of preferred stock into shares of common stock at a conversion price equal to the lower of (A) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (B) $30.00 per share. At any time prior to the earlier of (A) the redemption or repurchase of the preferred stock or (B) the relevant maturity date, AstraZeneca may convert each series of preferred stock into shares of common stock at a conversion price of $30.00 per share. When and if issued by the Company, the convertible note will have the same conversion terms as the preferred stock.

        Upon the occurrence of a "Type I Redemption Event," consisting of a change in control of Abgenix after the completion of a defined research period, AstraZeneca has the right to require Abgenix to redeem all outstanding shares of the preferred stock at their liquidation preference. At its option, and subject to certain conditions, Abgenix may deliver shares of its common stock in lieu of cash upon a Type I Redemption Event.

        Upon the occurrence of a "Type II Redemption Event," consisting of either (i) a material breach by Abgenix of a material obligation under the Collaboration Agreement or (ii) an acquisition of

Abgenix by a competitor of AstraZeneca, in each case that occurs during a defined research period and results in AstraZeneca's termination of all research programs and its ability to designate additional antigens, AstraZeneca has the right to require Abgenix to redeem a specified portion of the outstanding shares of Preferred Stock. The amount that AstraZeneca may require Abgenix to redeem will be based upon the extent of completion of the programs for the 36 oncology targets that are the subject of the collaboration. At its option, and subject to certain conditions, Abgenix may deliver shares of its common stock in lieu of cash upon a Type II Redemption Event.

        Each series of preferred stock has a liquidation preference equal to the purchase price paid for the relevant series. The preferred stock will receive dividends or distributions if and when declared on the common stock on an as-converted basis, but shall have no other rights to dividends, except upon an event of default that is a payment default. Upon an event of default that is a payment default, the preferred stock shall receive a quarterly, cumulative cash dividend at a rate equal to the 10-year U.S. treasury rate plus 3% compounded annually.

        At any time prior to maturity, the Company can, upon at least 15 days' notice to the holder, redeem each series of preferred stock for cash in an amount equal to its liquidation preference. Holders of preferred stock will have the right to vote with the common stock on an as-converted basis. In addition, the preferred stock has a class vote on certain matters. The convertible note, when and if issued, will not have any voting rights until it is converted into common stock and will not bear any interest until the occurrence of a default that is a payment default. Upon an event of default that is a payment default, the convertible note will bear interest at a rate equal to the 10-year U.S. treasury rate plus 3% compounded annually.

        The preferred stock will be subordinate and junior to all indebtedness and senior to the Company's common stock. The convertible note, when and if issued, will be senior to the preferred and the common stock and junior to all senior indebtedness and to the Company's 3.5% convertible subordinated notes due in 2007.

Amendment of Joint Development and Commercialization Agreement with Immunex

        In October 2003, the Company entered into an amendment of its joint development and commercialization agreement with Immunex Corporation, a wholly owned subsidiary of Amgen, Inc., for the development and commercialization of Abgenix's proprietary antibody therapeutic product candidate, ABX-EGF. Under the amendment, Immunex has decision-making authority for development and commercialization activities. As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of ABX-EGF. However, Immunex will make available up to $60.0 million in advances that the Company may use to fund its share of development and commercialization costs after it has contributed $20.0 million toward development costs in 2004. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales. However, the Company is not obligated to repay any portion of the loan if ABX-EGF is not commercialized. Under a separate agreement with Immunex, the Company has responsibility for manufacturing clinical supplies for the collaboration, and, for the first five years after, commercial launch, for manufacturing commercial supplies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under the heading "Additional Factors that Might Affect Future Results". In this Quarterly Report on Form 10-Q, references to "Abgenix," "we," "us," and "our" are to Abgenix, Inc. and its subsidiaries.

Overview

        We are a biopharmaceutical company that is focused on the discovery, development and manufacture of antibody therapeutic products for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease, transplant-related diseases, cardiovascular disease and infectious diseases.

        We have proprietary technologies that facilitate rapid generation of highly specific, antibody therapeutic product candidates that contain fully human protein sequences and that bind to disease targets appropriate for antibody therapy. In this Quarterly Report on Form 10-Q we refer to these candidates as fully human antibody therapeutic product candidates. We developed our XenoMouse® technology, a technology using genetically modified mice to generate fully human antibodies. We also own a technology that enables the rapid identification of antibodies with desired function and characteristics, referred to as SLAM™ technology. In our XenoMax™ technology, we use SLAM technology to select and isolate antibodies with particular function and characteristics from antibody-producing cells generated by XenoMouse animals. We believe XenoMax technology enhances our capabilities in product development and flexibility in manufacturing. We have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies involving our XenoMouse and XenoMax technologies. Two of our customers, Pfizer, Inc. and Amgen, Inc., have initiated clinical trials with fully human antibodies generated from XenoMouse animals. In addition, under a joint development and commercialization agreement we are co-developing ABX-EGF, our leading proprietary antibody product candidate, with Immunex Corporation, a wholly-owned subsidiary of Amgen. We intend to build a large and diversified product portfolio by using our XenoMouse and XenoMax technologies to generate antibodies to antigen targets that we source, entering into additional joint development and commercialization agreements with pharmaceutical and biotechnology companies and, in some cases, self funding clinical activities to determine preliminary safety and efficacy and carrying out additional internal product development. We also plan to enter into additional agreements to use our XenoMax technology to assist our licensees and collaborators in isolating antibodies with desired function and characteristics and agreements to provide our licensees and collaborators, as well as other third parties, process sciences and manufacturing services. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

  •
  Oncology Alliance—We have entered into a collaboration and license agreement with AstraZeneca UK Limited in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer. The alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized exclusively worldwide by AstraZeneca. We will conduct early stage pre-clinical research on behalf of AstraZeneca with respect to these targets. For the resulting products, we may receive milestone payments at various stages of development and royalties on future product sales. Under the agreement, we also may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, for which AstraZeneca would compensate us at competitive market rates. The collaboration also involves the selection and development by us of an additional pool of antibodies against up to 18 targets, which the companies may elect to further develop on an equal cost and profit sharing basis. During the three-year period of selection of targets for development we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use directed against antigens in the field of oncology subject to various exceptions, including among others for antigens that are or become subject to existing collaborations, anitgens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services. In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix convertible preferred stock. Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million.

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

  •
  Proprietary Product Development—In 2000, we entered into a joint development and commercialization agreement with Immunex for the co-development of ABX-EGF, a fully human antibody we created. We amended this agreement in October 2003. Under the amended agreement, Immunex will have decision-making authority for development and commercialization activities. As under the original agreement, we are obligated to pay 50% of the development and commercialization costs and are entitled to receive 50% of any profits from sales of ABX-EGF; however, Immunex will make available up to $60.0 million in advances that we may use to fund our share of development and commercialization costs for ABX-EGF after we have contributed $20.0 million toward development costs in 2004. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are not obligated to repay any portion of the loan if ABX-EGF does not reach commercialization. Under a separate agreement, we will manufacture clinical supplies for the collaboration, and, for the first five years after commercial launch, commercial supplies. In 2002, we entered into a joint development and commercialization agreement with SangStat Medical Corporation for ABX-CBL, an in-licensed mouse antibody we developed. In February 2003, we and SangStat announced that because the Phase 2/3 clinical trial for ABX-CBL did not meet its primary endpoint, further development of ABX-CBL would not continue. Under that agreement, SangStat paid us certain license fees and milestone payments, and we and SangStat have shared equally in all development costs.

  •
  Production Services—As of September 30, 2003, we had entered into contracts with two customers to provide process sciences and manufacturing services. One of these contracts is related to an antibody product candidate that we developed with the customer pursuant to an existing antigen sourcing contract. Under these production services contracts we will deliver a variety of process development, cell banking and manufacturing services for selected antibody product candidates. The agreements provide for the customer to pay us certain fees and we will be entitled to royalties on the sale of products subject to these contracts. We also have the right of first offer with regard to production services for additional antibodies developed by one of these customers. We intend to enter into agreements to provide process sciences and manufacturing services to other existing and new customers.

  •
  Technology Out-Licensing—We have licensed our XenoMouse and XenoMax technologies to third parties for the purpose of generating antibody product candidates to one or more specific antigen targets provided by the customer. As of September 30, 2003, we had entered into contracts covering numerous antigen targets with over thirty customers to use our XenoMouse and XenoMax technologies to generate and/or develop the resulting fully human antibodies. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, transplant rejection, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. In some cases in which we license XenoMouse technology, we provide our mice to the customer, which then carries out immunizations with its specific antigen targets. In other cases, we immunize the mice with the customer's antigen targets for additional compensation. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customer. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen target if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We also have the right of first offer with regard to production services for antibodies developed pursuant to certain agreements. We may agree to make equity investments in some of our customers, or they may agree to make equity investments in us, in connection with these licensing arrangements. As of September 30, 2003, we had entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We currently do not intend to license our SLAM technology for use by any other parties. In addition, as of September 30, 2003, we had also entered into an agreement in which we exclusively licensed to one party rights under patent applications and patents held by us to develop and commercialize therapeutic antibodies to parathyroid hormone-related protein, or PTHrp.

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

        As of September 30, 2003, two of our antibody therapeutic product candidates were in ongoing clinical trials.

  •
  ABX-EGF—Generated using XenoMouse technology for development as a treatment for a variety of cancers, ABX-EGF is our leading fully human antibody therapeutic product candidate. We are co-developing this candidate with Immunex under an amended development and commercialization agreement. The status of clinical trials for ABX-EGF is as follows:

  •
  Various cancers—We initiated a Phase 1 clinical trial for ABX-EGF in cancer in July 1999.

  •
  Renal cell cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with renal cell cancer in April 2001.

  •
  Non-small cell lung cancer—Immunex initiated a Phase 2 clinical trial for ABX-EGF in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001.

  •
  Colorectal cancer—Immunex initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001. Immunex initiated a separate Phase 2 clinical trial evaluating the effect of ABX-EGF in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer in January 2002.

  •
  Prostate cancer—We initiated a Phase 2 clinical trial evaluating the effect of ABX-EGF in patients with hormone resistant prostate cancer in January 2002.

  •
  ABX-MA1—Generated using XenoMouse technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We filed an Investigational New Drug Application, or IND, in December 2001 and initiated a Phase 1 clinical trial for ABX-MA1 in metastatic melanoma in February 2002.

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

        We agreed to jointly develop and commercialize ABX-EGF. We may enter into joint development agreements for other product candidates, and such agreements may occur earlier in the product development lifecycle than when we entered into previous joint development agreements. We will expend significant capital to conduct clinical trials or share in the costs of conducting clinical trials, for our proprietary product candidates. We expect that this will substantially increase our operating expenses over the next few years in comparison to prior periods.

        In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are three customer-developed antibodies generated with XenoMouse technology in clinical trials or the subject of an IND as follows:

  •
  Pfizer—We generated a XenoMouse-derived fully human antibody therapeutic product candidate for treating cancer that Pfizer has advanced into clinical trials. In addition, Pfizer has filed an IND to initiate clinical testing of a second XenoMouse-derived fully human antibody therapeutic product candidate in July 2003.

  •
  Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to an undisclosed antigen target that Amgen has advanced into clinical trials.

  Results of Operations

  Three Months and Nine Months Ended September 30, 2003 and 2002

  Contract Revenues.

        Contract revenues totaled $2.0 million and $10.5 million, respectively, in the three and nine months ended September 30, 2003, compared to $2.6 million and $16.1 million, respectively, in the comparable 2002 periods. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict. With our new manufacturing facility and our existing pilot plant, we now offer integrated process sciences and manufacturing services, which we refer to as production services. In future periods we expect to generate revenue from production services and for those revenues to increase over the next few years.

        The primary components of contract revenues for both periods were as follows:

  •
  Technology Licensing

    We recognized a total of $2.0 million and $9.7 million, respectively, in the three and nine months ended September 30, 2003, compared to $2.2 million and $13.2 million, respectively, in the comparable 2002 periods, from licensing our proprietary technologies. Revenues consisted primarily of the following:

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

    •
    Additionally, in the three and nine months ended September 30, 2003 and 2002, we recognized various fees, such as research license and service fees, research milestone payments, option fees and product license fees, under agreements related to the licensing of our XenoMouse and XenoMax technology. We recognized fees primarily from Pfizer and Amgen in the three and nine month periods ended September 30, 2003, and primarily from Pfizer, Amgen and CuraGen in the three and nine month periods ended September 30, 2002. Also included in revenue for the three and nine months ended September 30, 2003 was a product development milestone fee from Pfizer triggered by its filing of an IND related to a XenoMouse-derived fully human antibody therapeutic product candidate.

  •
  Proprietary Product Development

    We recognized approximately $38,000 and $723,000, respectively in the three and nine months ended September 30, 2003, compared to $414,000 and $2.9 million, respectively, in the comparable 2002 periods, pursuant to our joint development and commercialization agreements. In the three and nine months ended September 30, 2003, revenues from the reimbursement of development costs decreased as our collaborator's cost exceeded our cost for the development of ABX-EGF. In addition, we discontinued the ABX-CBL program which resulted in a decrease of revenue from the reimbursement of development costs.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $2.0 million and $8.0 million in the three and nine months ended September 30, 2003, compared to $5.1 million and $15.5 million, respectively, in the comparable 2002 periods. The decrease was due to lower interest rates and lower average cash, marketable securities and cash equivalent balances.

  Research and Development Expenses.

        Research and development expenses were $26.0 million and $67.9 million, respectively, in the three and nine months ended September 30, 2003, compared to $29.6 million and $97.5 million, respectively, in the comparable 2002 periods. We expect these costs to increase significantly in 2004 due to an increase in the activities for the development of ABX-EGF. Management separates research and development expenditures into amounts related to research and amounts related to product development as follows:

  •
  Research Costs

    Research costs include costs associated with research and testing of our product candidates prior to reaching the development stage and costs associated with cell line development. Such costs primarily include the costs of Abgenix personnel, facilities, including depreciation, lab supplies and technology in-licensing. In 2002, a large component also included outside contractors. Research costs were $12.4 million and $41.3 million, respectively, in the three and nine months ended September 30, 2003, as compared to $13.8 million and $49.5 million, respectively, in the comparable 2002 periods. Major components of the changes in research costs in the three and nine months ended September 30, 2003 as compared to the same periods in 2002 were as follows:

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support research activities decreased 26% and 21% in the three and nine months ended September 30, 2003, respectively, from the comparable 2002 periods. The decrease was a result of our restructuring plan implemented in October 2002, which resulted in an approximately 15% reduction in total employees overall. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

    •
    Outside Contractors—Costs for outside contractors to support research activities decreased 92% and 87% in the three and nine months ended September 30, 2003, respectively, from the comparable 2002 periods. The decrease was a result of the reduction of activities performed by outside contractors related to the development of cell lines for our product candidates.

    •
    Technology In-Licensing—In the first quarter of 2003, we decided to discontinue the development of therapeutic antibodies to the complement protein properdin. Accordingly, we recorded an impairment charge of $1.4 million of previously capitalized costs and

      $600,000 of other related costs related to the license to develop and commercialize properdin. We also paid $478,000 for research funding to Gliatech in the first quarter of 2003. In the nine months ended September 30, 2002, we paid a total of $1.6 million to Gliatech for research funding.

    •
    Cost of Facilities—Cost of facilities, including depreciation, increased in the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily due to the increase in depreciation expenses related to newly acquired lab equipment and our enterprise resource planning system that was implemented in the third quarter of 2002.

  •
  Product Development Costs

    Product development costs include costs of preclinical development and conducting clinical trials. Such costs include costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses including depreciation. Product development costs were $13.6 million and $26.6 million, respectively, in the three and nine months ended September 30, 2003 as compared to $15.8 million and $48.0 million, respectively, in the comparable 2002 periods. The decrease in the three and nine months ended September 30, 2003 was primarily related to the decrease in clinical trials being conducted for ABX-IL8. Major components of the changes in product development costs in the three and nine months ended September 30, 2003 as compared to the same periods in 2002 were as follows:

    •
    Clinical Research Fees and Drug Supply Costs—Clinical research fees, including clinical investigator site fees, monitoring costs, and data management costs, and drug supply costs increased 71% in the three months ended September 30, 2003 and decreased 56% in the nine months ended September 30, 2003, as compared to the comparable 2002 periods. The increase in the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to the increased clinical trial activities for ABX-EGF. The decrease in the nine months ended September 30, 2003 was primarily due to the decrease in clinical trials being conducted for ABX-IL8 partially offset by the increased clinical trial activities for ABX-EGF in 2003 as compared to the same period in 2002.

    •
    Co-Development Costs—Co-development costs, which consist of reimbursements to Immunex for our share of ABX-EGF development costs, increased 277% and 290% in the three and nine months ended September 30, 2003, as compared to the comparable 2002 periods. The increase was primarily due to the increased development and clinical trial activities for ABX-EGF performed by Immunex. We expect co-development costs to increase significantly in 2004 due to an increase in activities related to the development of ABX-EGF.

    •
    Costs of Abgenix Personnel—Costs of Abgenix personnel to support clinical activities decreased 59% and 55%, respectively, in the three and nine months ended September 30, 2003, as compared to the comparable 2002 periods. The decrease was a result of our restructuring plan implemented in October 2002, which resulted in an approximate 15% reduction in total employees overall, and the decrease in clinical trials being conducted for ABX-IL8. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.

  Manufacturing Start-Up Costs.

        Manufacturing start-up costs were $10.3 million and $63.1 million, respectively, in the three and nine months ended September 30, 2003. Manufacturing start-up costs include costs associated with our new manufacturing facility, including quality assurance and quality control activities and the costs of outside contractors. The primary component of this cost in the nine months ended September 30, 2003 was a cancellation fee of approximately $28.0 million expensed in June 2003 for the negotiated cancellation of an agreement with an outside contractor, Lonza Biologics plc ("Lonza"). Effective June 30, 2003, we canceled our November 2000 agreement with Lonza for the exclusive use of a cell culture production suite because we determined that with the opening of our own manufacturing facility we no longer needed access to the Lonza facility. Excluding the cancellation fee, manufacturing start-up costs primarily include facility expenses that include depreciation, outside contractor costs, and personnel costs. We began manufacturing antibody therapeutic candidates in portions of the facility in the second quarter of 2003, at which time we began to depreciate the portions of the facility that were placed into service. We expect the facility to be under-utilized for the remainder of the year and 2004 and therefore manufacturing start-up costs will continue for at least the remainder of 2003 and 2004. These costs may decrease as a result of utilization of the facility for the manufacture of ABX-EGF and potentially other product candidates under production services agreements; however, this decrease may be offset by an increase in depreciation.

  Amortization of Identified Intangible Assets.

        Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) that we acquired through our acquisition of Hesed Biomed Inc. in 2001, Abgenix Biopharma Inc. and IntraImmune Therapies, Inc. in 2000, and Japan Tobacco's interest in Xenotech in 1999. Amortization of intangible assets totaled $1.8 million and $5.4 million, respectively, in each of the three and nine month periods ended September 30, 2003 and 2002.

  General and Administrative Expenses.

        General and administrative expenses include compensation, professional services, consulting, facilities, including depreciation, and other expenses related to legal, finance and information systems. General and administrative expenses totaled $7.8 million and $21.2 million, respectively, in the three and nine months ended September 30, 2003, as compared to $8.9 million and $22.9 million, respectively, in the comparable 2002 periods. The decrease in 2003 as compared to 2002 was primarily due to a decrease in consulting related to the implementation of our new information systems in 2002 and in legal costs due to the timing of activities related to securities filings, licensing, financing activities and other contractual matters, partially offset by a charge of $2.1 million due to the sublease of one of our facilities at rates below the original rental rates. Excluding the charge for our sublease, we expect general and administrative costs to approximate the same levels in the fourth quarter of 2003 as they were in each of the first three quarters of 2003.

  Impairment of Investments.

        We purchased an aggregate amount of $80.0 million of common stock of CuraGen and ImmunoGen as strategic investments at various times in 1999 and 2000.

        In 2002, during the first, second and fourth quarters, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary. Accordingly, we recorded impairment charges of $34.7 million, $30.4 million and $2.2 million, in the first, second and fourth quarters of 2002, respectively. The total impairment charge for the year ended December 31, 2002 was $67.3 million. As of September 30, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and the net unrealized holding gains/losses are reported as a component of stockholders' equity. If we deem these investments further impaired at the end of any future period, we may incur an additional impairment charge on these investments.

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

  Interest Expense.

        Interest expense was primarily related to interest and amortization of issuance costs on our convertible debt. In the three months ended September 30, 2003, interest expense increased to $1.7 million, as compared to $1.2 million in the same period in 2002, as a result of a decrease in capitalized interest. Capitalized interest decreased in the third quarter of 2003 compared to the same period in 2002 because we began to depreciate portions of our manufacturing facility in the second quarter of 2003 when we began manufacturing antibody therapeutic candidates in these portions of the facility. In the nine months ended September 30, 2003, interest expense increased to $4.1 million, as compared to $3.7 million in the same period in 2002, because our convertible debt was outstanding for only a portion of the relevant period in 2002. This increase was partially offset by an increase in capitalized interest. The convertible debt was issued in March 2002, accrues interest at an annual rate of 3.5%, and is payable semi-annually. Interest expense related to the convertible debt was capitalized in the amount of $0.4 million and $2.1 million, respectively, in the three and nine months ended September 30, 2003, as compared to $0.8 million and $1.1 million in the same periods in 2002. For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible debt until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

  Foreign Income Tax Expense.

        Foreign income tax expense was recorded reflecting an income tax provision on foreign contract research projects of zero and approximately $84,000, respectively, in the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

        At September 30, 2003, we had cash, cash equivalents and marketable securities of approximately $267.4 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had a fair value of $15.0 million at September 30, 2003.

        Cash Used in Operating Activities.    Net cash used in operating activities was $101.1 million and $98.5 million in the nine months ended September 30, 2003 and 2002, respectively. The major components of the change in cash used in operating activities in the nine months ended September 30, 2003, compared to the same period in 2002, were primarily the following:

  •
  A decrease of $36.3 million in research and development costs, net of depreciation and an impairment charge related to an identified intangible asset, related to the development of new products.

  •
  An increase of $28.3 million in manufacturing costs, net of the Lonza contract cancellation fee of $28.0 million and depreciation, related to the start-up of our new antibody production facility.

  •
  A payment of approximately $7.0 million on the Lonza contract cancellation obligation in September 2003.

  •
  An increase of $7.4 million in customer payments due primarily to the timing of payments received under our contracts offset by a decrease of $7.8 million in cash from interest income due to lower interest rates and lower average cash balances.

  •
  An increase of $13.6 million in vendor payments, which reduced accounts payable.

        Cash Used in Investing Activities.    Net cash used in investing activities was $88.8 million and $8.3 million in the nine months ended September 30, 2003 and 2002, respectively. Cash was provided by and used in investing activities as follows:

  •
  Capital expenditures of $27.6 million and $124.8 million in the nine months ended September 30, 2003 and 2002, respectively. The investments in 2003 and 2002 reflect primarily investment in construction in progress and equipment for our new manufacturing facility. The investments in 2002 also reflect investment in leasehold improvements in our new office facility and process science laboratory and investments in computer hardware and software, including the acquisition of a new enterprise resource planning system.

  •
  Purchases, net of maturities and sales, of marketable securities of $61.2 million during the nine months ended September 30, 2003 and maturities and sales, net of purchases, of marketable securities of $119.5 million during the nine months ended September 30, 2002.

  •
  A payment of $2.8 million to our landlord in the third quarter of 2002, as the final disbursement under a loan agreement entered into in August 2001.

        Cash Provided by Financing Activities.    During the nine months ended September 30, 2003, net cash provided by financing activities was $1.7 million, consisting of proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan. During the nine months ended September 30, 2002, net cash provided by financing activities was $195.8 million, consisting of $194.0 million net proceeds from our issuance of convertible subordinated notes, as described below, and $1.8 million proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan.

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

Over the next three months, we estimate that we will spend approximately $3.1 million on leasehold improvements and equipment for our new manufacturing and our research and development facilities.

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

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of September 30, 2003, two of our proprietary product candidates, ABX-EGF and ABX-MA1, were in various stages of clinical trials. The clinical trials of ABX-EGF and ABX-MA1 are expected to require significant expenditures in the foreseeable future. We have discontinued development of two proprietary product candidates, ABX-IL8 and ABX-CBL. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

        An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We may enter co-development agreements, similar to our agreement with Immunex for ABX-EGF and may enter into additional joint development agreements earlier in the development lifecycle of product candidates than we did in our existing co-development agreements. We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai Pharmaceutical, U3 Pharma AG and Corvas International, Inc. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary, in view of the number of potential product candidates we have in preclinical development. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

        Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. The number, size and type of clinical trials we conduct for a particular product candidate are also affected by the policies of the FDA and European regulatory agencies regarding the availability of possible expedited approval procedures, which we may seek to utilize. These policies may change from time to time. As we conduct clinical trials for a given product candidate, we may decide or the FDA may require us to make changes in our plans and protocols. Such changes may relate to, for example, changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional pre-clinical or clinical testing, which could delay the expected time line for concluding clinical trials. In addition, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

  •
  the cost of establishing our manufacturing capabilities and complying with good manufacturing practice regulations;

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

        History of Net Losses.    We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002 and $143.4 million in the nine months ended September 30, 2003. As of September 30, 2003, our accumulated deficit was $511.7 million. Our losses to date have resulted principally from:

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

Critical Accounting Policies

        The application of several accounting policies that require us to make subjective and complex judgments impacts the financial results that we report. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting policies include revenue recognition, accounting for our equity investments, accounting for goodwill, and accounting for clinical trial supplies.

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

  •
  Research and product license fees are generally recognized only after both the license period has commenced and the technology has been delivered. However, in multiple-element revenue arrangements, if the delivered technology does not have stand alone value or if we do not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to the delivered technology is deferred until the remaining products or services are provided to the customer. Under some of our research and product license arrangements, the period over which we may provide the product or service to the customer may not be contractually defined with an end date. In these circumstances, we must exercise judgment in estimating the period of time over which certain deliverables, such as customer training, will be provided to enable the customer to practice the license.

  •
  Option fees for granting options to obtain product licenses to develop a product are recognized when the option is exercised or when the option period expires, whichever occurs first. However, in multiple-element revenue arrangements, if the option does not have stand alone value or if we do not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to option fees is deferred until the remaining products or services are provided to the customer.

  •
  Fees we receive for research services we perform are generally recognized ratably over the entire period we perform these services. However, in the case of co-development arrangements, fees we receive for research services we provide are recorded as revenue in the period they are rendered.

  •
  Incentive milestone payments are recognized as revenue when the specified milestone is achieved. Incentive milestone payments are triggered either by the results of our research efforts or by events external to Abgenix, such as regulatory approval to market a product. Incentive milestone payments are substantially at risk at the inception of the contract, and the values assigned thereto are commensurate with the type of milestone achieved. We have no future performance obligations related to an incentive milestone that has been achieved.

Accounting for Equity Investments.

        We record gains and losses on equity investments in accordance with SFAS No. 115. Gains and losses that are deemed other than temporary are charged to earnings, and any net unrealized holding gains and losses, to the extent not recognized as an impairment charge, are reported as a component of stockholders' equity.

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

        For a brief period during the first quarter of 2003, our common stock had traded at a price that represented a market capitalization less than our book value. However this condition did not persist for a significant portion of the first quarter of 2003 and as of March 31, 2003 and September 30, 2003, our

common stock was trading at a price that represented a market capitalization higher than our book value. As of September 30, 2003, we determined that the fair value of the reporting unit was higher than its carrying value and an impairment charge was not recognized.

        If we were to determine in a future period that an impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill. Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of September 30, 2003, the carrying value of our goodwill was approximately $34.8 million.

Accounting for Clinical Trial Supplies.

        The costs associated with the manufacture of our antibody therapeutic product candidates for use in clinical trials are capitalized as prepaid expense if management determines that such clinical trial supplies have alternative future uses in clinical trials for multiple indications of a product candidate and are expensed upon the use of the materials, primarily as they are used in clinical trials. We immediately expense previously capitalized costs if the asset is not expected to have an alternative future use, such as use in a clinical trial. As of September 30, 2003, the balance of prepaid clinical trial supplies was $10.1 million and consisted of ABX-EGF. We may incur expenses related to clinical supply writedowns depending on the outcome of ongoing clinical trials.

Contractual Obligations and Commercial Commitments

        As of September 30, 2003, future minimum payments for certain contractual obligations for years subsequent to December 31, 2002 were as follows:

	Total	2003	2004- 2005*	2006- 2007*	2008 and Thereafter*
	(in thousands)
Contractual Obligations
Operating leases	$145,709	$3,202	$26,875	$28,765	$86,867
Convertible debt	200,000	—	—	200,000	—

Total	$345,709	$3,202	$26,875	$228,765	$86,867

*
Amounts represent total of minimum payments for the entire period.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%. We are obligated to pay interest on March 15 and September 15 of each year, beginning on September 15, 2002. We expect to make interest payments on the notes of $7.0 million per year, for years 2003 through 2006, and $1.2 million in 2007, assuming all the notes remain outstanding until their maturity date. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash, cash equivalents and marketable securities to repay the $200.0 million principal amount of our convertible debt. If our balance of cash, cash equivalents and marketable securities at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes.

        Other significant commercial commitments include the following:

  •
  Purchase commitments totaling $2.5 million to contractors related to the purchase of equipment and design and construction of our new manufacturing facility;

  •
  Effective June 30, 2003, we canceled our agreement with Lonza for the exclusive use of a cell culture production suite. Upon canceling the agreement, we became obligated to pay Lonza four equal installments of 4,250,000 British pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, which eliminated our commitment to pay approximately $46.0 million in total monthly fees through August 2006. The value of this obligation on the effective date of June 30, 2003 was approximately $28.0 million. In September 2003, we made the first of four installment payments to Lonza. The balance of the obligation as of September 30, 2003 was approximately $21.2 million;

  •
  An annual maintenance fee of $50,000 for our exclusive worldwide rights to commercialize ABX-CBL. In addition, we commit at least $1.0 million annually to the development of ABX-CBL until ABX-CBL receives regulatory approval as a commercial product in any country and to pay royalties on potential product sales. If we fail to fulfill this commitment, we would lose the CBL license and not be able to continue the development of ABX-CBL. Our obligations under the CBL license agreement are subject to our discretionary right to terminate the agreement. We and our co-developer, SangStat, announced in February 2003 our decision to discontinue further development of ABX-CBL; and

  •
  A commitment to share equally all development and commercialization costs for ABX-EGF pursuant to our development and commercialization agreement with Immunex. As amended in October 2003, that agreement provides that Immunex will have decision-making authority for development and commercialization activities and will make available to us $60.0 million in advances that we may use to fund our share of development and commercialization costs for ABX-EGF after we have contributed $20.0 million toward development costs in 2004. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are not obligated to repay any portion of the loan if ABX-EGF does not reach commercialization.

Recent Accounting Pronouncements

        In November 2002, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into after June 30, 2003. We adopted EITF Issue No. 00-21 in the third quarter of 2003. The adoption of EITF Issue No. 00-21 did not result in a material change to our existing revenue recognition policy for existing and prospective revenue arrangements. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 (the "Interpretation"), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting interest in the entity. We will implement the Interpretation in the quarter ending December 31, 2003. We have performed a preliminary analysis of the Interpretation and do not believe that the adoption will result in a material impact on our results of operations or financial position. During the quarter ending December 31, 2003, we will complete the evaluation of the implications of the Interpretation with respect to all variable interest entities with which we have involvement.

Subsequent Events

Agreements with AstraZeneca

        In October 2003, we entered into a collaboration and license agreement with AstraZeneca to provide for the joint discovery and development of therapeutic antibodies against up to 36 oncology targets to be commercialized exclusively worldwide by AstraZeneca. The agreement provides that we will conduct early stage preclinical research on behalf of AstraZeneca with respect to these targets. Under the agreement, we also may conduct clinical, process development and manufacturing activities for which AstraZeneca is to compensate us at competitive market rates. We may also receive milestone payments at various stages of development and royalties on commercial sales. The collaboration agreement also includes a co-development component under which we will be able to generate additional antibody product candidates against up to 18 targets that AstraZeneca will have the option to co-develop with us. We and AstraZeneca will share development costs and responsibilities for any co-development candidates selected by AstraZeneca. During the three-year period of selection of targets for development we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in oncology subject to various exceptions, including among others for generation and development of antigens in accordance with existing collaborations, for antigens that we and AstraZeneca decide not to pursue in the collaboration, and for certain process development and manufacturing services.

        In October 2003, in connection with the collaboration agreement, we entered into a securities purchase agreement with AstraZeneca. Pursuant to the agreement, we issued to AstraZeneca $50.0 million of Series A-1 convertible preferred stock with a seven-year maturity and $50.0 million of Series A-2 convertible preferred stock with a 10-year maturity. The Series A-2 preferred stock, after the 60-day anniversary of the closing date, is redeemable at our option or exchangeable at the option of AstraZeneca for a $50.0 million convertible subordinated note. Subject to various terms and conditions, if a certain milestone event is reached, we have the option to issue to AstraZeneca up to $30.0 million of Series A-3 preferred stock and if a further milestone event is reached, we will have the option to issue to AstraZeneca up to $30.0 million of Series A-4 preferred stock. Each of the Series A-3 preferred stock and the Series A-4 preferred stock will have a maturity date that is five years from issuance. Due to the redeemable feature, we expect the preferred stock to be classified as a liability on our consolidated balance sheet.

        Subject to certain conditions, we can force conversion of each series of preferred stock into shares of common stock at a conversion price equal to the lower of (A) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (B) $30.00 per share. At any time prior to the earlier of (A) the redemption or repurchase of the preferred stock or (B) the relevant maturity date, AstraZeneca may convert each series of preferred stock into shares of common stock at a conversion price of $30.00 per share. When and if issued by us, the convertible note will have the same conversion terms as the preferred stock.

        Upon the occurrence of a "Type I Redemption Event," consisting of a change in control of Abgenix after the completion of a defined research period, AstraZeneca has the right to require Abgenix to redeem all outstanding shares of the preferred stock at their liquidation preference. At its option, and subject to certain conditions, Abgenix may deliver shares of its common stock in lieu of cash upon a Type I Redemption Event.

        Upon the occurrence of a "Type II Redemption Event," consisting of either (i) a material breach by Abgenix of a material obligation under the Collaboration Agreement or (ii) an acquisition of Abgenix by a competitor of AstraZeneca, in each case that occurs during a defined research period and results in AstraZeneca's termination of all research programs and its ability to designate additional antigens, AstraZeneca has the right to require Abgenix to redeem a specified portion of the outstanding shares of Preferred Stock. The amount that AstraZeneca may require Abgenix to redeem will be based upon the extent of completion of the programs for the 36 oncology targets that are the subject of the collaboration. At its option, and subject to certain conditions, Abgenix may deliver shares of its common stock in lieu of cash upon a Type II Redemption Event.

        Each series of preferred stock has a liquidation preference equal to the purchase price paid for the relevant series. The preferred stock will receive dividends or distributions if and when declared on the common stock on an as-converted basis, but shall have no other rights to dividends, except upon an event of default that is a payment default. Upon an event of default that is a payment default, the preferred stock shall receive a quarterly, cumulative cash dividend at a rate equal to the 10-year U.S. treasury rate plus 3% compounded annually.

        At any time prior to maturity, we can, upon at least 15 days' notice to the holder, redeem each series of preferred stock for cash in an amount equal to its liquidation preference. Holders of preferred stock will have the right to vote with the common stock on an as-converted basis. In addition, the preferred stock has a class vote on certain matters. The convertible note, when and if issued, will not have any voting rights until it is converted into common stock and will not bear any interest until the occurrence of a default that is a payment default. Upon an event of default that is a payment default, the convertible note will bear interest at a rate equal to the 10-year U.S. treasury rate plus 3% compounded annually.

        The preferred stock will be subordinated and junior to all indebtedness and senior to our common stock. The convertible note, when and if issued, will be senior to the preferred and the common stock and junior to all senior indebtedness and to our 3.5% convertible subordinated notes due in 2007.

Amendment of Joint Development and Commercialization Agreement with Immunex

        In October 2003, we entered into an amendment of our joint development and commercialization agreement with Immunex, for the development and commercialization of our proprietary antibody therapeutic product candidate, ABX-EGF. Under the amendment, Immunex has decision-making authority for development and commercialization activities. As under the original agreement, we are obligated to pay 50% of the development and commercialization costs and are entitled to receive 50% of any profits from sales of ABX-EGF. However, Immunex will make available up to $60.0 million in advances that we may use to fund our share of development and commercialization costs for ABX-EGF after we have contributed $20.0 million toward development costs in 2004. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales. However, we are not obligated to repay any portion of the loan if ABX-EGF is not commercialized. Under a separate agreement with Immunex, we have responsibility for manufacturing clinical supplies for the collaboration, and, for the first five years after commercial launch, for manufacturing commercial supplies.

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

        We have incurred net losses in each of the last five years of operation, including net losses of $16.8 million in 1998, $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002 and $143.4 million in the nine months ended September 30, 2003. As of September 30, 2003, our accumulated deficit was $511.7 million. Our losses to date have resulted principally from:

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

        We will continue to expend substantial resources to support research and development and establish and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $128.5 million, $96.2 million and $50.1 million, respectively, on research and development. For the nine months ended September 30, 2003, we spent $67.9 million on research and development. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

  •
  the scope and results of preclinical development and clinical trials;

  •
  the retention of existing and establishment of further co-development, licensing, manufacturing and other agreements, if any;

  •
  continued scientific progress in our research and development programs;

  •
  the size and complexity of these programs;

  •
  the cost of establishing our manufacturing capabilities and complying with good manufacturing practice regulations;

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

        We have a significant amount of convertible debt and debt service obligations and, if one of our series of preferred stock is redeemed for convertible debt, we will incur an additional $50.0 million of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

        We are exposed to equity price risk on our strategic investments in CuraGen, ImmunoGen and MDS Proteomics and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments. In 2002, during the first, second and fourth quarters, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary, primarily because the stock of each company traded below our cost basis for more than six months. Accordingly, we recorded impairment charges of $34.7 million, $30.4 million and $2.2 million, in the first, second and fourth quarters of 2002, respectively. The total impairment charge for the year ended December 31, 2002 was $67.3 million. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares continue to trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. As of September 30, 2003, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders' equity.

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

  •
  the length of time required to enroll suitable patient subjects; and

  •
  the availability of adequate supplies of the product candidate being tested.

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

        Two of our proprietary product candidates, ABX-EGF and ABX-MA1, are in various stages of clinical trials. We have discontinued development of two proprietary product candidates, ABX-CBL and ABX-IL8. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable Food and Drug Administration, or FDA, guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

        Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, we completed analysis of the Phase 2b clinical trials of ABX-IL8 in psoriasis and concluded that the results did not warrant continued development in psoriasis and decided not to proceed with studies in other disease indications. Similarly we completed a preliminary analysis of the results from the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint. Therefore, we and SangStat do not plan any further development of ABX-CBL. Failures of clinical trials of any product candidate could delay the development of other product candidates or hinder our ability to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development charges. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We may rely on third-party manufacturers, and we may have difficulty conducting clinical trials of our product candidates if a manufacturer does not perform in accordance with our expectations.

        To date we have relied on a single contract manufacturer, Lonza, to produce ABX-CBL, ABX-IL8 and ABX-EGF under good manufacturing practice regulations, for use in our clinical trials. In June 2003, we canceled our manufacturing supply agreement with Lonza, pursuant to which we had exclusive access to a cell culture production suite, because we determined that with the opening of our own manufacturing plant, we no longer needed access to the Lonza facility. We have also relied on other contract manufacturers form time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center has produced ABX-MA1 for use in our clinical trials. While portions of our Fremont manufacturing facility are now operational, creating additional capacity, which we control, we cannot assure you that we will be able to qualify this facility for regulatory compliance as expected and we may use Lonza or another third-party manufacturer if necessary in the future.

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

        We are establishing our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction has been completed and portions of the facility are operational. We are also conducting validation of the facility and completed a significant stage of validation in the second and third quarter of 2003. We expect to complete additional significant stages of validation in the fourth quarter of 2003. In October 2003, following an inspection by the State Department of Health Services, we received a Drug Manufacturing License from the State of California. The license permits us to manufacture and ship clinical material from our manufacturing facility. The total cost of the facility, including design fees, permits, validation, construction, leasehold improvements and equipment, will be approximately $148.0 million. Validation of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. In addition, if the commercial launch of one or more of our product candidates proves successful, we will likely need to use one or more third-party facilities to produce these products in sufficient quantities.

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

The successful growth of revenues from our manufacturing services depends to a large extent on our ability to find third parties who agree to use our services and our ability to provide those services successfully.

        Our strategy for enhancing contract revenues depends, to a significant extent on entering into agreements to provide antibody production services to third parties. Potential third parties include our existing collaborators, as well as other pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop this aspect of our business. To date, we have entered into two production services agreements and we cannot assure you that we will be able to enter into additional agreements.

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

  •
  fund research, preclinical development, clinical trials and manufacturing;

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

        Our dependence on licensing, collaboration, manufacturing and other agreements with third parties subjects us to a number of risks. These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. To the extent we agree to work exclusively with one collaborator in a given therapeutic area, our opportunities to collaborate with other entities could be curtailed. We cannot control the amount or timing of resources our collaborators may devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

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

        Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they will also be subject to extensive regulation by foreign governments. Neither the FDA nor any other regulatory agency has approved any of our product candidates for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve requirements for post-marketing studies. As we conduct clinical trials for a given product candidate, we may decide or the FDA may require us to make changes in our plans and protocols. Such changes may relate to, for example, changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional pre-clinical or clinical testing, which could delay the expected time line for concluding clinical trials. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

  •
  adversely affect the successful commercialization of any drugs that we or our customers develop;

  •
  impose costly procedures on us or our customers;

  •
  diminish any competitive advantages that we or our customers may attain; and

  •
  adversely affect our receipt of revenues or royalties.

        Our product candidates may not be approved or may be approved with limitations or for indications that differ from those we initially target. If approved, certain material changes affecting a product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may withdraw any required approvals after we obtain them. We may not maintain compliance with other regulatory requirements. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third-party manufacturers may be subject to sanctions, including:

  •
  delays;

  •
  warning letters;

  •
  fines;

  •
  clinical holds;

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

        We and our third-party manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and the facilities must pass an inspection by the FDA before we can use them in commercial manufacturing of any product. Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the State of California Department of Health Services. In October 2003, following an inspection, we received a Drug Manufacturing License from the State of California. The license, which must be renewed annually, permits us to manufacture and ship clinical material. We or our third-party manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other regulatory requirements. The failure of us or our third-party manufacturers to comply with these requirements would materially harm our business, financial condition and results of operations.

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

        Genentech, Johnson & Johnson, Glaxo, Transkaryotic Therapies, Inc. and the Trustees of the Columbia University in the City of New York each owns or controls a U.S. patent that relates to recombinant cell lines or methods of generating recombinant cell lines for the production of antibodies. If we were to use a production system covered by any of these patents, we may then need to obtain a license should one be available. Under these circumstances, our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products in any territories in which these patent claims were in force.

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

        Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. ImClone, in collaborations with Bristol-Meyers Squib Company and Merck KgAa; AstraZeneca, plc; Glaxo; and a collaboration of OSI Pharmaceuticals, Inc., Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with ABX-EGF, which is also in clinical trials. AstraZeneca has received approval for Iressa, a small molecule product candidate that may compete with ABX-EGF, in the United States, Japan and Australia for the treatment of advanced non-small cell lung cancer. ImClone and Bristol-Myers Squibb recently announced that the FDA has accepted ImClone's application for approval to market Erbitux, ImClone's antibody product candidate, for the treatment of metastatic colorectal cancer. Furthermore, we are also aware that Merck KgAa has submitted applications for the authorization to market Erbitux for the treatment of metastatic colorectal cancer in the European Union and Switzerland.

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

        For us to pursue product development, marketing and commercialization plans, we may need to hire additional qualified scientific personnel. We may also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing, law and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.

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

        In June 1999, our board of directors adopted a stockholder rights plan, which we amended and restated in November 1999 and May 2002, and amended in October 2003. The stockholder rights plan and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws allow us to:

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

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between September 30, 2002 and September 30, 2003, our common stock closed as high as $16.58 per share and as low as $4.58 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

  •
  announcements of that we have entered into new collaboration, licensing or similar arrangements with new collaborators, or amendments of the terms of our existing collaborations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of September 30, 2003, we had $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock. A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $4.3 million and $6.3 million at September 30, 2003 and December 31, 2002, respectively.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen, ImmunoGen and MDS Proteomics. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $15.0 million and $13.0 million as of September 30, 2003 and

December 31, 2002, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.5 million and $1.3 million from the fair value of those investments at September 30, 2003 and December 31, 2002, respectively. Additional price declines could cause us to record additional impairment charges in future periods.

        An adverse movement of equity market prices generally would also have an impact on the valuation of our strategic investment in MDS Proteomics, a privately held company. Such a movement and the related underlying economic conditions would negatively impact the prospects of any company we invest in, its ability to raise capital and the likelihood of our being able to realize our investment through liquidity events such as a public offering, merger or private sale. In 2002, we incurred a $7.1 million charge related to a write-down of our investment in MDS Proteomics, and we may incur future write-downs of these securities. At September 30, 2003, our strategic investment in MDS Proteomics had a carrying amount of $7.9 million.

        Foreign Currency Risk.    A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the British pound. As of September 30, 2003, we had a contract cancellation obligation to Lonza of approximately $21.2 million, which is payable in British pounds. A hypothetical 10% adverse change in exchange rates would result in an increase in the U.S. dollar value of this obligation of approximately $2.1 million at September 30, 2003.

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

ITEM 4. Submission of Matters to Vote of Security Holders

        Not applicable.

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2	(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.7		Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock of Abgenix, Inc.
4.8		Certificate of Designations, Preferences and Rights of Series A-2 Convertible Preferred Stock of Abgenix, Inc.
4.9	(3)	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreements, between Abgenix, Inc. and Mellon Investor Services LLC, dated October 29, 2003.
10.85		Sublease, dated as of July 31, 2003, by and between Protein Design Labs, Inc. and Abgenix, Inc.
31.1		Certification of Raymond M. Withy, Ph.D. Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Kurt Leutzinger Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Raymond M. Withy, Ph.D. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Kurt Leutzinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the same exhibit filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)
Incorporated by reference to the same exhibit filed with Abgenix's Annual Report on Form 10-K for the year ended December 31, 2001.

(3)
Incorporated by reference to the same exhibit filed with Abgenix's Amendment No. 3 to its Registration Statement on Form 8-A (File No. 000-24207).

(b)
Reports on Form 8-K

        We filed a Form 8-K on July 22, 2003, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" a press release we issued on that date to report our financial results for the quarter ended June 30, 2003.

        We filed a Form 8-K on October 16, 2003, furnishing under "Item 5. Other Events" a press release we issued on that date to announce that we had entered into a Collaboration and License Agreement and a Securities Purchase Agreement with AstraZeneca UK Limited.

        We filed a Form 8-K on October 21, 2003, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" a press release we issued on that date to report our financial results for the quarter ended September 30, 2003.

        We filed a Form 8-K on October 29, 2003, furnishing under "Item 5. Other Events" a press release we issued on that date to announce the consummation of the Collaboration and License Agreement with AstraZeneca and the issuance of convertible preferred stock pursuant to the Securities Purchase Agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

ABGENIX, INC. (Registrant)
/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
/s/ KURT LEUTZINGER Kurt Leutzinger Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 (unaudited)
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