Form 10-Q
period 2004-03-31
ABGENIX INC
filed 2004-05-10
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 ..

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

As of April 30, 2004 there were 88,721,364 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$16,389	$19,141
Marketable securities	290,613	328,622
Interest receivable	2,133	3,096
Accounts receivable, net	505	2,174
Inventories	1,796	—
Prepaid expenses and other current assets	11,072	12,546
Total current assets	322,508	365,579
Property and equipment, net	241,383	246,277
Long-term investments	19,529	20,695
Goodwill	34,780	34,780
Identified intangible assets, net	81,925	83,716
Deposits and other assets	28,864	29,146
	$728,989	$780,193

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,143	$11,584
Deferred revenue	10,326	10,919
Accrued liabilities	16,525	13,974
Contract cancellation obligation	15,640	22,749
Accrued interest payable	311	2,061
Total current liabilities	51,945	61,287
Deferred rent	6,547	6,153
Convertible subordinated notes	249,870	200,000
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized
Series A-1 50,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively; liquidation preference $50,000,000 at March 31, 2004 and December 31, 2003, respectively	49,869	49,869
Series A-2 50,000 shares issued and outstanding at December 31, 2003; liquidation preference $50,000,000 at December 31, 2003; no shares outstanding at March 31, 2004	—	49,868
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 88,366,871 and 88,262,457 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	969,335	968,922
Accumulated other comprehensive income	7,756	8,861
Accumulated deficit	(606,342)	(564,776)
Total stockholders’ equity	370,758	413,016
	$728,989	$780,193

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Contract revenue	$2,890	$6,156
Operating expenses:
Research and development	28,457	21,187
Manufacturing start-up costs	7,346	11,583
Amortization of identified intangible assets, related to research and development	1,792	1,815
General and administrative	6,888	6,850
Total operating expenses	44,483	41,435
Loss from operations	(41,593)	(35,279)
Other income (expense):
Interest and other income	1,670	3,195
Interest expense	(1,643)	(996)
Total other income (expense)	27	2,199
Loss before income tax expense	(41,566)	(33,080)
Foreign income tax expense	—	84
Net loss	$(41,566)	$(33,164)

Basic and diluted net loss per share	$(0.47)	$(0.38)

Shares used in computing basic and diluted net loss per share	88,307	87,706

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(41,566)	$(33,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,799	5,899
Amortization of identified intangible assets	1,791	1,815
Impairment of identified intangible asset	—	1,443
Amortization of debt issuance cost	309	296
Changes for certain assets and liabilities:
Interest receivable	963	183
Accounts receivable	1,669	1,201
Inventories	(1,796)	—
Prepaid expenses and other current assets	1,474	(2,888)
Deposits and other assets	(15)	934
Accounts payable	(2,441)	(9,421)
Deferred revenue	(593)	2,424
Accrued liabilities	2,627	(1,329)
Contract cancellation obligation	(7,109)	—
Accrued interest payable	(1,750)	(1,750)
Deferred rent	394	527
Net cash used in operating activities	(38,244)	(33,830)

Investing activities
Purchases of marketable securities	(65,810)	(18,986)
Maturities of marketable securities	18,427	16,183
Sales of marketable securities	85,442	27,787
Purchases of property and equipment	(2,980)	(16,400)
Net cash provided by investing activities	35,079	8,584

Financing activities
Net proceeds from issuances of common stock	413	317
Net cash provided by financing activities	413	317
Net decrease in cash and cash equivalents	(2,752)	(24,929)
Cash and cash equivalents at beginning of period	19,141	207,974
Cash and cash equivalents at end of period	$16,389	$183,045

See accompanying notes

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, and accompanying notes included in the Company’s annual report as filed on Form 10-K with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year or for any other future period.

Foreign Exchange – Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency.  The aggregate exchange gain/loss included in determining net loss was a $0.7 million exchange loss in the three months ended March 31, 2004 and a $0.04 million exchange gain in the three months ended March 31, 2003.

Consolidation - In January 2003, the FASB issued Interpretation No. 46 (the “Interpretation”), Consolidation of Variable Interest Entities.  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The interpretation was effective immediately for variable interests created after January 31, 2003.  The Company adopted the remaining provision of the Interpretation, pertaining to variable interests existing prior to January 31, 2003, in the quarter ending March 31, 2004.  The adoption of the Interpretation did not have a material impact on the results of operations and the financial position of the Company.  Significant intercompany accounts and transactions have been eliminated.

Stock-Based Compensation - The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards (SFAS 123), as amended by SFAS 148, the estimated fair value of options is amortized to expense straight-line over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)

Net loss	$(41,566)	$(33,164)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(12,355)	(15,921)
Pro forma net loss as if the fair value based method had been applied to all awards	$(53,921)	$(49,085)

Basic and diluted net loss per share as reported	$(0.47)	$(0.38)

Pro forma basic and diluted loss per share	$(0.61)	$(0.56)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.07%	3.07%
Dividend yield	0.00%	0.00%
Volatility factors of the expected market price of our Common Stock	0.90	1.06
Weighted-average expected life of option (years)	5.55	5.52

These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 1 to 5 years, were used. The value has been recorded in the financial statements.

Net Loss Per Share - Basic net loss per share is calculated based on the weighted-average number of shares outstanding during the period. The impact of common stock options, warrants and shares issuable upon the conversion of convertible subordinated notes, and the redeemable convertible preferred stock was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

Reclassifications - Certain prior period balances have been reclassified to conform to the current period presentation.

2.                                      Comprehensive Income (Loss)

Other comprehensive income/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Net loss	$(41,566)	$(33,164)
Other comprehensive income (loss):
Unrealized holding losses arising during period	(1,105)	(2,750)

Comprehensive loss	$(42,671)	$(35,914)

3.                                      Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended March 31, 2004	4 customers, 42%, 16%, 15% and 12%, respectively
Three months ended March 31, 2003	3 customers, 49%, 12% and 10%, respectively

4.                                      Convertible Subordinated Note

In October 2003, in connection with a collaboration agreement, the Company entered into a securities purchase agreement with AstraZeneca. Pursuant to the agreement, the Company issued to AstraZeneca $50.0 million of Series A-1 convertible preferred stock and $50.0 million of Series A-2 convertible preferred stock.  The net proceeds from the securities were $99.7 million.  Pursuant to its terms, the Series A-2 preferred stock was redeemed at the option of AstraZeneca on February 19, 2004 and the Company issued AstraZeneca a convertible subordinated note with a principal amount of $50.0 million, which matures on October 29, 2013.  No interest is payable on the note except in the event of a payment default by the Company.

Conversion rights

The Company, subject to certain conditions, can convert the convertible subordinated note into shares of common stock at a conversion price equal to the lower of (a) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (b) $30.00 per share.

AstraZeneca may convert the convertible subordinated note into shares of common stock at a conversion price of $30.00 per share, at any time prior to the repayment of the principal amount of the note.

Redemption rights and maturity

The convertible subordinated note matures on October 29, 2013, if still outstanding.  The Company can, upon 15 days notice to the holder repay the principal amount of the convertible subordinated note in cash.

AstraZeneca has the right to require Abgenix to repay the convertible subordinated note at its face amount, upon the occurrence of a change in control of Abgenix after the completion of a defined research period.  At its option, and subject to certain conditions, Abgenix may deliver shares of its common stock in lieu of cash upon such an event.

AstraZeneca has the right to require Abgenix to repay a specified portion of the convertible subordinated note upon the occurrence of (a) a material breach by Abgenix of a material obligation under the Collaboration Agreement between the Company and AstraZeneca or (b) a change in control of Abgenix or an acquisition by Abgenix in which the other party to the change in control or acquisition, as the case may be, is a competitor of AstraZeneca, in each case that occurs during a defined research period and results in AstraZeneca’s termination of all research programs and future programs under the collaboration agreement. The amount that AstraZeneca may require Abgenix to redeem will be based upon the extent of completion of the research programs that are the subject of the collaboration between the Company and AstraZeneca.  At its option, and subject to certain conditions, Abgenix may deliver shares of its common stock in lieu of cash upon such events.

Upon the occurrence of certain events of default, (1) the holders of the convertible subordinated note shall have the right to make the entire outstanding principal amount of the note due and payable and (2) if the event of default is a payment default, quarterly interest payments shall begin to accrue on the convertible subordinated note at a default rate equal to the 10-year U.S. treasury rate plus three percent (3%) compounded annually.  Events of default for purposes of this provision include, but are not limited to, the following (i) a failure to make a required payment, or a breach by the Company of any of the Company’s other obligations under, the Series A-1 preferred stock, the convertible subordinated note or any subordinated promissory note that may be issued by the Company in the circumstances described below under “Aggregate ownership limitation”; (ii) a breach of the Company of specified obligations under the securities purchase agreement with AstraZeneca; (iii) the securities purchase agreement, or any other agreement or instrument contemplated by the securities purchase agreement, is asserted by the Company not to be a legal, valid and binding instrument; (iv) certain bankruptcy and insolvency events involving the Company; and (v) a cross-acceleration of $25 million or more of other indebtedness of the Company.

Liquidation and Voting rights

The convertible subordinated note has an aggregate principal amount of $50 million.  The convertible note does not have any voting rights unless it is converted into common stock and will not bear any interest unless there is an occurrence of a default that is a payment default.  Upon an event of default that is a payment default, the convertible note will bear interest at a rate equal to the 10-year U.S. treasury rate plus 3% compounded annually.

The convertible subordinated note is senior to the preferred stock and the common stock and is junior to all senior indebtedness and to the Company’s 3.5% convertible subordinated notes due in 2007.

Aggregate ownership limitation

At no time may any holder of the convertible subordinated note beneficially own, following the conversion of the convertible subordinated note, more than 19.9% of the Company’s common stock then outstanding.  If any shares of common stock are issuable to a holder upon conversion of the convertible subordinated note that would result in any holder (together with its affiliates) owning common stock in excess of the ownership threshold described above, then the Company will be required to redeem the shares in excess of the ownership threshold for a price equal to (1) the number of such excess shares times (2) the average market price of the common stock for the 30 consecutive days ending on the 15th trading day prior to the conversion date (such price, the “Excess Shares Redemption Price”).  Upon such a redemption of the shares issuable upon conversion of the convertible subordinated note, the Company will have the right, upon delivery of notice to the holder, to receive a loan from the holder in the form of interest-free subordinated promissory note.  The face amount of the promissory note shall be the Excess Shares Redemption Price.

5.                                      Inventories

Inventories consist of materials related to a production service contract with a collaborator.  Inventory cost is computed on a weighted-average cost basis.  Inventories at period end were as follows:

	March 31, 2004	December 31, 2003
	(in thousands)

Raw material	$38	$—
Work in process	78	—
Finished goods	1,680	—
	$1,796	$—

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our company.

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

We are co-developing our most advanced proprietary product candidate, panitumumab (formerly known as ABX-EGF), with Immunex.  Panitumumab is in pivotal trials, and we have two product candidates in early stage clinical trials.  In addition, we have entered into a variety of contractual arrangements with pharmaceutical, biotechnology and genomics companies involving our technologies. We use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

We intend to enter into co-development agreements in addition to our agreement for panitumumab.  We generally expect to self-fund preclinical and clinical activities to determine preliminary safety and efficacy before entering into joint development and commercialization agreements.  In some cases we may conduct product development entirely on our own.  We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai Pharmaceuticals Co., Ltd., U3 Pharma AG and Dendreon Corporation, and through a broad collaboration in oncology with AstraZeneca UK Limited.  Our strategy is designed to diversify the risks associated with our research and development spending and to continue to focus our activities on product development and commercialization.

Under our collaboration with AstraZeneca, we are obligated to provide preclinical and clinical research support for the development of up to 36 product candidates by AstraZeneca and have an opportunity to co-develop products with AstraZeneca.

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

We have incurred and expect to continue to incur substantial expenses in connection with our product development activities, both under contractual arrangements with third parties and related to our independent research and development efforts.  Regulatory and business factors will require us to expend substantial funds in the course of completing required additional research, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources.

We have incurred net losses since we were organized as an independent company, including a net loss of $ 41.6 million for the three months ended March 31, 2004.  We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets.   We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

As of March 31, 2004, we had cash, cash equivalents and marketable securities of $307.0 million.   The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent.  We plan to continue to make significant expenditures to establish, staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials.  We expect that these activities will substantially increase our operating expenses over the next few years in comparison to prior periods.

Summary of Contractual Arrangements

We have entered into a variety of contractual arrangements covering numerous antigens with more than thirty customers to use our XenoMouse and XenoMax technologies to generate and/or develop the resulting fully human antibodies.  Pursuant to our XenoMouse contracts, we and our customers intend to generate antibodies for development as product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, growth factor modulation, neurological diseases, metabolic diseases and infectious diseases.  We have also entered into contracts with two customers to provide process sciences and manufacturing services.  We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technologies. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

•                                          Proprietary Product Development—In 2000, we entered into a joint development and commercialization agreement with Immunex for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody we created.  We amended this agreement in October 2003.  Under the amended agreement, Immunex has decision-making authority for development and commercialization activities.  As under the original agreement, we are obligated to pay 50% of the development and commercialization costs and are entitled to receive 50% of any profits from sales of panitumumab.  Under the amended agreement, Immunex is required to make available up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab after we have contributed $20.0 million toward development costs in 2004.  As of March 31, 2004, we had not received any advances from Immunex, but we expect to take advantage of this credit facility when it becomes available to us.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are not obligated to repay any portion of the advances if panitumumab does not reach commercialization. Under a separate agreement with Immunex, we will manufacture clinical supplies for the collaboration and, for the first five years after commercial launch, commercial supplies with Immunex’s support and assistance.  The costs of manufacturing clinical and commercial supplies will also be shared.  We have entered into co-development and commercialization arrangements for the development of proprietary products that are in various early stages with other collaborators, including Microscience Limited, Sosei Co., Ltd., Dendreon and Chugai.  Development activities under these agreements are in various early stages.

•                                          Oncology Alliance – We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer.  This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized exclusively worldwide by AstraZeneca.  We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets.  For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales.  AstraZeneca may make milestone payments to us of up to $51 million per candidate drug that is developed under the agreement, and for any drug we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million.  Under the agreement, we also may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, for which the agreement provides that AstraZeneca will compensate us at competitive market rates.  The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further develop on an equal cost and profit sharing basis.  During the three-year period of selection of targets for development we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use directed against antigens in the field of oncology, subject to various exceptions, including among others for antigens that are or become subject to existing collaborations, antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services.  In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix securities.  Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million in our convertible preferred stock.

•                                          Antigen Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody therapeutic product candidates. Typically, pursuant to these contracts we generate fully human antibodies to the antigens provided or identified by our collaborators. The contracts typically contain provisions that allow either us or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to make equity investments in collaborators for strategic reasons. For example, we have made equity investments in CuraGen Corporation and MDS Proteomics Inc. in connection with our collaborations with those entities.

•                                          Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigens provided by the customer.  Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases.  In some cases in which we license XenoMouse technology, we provide our mice to the customer, which then carries out immunizations with its specific antigens. In other cases, we immunize the mice with the customer’s antigens for additional compensation.  We may also use our XenoMax technology on the customer’s behalf.  The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer.  We also have the right of first offer with regard to production services for antibodies developed pursuant to certain of these agreements.  We may also agree to make equity investments in some of our customers, or they may agree to make equity investments in us, in connection with these licensing arrangements. As of March 31, 2004, we had entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery.  We currently do not intend to license our SLAM technology for use by any other parties.  We have also entered into an agreement in which we exclusively licensed to one party rights under patent applications and patents held by us to develop and commercialize therapeutic antibodies to parathyroid hormone-related protein.

•                                          Production Services Contracts—We have entered into contracts with two customers under which we are currently providing process sciences and manufacturing services.  One of these contracts is related to an antibody product candidate that we developed with the customer pursuant to an existing antigen sourcing contract.  The other relates to an antibody the customer developed under a XenoMouse license agreement.  Under these production services contracts we are delivering a variety of process development, cell banking and manufacturing services for selected antibody product candidates. The agreements provide for the customer to pay us certain fees for production services.  Under one of these agreements we will be entitled to royalties on the sale of products subject to the agreement.  We also have the right of first offer with regard to production services for additional antibodies developed by one of these customers.  We intend to enter into agreements to provide process sciences and manufacturing services to other existing and new customers to absorb production services capacity we are not using for our proprietary product candidates.

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

Summary of Product Development

As of March 31, 2004, three of our antibody therapeutic product candidates were in ongoing clinical trials.

•                  Panitumumab (ABX-EGF).  Our leading proprietary antibody therapeutic product candidate is panitumumab.  Generated using our technology, panitumumab is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers. We are co-developing this candidate with Immunex under a development and commercialization agreement.  The status of clinical trials of panitumumab is as follows:

•                  Various cancers—We initiated a Phase 1 clinical trial for panitumumab in cancer in July 1999.  In 2003, we expanded enrollment to investigate additional dose levels.  Enrollment is closed and treatment is ongoing.

•                  Renal cell cancer—We initiated a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with renal cell cancer in April 2001 and enrollment is ongoing.

•                  Non-small cell lung cancer— Immunex initiated a Phase 2 clinical trial for panitumumab in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001.  Enrollment is closed and treatment is ongoing.

•                  Colorectal cancer— Immunex initiated a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001.  Enrollment is closed and treatment is ongoing. Immunex initiated a separate Phase 2 clinical trial evaluating the effect of panitumumab in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer, in January 2002, in which enrollment is ongoing.

In January 2004 Immunex initiated a pivotal study of panitumumab as a third-line monotherapy in patients with colorectal cancer.  The trial initiation followed the receipt of a Special Protocol Assessment letter from the U.S. Food and Drug Administration, or FDA, endorsing the design of the trial to support a regulatory submission for potential accelerated approval.  At the same time Immunex initiated a second pivotal study outside the United States in support of a global registration program.

•                  Prostate cancer—We initiated a Phase 2 clinical trial evaluating the effect of panitumumab in patients with hormone resistant prostate cancer in January 2002, in which treatment is ongoing.  Based on a preliminary analysis, we have recently closed enrollment in this trial.  The preliminary findings do not meet our planned threshold to support pursuing the drug as a monotherapy in this indication.

•                  ABX-MA1.  Generated using our technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers.  We filed an investigational new drug application, or IND, in December 2001 and initiated a Phase 1 clinical trial evaluating the effect of ABX-MA1 in patients with metastatic melanoma in February 2002.  Enrollment is closed and treatment is ongoing.

•                  ABX-PTH.  Generated using our technology, ABX-PTH is a fully human antibody therapeutic product candidate for the treatment of a secondary hyperparathyroidism.  We filed an IND in December 2003 and initiated a Phase 1 clinical trial evaluating the effect of ABX-PTH in patients with secondary hyperparathyroidism in February 2004.  Enrollment is ongoing.

“Phase 1” indicates safety and pharmacokinetics testing in a limited patient population. “Phase 2” indicates safety, dosing and efficacy testing in a limited patient population. “Phase 3” indicates efficacy and safety testing in a larger patient population.  A “pivotal study” is designed to meet registration requirements.  Phase 3 studies designed for registration purposes are considered pivotal studies.  Certain Phase 2 studies can be pivotal studies.

We have entered into a broad collaboration with AstraZeneca for the development of antibody therapeutics for the treatment of oncology pursuant to which we have an opportunity to co-develop products with AstraZeneca, as well as provide preclinical and clinical research support for the development of product candidates by AstraZeneca.  In addition, we have entered into co-development agreements for the joint development of antibody product candidates with a variety of companies including Chugai and Sosei.  We intend to enter into additional joint development agreements for other product candidates.  We will expend significant capital to conduct clinical trials or share in the costs of conducting clinical trials for our proprietary product candidates. We expect that this will substantially increase our operating expenses over the next few years in comparison to prior periods.

In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are four customer-developed antibodies generated with XenoMouse technology in clinical trials or the subject of an IND as follows:

•                                          Pfizer Inc.—We generated two XenoMouse-derived fully human antibody therapeutic product candidates that Pfizer has advanced into clinical trials.  In addition, Pfizer filed an IND to initiate clinical testing of a third XenoMouse-derived fully human antibody therapeutic product candidate in January 2004.

•                                          Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to an undisclosed antigen that Amgen has advanced into clinical trials as a potential treatment for bone loss.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Contract Revenues.

Contract revenues totaled $2.9 million and $6.2 million, respectively, in the three months ended March 31, 2004 and 2003. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict.

The primary components of contract revenues for both periods were as follows:

•                  Technology Licensing

We recognized a total of $2.5 million and $5.5 million in the three months ended March 31, 2004 and 2003, respectively, from licensing our proprietary technologies. Revenues consisted primarily of the following:

•                  Pfizer – In the three months ended March 31, 2004, we recognized $1.2 million under a technology license agreement with Pfizer, consisting of a milestone for the filing of an IND, product license fees and research license and service fees.  In the three months ended March 31, 2003, we recognized $0.8 million, which consisted of milestone and product license revenue.

•                  Chugai – In the three months ended March 31, 2003, we recognized $3.0 million under an agreement with Chugai in which we exclusively licensed to Chugai rights to methods of treatment of certain diseases with an antibody.

•                  Additionally, in the three months ended March 31, 2004 and 2003, we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments and option fees, under technology license agreements.  We recognized fees from several collaborators, but primarily from PSMA Development Company, LLC and Amgen in the three months ended March 31, 2004, and primarily from CuraGen, Abbott Laboratories and Amgen in the three months ended March 31, 2003.

•                  Proprietary Product Development

We recognized zero and approximately $621,000, respectively in the three months ended March 31, 2004 and 2003, respectively, pursuant to our joint development and commercialization agreements.  In the three months ended March 31, 2003, the revenues consisted of reimbursement of development costs from the development of ABX-CBL.  Revenue decreased in the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to the discontinuation of the ABX-CBL program in 2003.  We expect revenues pursuant to our joint development and commercialization agreements to be less in 2004 as compared to 2003 as we expect our collaborator’s costs for the panitumumab development program to exceed our costs and because of the discontinuance of the ABX-CBL development program.

•                  Production Services

We recognized a total of $432,000 in revenues during the three months ended March 31, 2004 for production services.  These revenues consisted primarily of process sciences services and were generated from our manufacturing contract with CuraGen.  In the first quarter of 2003 we did not recognize any revenues from production services.

Research and Development Expenses.

Research and development expenses were $28.5 million and $21.2 million, respectively, in the three months ended March 31, 2004 and 2003. The major components of research and development expenses were as follows:

Research and Development:

	March 31,
	2004	2003
	(in thousands)
Product development	$19,111	$9,680
Research	8,556	8,643
In-licensing	790	2,864
Total research and development costs	$28,457	$21,187

Product development costs include costs of preclinical development, cell line development and conducting clinical trials.  Additionally, product development includes costs related to cell line development activities we perform under our production services contracts.  The primary components of product development include the costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation.  In the three months ended March 31, 2004, our product development costs increased in comparison to the same period in 2003, primarily due to a significant increase in the development costs for the panitumumab program.  To a lesser extent the increase was due to costs related to new product candidates including development costs under our production services agreements.  Offsetting some of the increase in product development costs were decreases in development costs, primarily for ABX-CBL and ABX-IL8, for which we have discontinued development, and ABX-PTH due to the timing of certain development costs.  Product development costs can vary from period to period significantly depending on the development activities in the period.  Overall, we expect costs associated with product development in 2004 to be higher than 2003 as we and our co-developer Immunex initiate new trials and add patients to our existing panitumumab clinical trials.

Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities.  Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies.  The primary components of research costs include the costs of Abgenix personnel, facilities, including depreciation, and lab supplies.  Our research costs in the three months ended March 31, 2004 were comparable to those incurred in the same period of 2003 and resulted from the activities related to new target validation, including preclinical evaluation of several targets related to collaborations such as our collaboration with AstraZeneca, and bioinformatics activities.

In-licensing costs include costs to acquire licenses to develop and commercialize various technologies and molecules.  In the three months ended March 31, 2004, the in-licensing costs decreased significantly as compared to the same period in 2003.  The largest component of this cost in the three months ended March 31, 2003 was related to licenses and research funding for the development of therapeutic antibodies to the complement protein properdin, which we licensed from Gliatech Inc.  In the first quarter of 2003, we decided to discontinue the development of properdin and as a result we recorded an impairment charge of $1.4 million for previously capitalized costs and $600,000 of other related costs related to the license to develop and commercialize properdin.

Major components of research and development costs for the three months ended March 31, 2004 and 2003 were as follows:

•                  Costs of Abgenix Personnel — Costs of Abgenix personnel to support research and development activities increased 19% in the three months ended March 31, 2004 as compared to the same period in 2003.  Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.  The increase was primarily due to increased personnel costs for process sciences and preclinical research; and increased use of our manufacturing facility for development activities, including process validation for the manufacture of our conformance lots.

•                  Consulting and Outside Contractors — Costs of consulting and outside contractors to support research and development activities decreased 15% in the three months ended March 31, 2004 as compared to the same period in 2003.  The decrease was primarily due to a reduction of activities performed by outside contractors related to toxicology studies.

•                  Clinical Research Fees – Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, increased 74% in the three months ended March 31, 2004 as compared to the same period in 2003.  The increase was primarily the result of increased clinical trial activities for panitumumab and ABX-PTH.

•                  Drug Supply Costs – Drug supply costs increased 169% in the three months ended March 31, 2004 as compared to the same period in 2003.  The increase was primarily due to clinical drug supply costs for panitumumab.

•                  Co-development costs – Co-development costs, which primarily consist of reimbursement to Immunex for our share of panitumumab development costs, increased significantly in the three months ended March 31, 2004 compared to the same period in 2003.  The increase was primarily related to cost sharing for activities performed by Immunex associated with the co-development of panitumumab.  The increase was also due to our increased activities for clinical trials related to the development of panitumumab.

•                  Facility and Other Overhead Related Costs – These costs consist of depreciation, rent and other facility related costs and increased 109%.  The increase was primarily related to increased use of our manufacturing facility for development activities, including process validation activities related to the manufacture of panitumumab conformance lots.

The clinical trial status of product candidates included in product development costs is as follows as of March 31 for each of the years indicated:

Proprietary Product		Clinical Trial Status as of March 31,
Candidate	Indication	2004	2003

Panitumumab (ABX-EGF)	Various cancers	Phase 1	Phase 1
	Renal cell cancer	Phase 2	Phase 2
	Non-small cell lung cancer	Phase 2(1)	Phase 2(1)
	Colorectal cancer	Phase 2(1)	Phase 2(1)
	Colorectal cancer (with chemotherapy)	Phase 2(1)	Phase 2(1)
	Prostate cancer	Phase 2	Phase 2
	Colorectal cancer (outside the US)	Pivotal(1)
	Colorectal cancer	Pivotal(1)
ABX-MA1	Metastatic melanoma	Phase 1	Phase 1
ABX-PTH	Secondary hyperparathyroidism	Phase 1

(1)          Clinical trial managed by Immunex.

Manufacturing Start-Up Costs.

Manufacturing start-up costs were $ 7.3 million and $11.6 million, respectively, in the three months ended March 31, 2004 and 2003, respectively.  Manufacturing start-up costs include certain costs associated with our new manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.  The decrease in the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to the increased use of our manufacturing facility for development activities, including process validation for the manufacture of our conformance lots.  The primary component of this cost in the first quarter of 2003 consisted of costs under a manufacturing supply agreement with Lonza Biologics plc for a production suite held exclusively for us, which we were not using.  We canceled the Lonza agreement in the second quarter of 2003 and expensed the associated cancellation fee in that quarter.

We expect our manufacturing facility to be under-utilized in 2004 and therefore we will continue to incur manufacturing start-up costs in 2004.  However, we expect manufacturing start-up costs to decrease in 2004 compared to 2003 as a result of expensing the Lonza cancellation fee in 2003 and the utilization of the facility in 2004 for the manufacture of panitumumab and potentially other product candidates under production services agreements.

Amortization of Identified Intangible Assets.

Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) we acquired through the acquisitions of Hesed Biomed in 2001, Abgenix Biopharma and IntraImmune in 2000, and JT America’s interest in Xenotech in 1999.  Amortization of intangible assets totaled $1.8 million in each of the three months ended March 31, 2004 and 2003.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting, facilities, including depreciation, and other expenses related to legal, finance and information systems.  General and administrative expenses totaled $ 6.9 million, in each of the three month ended March 31, 2004 and 2003.  We expect general and administrative costs in the second quarter of 2004 to remain at the same level or slightly increase as compared to the first quarter.

Interest and Other Income.

Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $1.7 million in the three months ended March 31, 2004, compared to $3.2 million in the three month ended March 31, 2003.  The decrease was primarily the result of lower interest, and to a lesser extent, to lower average cash, marketable securities and cash equivalent balances in the first quarter of 2004 as compared to 2003.

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible subordinated notes due 2007.  In the three months ended March 31, 2004, interest expense increased to $1.6 million, as compared to $996,000 in the same period in 2003, as a result of a decrease in the amount of capitalized interest. The amount of interest capitalized decreased in the first quarter of 2004 compared to the same period in 2003 because we placed into service a portion of our manufacturing facility in the second quarter of 2003 when we began manufacturing antibody therapeutic candidates in those portions of the facility.  Interest expense was capitalized in the amount of $0.4 million and $1.1 million, respectively, in the three months ended March 31, 2004 and 2003.  For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible subordinated notes due 2007 until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.

Foreign Income Tax Expense.

Foreign income tax expense was recorded reflecting an income tax provision on foreign contract research projects of zero and approximately $84,000, in the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents and marketable securities of approximately $307.0 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had an aggregate fair value of $19.5 million at March 31, 2004.

Cash Used in Operating Activities.  Net cash used in operating activities was $38.2 million and $33.8 million in the three months ended March 31, 2004 and 2003, respectively. The major components of the change in cash used in operating activities in the three months ended March 31, 2004, compared to the same period in 2003, were primarily the following:

•                  An increase of $8.7 million in research and development costs, net of depreciation related to the development of new products.

•                  A decrease of $6.4 million in manufacturing start-up costs, net of depreciation.

•                  A payment of approximately $7.8 million on the Lonza contract cancellation obligation in January 2004.

•                  A decrease of $5.8 million in customer payments due primarily to the timing of payments received under our contracts.

•                  A decrease of $10.6 million in the change in accounts payable and accrued liabilities, net.

•                  A decrease of $4.4 million in the changes in prepaid expenses and other current assets, net.

Cash Provided by Investing Activities.  Net cash provided by investing activities was $35.1 million and $8.6 million in the three months ended March 31, 2004 and 2003, respectively. Cash was provided by and used in investing activities primarily as follows:

•                  Capital expenditures of $3.0 million and $16.4 million in the three months ended March 31, 2004 and 2003, respectively. The investments reflect primarily investment in construction in progress and equipment for our new manufacturing facility.

•                  Maturities and sales, net of purchases, of marketable securities of $38.1 million and $25.0 million in the three months ended March 31, 2004 and 2003, respectively.

Cash Provided by Financing Activities.  During the three months ended March 31, 2004 and 2003, net cash provided by financing activities was $0.4 million and $0.3 million, respectively, consisting of proceeds from the exercise of stock options.

In October 2003, in connection with a collaboration agreement, we entered into a securities purchase agreement with AstraZeneca. Pursuant to the agreement, we issued to AstraZeneca $50.0 million of Series A-1 convertible preferred stock and $50.0 million of Series A-2 convertible preferred stock.  The net proceeds from the securities were $99.7 million.  Pursuant to its terms, the Series A-2 preferred stock was redeemed at the option of AstraZeneca in February 2004 and we issued AstraZeneca a convertible subordinated note with a principal amount of $50.0 million, which matures on October 29, 2013.  No interest is payable on the note xcept in the event of a payment default by us.  The Series A-1 preferred stock matures 7 years from the date of issuance.  Due to the redemption feature, we do not record the redeemable convertible preferred stock in stockholders’ equity on our consolidated balance sheet.  Subject to various terms and conditions, if a certain milestone event is reached, we will have the option to issue to AstraZeneca up to $30.0 million of Series A-3 preferred stock and if a further milestone event is reached, we will have the option to issue to AstraZeneca up to $30.0 million of Series A-4 preferred stock.  Each of the Series A-3 preferred stock and the Series A-4 preferred stock will have a maturity date that is five years from issuance.

Subject to certain conditions, we can convert the preferred stock and can convert the convertible subordinated note into shares of our common stock at a conversion price equal to the lower of (a) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (b) $30.00 per share.  AstraZeneca may convert the preferred stock into shares of common stock at a conversion price of $30.00 per share, at any time prior to the earlier of (a) the redemption date or (b) the maturity date.  AstraZeneca may convert the convertible subordinated note into shares of common stock at a conversion price of $30.00 per share, at any time prior to the repayment of the principal amount of the note.  We must redeem all outstanding shares of the Series A-1 preferred stock, if any, at a cash redemption price per share equal to the liquidation preference by October 29, 2010, the mandatory redemption date. The note matures on October 29, 2013, if still outstanding. In addition, we can, upon at least 15 days’ notice to the holder, redeem the shares of Series A-1 preferred stock for cash in an amount equal to its liquidation preference at any time prior to maturity.  We can, upon at least 15 days’ notice to the holder, repay the principal amount of the convertible subordinated note in cash, at any time prior to maturity.  In addition to the mandatory redemption and maturity dates of these securities, certain events can give rise to an earlier redemption.   In certain circumstances, we have certain rights to convert the securities into common stock instead of redeeming the securities for cash.

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

In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for our obligations under two facility leases. These were increased in January 2002 to $2.5 and $3.2 million, respectively, in connection with amendments to our facility leases. In 2003, the $3.2 million stand-by letter of credit increased to $3.5 million.  The outstanding stand-by letters of credit are secured by an investment account, in which we must maintain a balance of approximately $7.0 million.

Financing Uncertainties Related to Our Business Plan.  We plan to continue to make significant expenditures to establish, staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials. We also intend to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. Over the next nine months, we estimate that we will spend approximately $17.0 to $22.0 million on leasehold improvements, equipment, computer hardware and software for our new manufacturing and our research and development facilities.  Additionally, we may spend additional amounts to support new production services contracts.

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

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of March 31, 2004, three of our proprietary product candidates, panitumumab, ABX-MA1 and ABX-PTH were in various stages of clinical trials.  The clinical trials of panitumumab, ABX-MA1 and ABX-PTH are expected to require significant expenditures in the foreseeable future.  In October 2003, we entered into an amendment of our joint development and commercialization agreement with Immunex for the co-development of panitumumab.  Under the agreement, Immunex is obligated to make available up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs after we have contributed $20.0 million toward development costs in 2004.  We expect to take advantage of this credit facility when it becomes available.  Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We may enter co-development agreements, similar to our agreement with Immunex for panitumumab, and may enter into additional joint development agreements earlier in the development life cycle of product candidates. We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai, U3 and Dendreon. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary in view of the number and diversity of potential product candidates we have in preclinical development.  For example, we recently advanced ABX-PTH from the preclinical stage into a clinical study in patients with secondary hyperparathyrodism.  To the extent, however, that we are unable to maintain a diverse and broad range of product candidates; our success would depend to a greater extent on the success of one or a few product candidates.

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

As a result of the uncertainties discussed above, among others, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

History of Net Losses.  We have incurred net losses since our organization as an independent company, including in the last five years net losses of $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $41.6 million in the three months ended March 31, 2004. As of March 31, 2004, our accumulated deficit was $606.3 million. Our losses to date have resulted principally from:

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

Net Operating Loss Carryforwards.  As of December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $469.0 million and $102.0 million, respectively.  Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with the 1997 settlement and cross-license that we have expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The federal and state net operating loss and credit carryforwards will expire in the years 2006 through 2023, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Critical Accounting Estimates

The application of several accounting estimates that require us to make subjective and complex judgments impacts the financial results that we report. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting estimates include revenue recognition, accounting for our equity investments, accounting for goodwill and intangible assets and income taxes.  There have been no significant changes to our critical accounting estimates as reported in our annual report on Form 10-K for the year ended December 31, 2003.

Contractual Obligations and Commercial Commitments

As of March 31, 2004, future minimum payments for certain contractual obligations for years subsequent to December 31, 2003 were as follows:

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years*
	(in thousands)
Contractual Obligations
Operating leases	$139,177	$9,885	$27,782	$29,793	$71,717
Convertible subordinated notes due 2007 & interest	220,708	3,500	14,000	203,208	—
Convertible subordinated note due 2013	50,000	—	—	—	50,000
Redeemable convertible preferred stock	50,000	—	—	—	50,000
Lonza	15,640	15,640	—	—	—
Purchase orders	1,800	1,800	—	—	—
Total	$477,325	$30,825	$41,782	$233,001	$171,717

*                 Amounts represent total of minimum payments for the entire period.

In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%.  We are obligated to pay interest on March 15 and September 15 of each year. We expect to make interest payments on the notes of $7.0 million per year, for years 2003 through 2006, and $3.2 million in 2007, assuming all the notes remain outstanding until their maturity date. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control.  Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash, cash equivalents and marketable securities to repay the $200.0 million principal amount of our convertible debt. If our balance of cash, cash equivalents and marketable securities at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes.

We issued to AstraZeneca as of February 19, 2004, in connection with a collaboration agreement, $50.0 million of Series A-1 convertible preferred stock and a convertible subordinated note with a principal amount of $50.0 million. The total net proceeds were $99.7 million.  The Company, subject to certain conditions, can convert the Series A-1 convertible preferred stock and can convert the convertible note into shares of common stock at a conversion price equal to the lower of (a) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (b) $30.00 per share.  AstraZeneca may convert the Series A-1 convertible preferred stock and the convertible note into shares of common stock at a conversion price of $30.00 per share, at any time prior to the earlier of (a) the redemption date or (b) the maturity date, as applicable. The Company must redeem all outstanding shares, if any, at a cash redemption price per share equal to the liquidation preference by October 29, 2010, the mandatory redemption date. The note matures on October 29, 2013, if still outstanding. In addition, we can, upon at least 15 days’ notice to the holder, redeem the Series A-1 convertible preferred stock for cash in an amount equal to its liquidation preference and pre-pay the convertible note for its face amount, at any time prior to maturity. In addition to the mandatory redemption and maturity dates of these securities, certain events can give rise to an earlier redemption.  In such circumstances, we have certain rights to convert the securities into common stock instead of redeeming the securities for cash.

Effective June 30, 2003, we canceled our agreement with Lonza for the exclusive use of a cell culture production suite.  Upon canceling the agreement, we became obligated to pay Lonza four equal installments of 4,250,000 British pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, which eliminated our commitment to pay approximately $46.0 million in total monthly fees through August 2006.  The value of the cancellation fee obligation on the effective date of June 30, 2003 was approximately $28.0 million.  In September 2003 and January 2004, we made the first and second of four installment payments to Lonza.  The balance of the obligation as of March 31, 2004 was approximately $15.6 million.

We have outstanding purchase orders totaling $1.8 million to contractors related to the purchase of equipment and design and construction of our new manufacturing facility.

Other significant commercial commitments include the following:

•                  A commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Immunex.  As amended in October 2003, that agreement provides that Immunex will have decision-making authority for development and commercialization activities and will make available to us $60.0 million in advances that we may use to fund our share of development and commercialization costs for panitumumab after we have contributed $20.0 million toward development costs in 2004.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

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

We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $41.6 million in the three months ended March 31, 2004. As of March 31, 2004, our accumulated deficit was $606.3 million.  Our losses to date have resulted principally from:

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

Since our founding, we have funded our research and development activities primarily from private placements and public offerings of our securities and from revenues generated by our licensing and other contractual arrangements.

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

We will continue to expend substantial resources to support research and development and establish and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2003, 2002 and 2001, we incurred expenses of $99.6 million, $128.5 million and $96.2 million, respectively, on research and development.  For the three months ended March 31, 2004, we spent $28.5 million on research and development.  Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

•                                          the cost of establishing, validating and implementing our manufacturing capabilities and processes and complying with good manufacturing practice regulations;

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

•                                          to refinance or restructure all or a portion of our indebtedness, including our convertible subordinated notes due 2007;

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

We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments. In 2002, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary, primarily because the stock of each company traded below our cost basis for more than six months. Accordingly, we recorded a total impairment charge for the year ended December 31, 2002 of $67.3 million. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. As of March 31, 2004, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders’ equity.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders. We have not commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still in various stages of development and many are in an early development stage. We have initiated clinical trials with respect to four proprietary fully human antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to three other fully human antibody therapeutic product candidates generated by XenoMouse technology and filed an IND to initiate clinical testing of a fourth. We cannot be certain that either XenoMouse technology or XenoMax technology will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, XenoMouse technology and XenoMax technology may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

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

In addition, we have ongoing research projects that may lead to product candidates, but we have not submitted INDs nor begun clinical trials for these projects.  Our ability to file additional INDs, and to build diversity and scale in our product portfolio, depends to a significant extent on our ability to identify additional potential product candidates through our preclinical research and to conduct preclinical research efficiently.  Our preclinical or clinical development efforts may not be successfully completed, we may not file further INDs and clinical trials may not commence as planned.

Three of our proprietary product candidates, panitumumab, ABX-MA1 and ABX-PTH, are in various stages of clinical trials. We have discontinued development of two proprietary product candidates, ABX-CBL and ABX-IL8. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, in 2002 we completed analysis of a Phase 2b clinical trial of ABX-IL8 in psoriasis, concluded that the results did not warrant continued development in psoriasis and decided not to proceed with studies in other disease indications. Similarly, in February 2003, we completed a preliminary analysis of the results from the Phase 2/3 clinical trial of ABX-CBL and concluded that the study did not meet its primary endpoint. Therefore, we and our co-developer, SangStat (now a subsidiary of Genzyme Corporation) do not plan any further development of ABX-CBL. Failures of clinical trials of any product candidate could delay the development of other product candidates or hinder our ability to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development charges. Any delays in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

We may rely on third-party manufacturers, and we may have difficulty conducting clinical trials of our product candidates if a manufacturer does not perform in accordance with our expectations.

Until recently, we relied on a single contract manufacturer, Lonza, to produce ABX-CBL, ABX-IL8 and panitumumab under good manufacturing practice regulations for use in our clinical trials. In June 2003, we canceled our manufacturing supply agreement with Lonza, pursuant to which we had exclusive access to a cell culture production suite, because we determined that with the opening of our own manufacturing plant and changes in our product candidate portfolio, we no longer needed access to the Lonza facility. We have also relied on other contract manufacturers from time to time to produce our product candidates for use in our clinical trials. For example, Fred Hutchinson Cancer Research Center has produced ABX-MA1 for use in our clinical trials. While portions of our Fremont manufacturing facility are now operational and we are manufacturing material that we intend to use in clinical trials, we cannot assure you that we will be able to qualify this facility for regulatory compliance.  For that reason or others, we may use Lonza or another third-party manufacturer if necessary in the future.

Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, shortage of capacity, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. If we continue to use third-party manufacturers, they may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. Any failure of third-party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or successfully implement our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

Our own ability to manufacture is uncertain, which may make it more difficult for us to develop and sell our products.

We are establishing our own manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction has been completed and portions of the facility are operational. We are also conducting validation of the facility and completed significant stages of validation in 2003. In October 2003, following an inspection by the California State Department of Health Services, we received a State Drug Manufacturing License. The license permits us to manufacture and ship clinical material from our manufacturing facility. We expect the total cost of the facility, including design fees, permits, validation, construction, leasehold improvements and equipment, to be approximately $155.0 million. Validation of this facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected.  We currently have excess production services capacity and this condition may persist for an extended period.  However, if the commercial launch of one or more of our product candidates proves successful, we will likely experience capacity shortages and may need to use one or more third-party facilities to produce these products in sufficient quantities.

The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have limited experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products.  We will need to hire, train and retain additional qualified manufacturing, quality control and quality assurance personnel. Also, we will need to manufacture such antibody therapeutic products in a facility and by an appropriately validated process that comply with FDA, European and other regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. Our inability to complete the establishment of our manufacturing operations and maintain them in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

Our ability to continue our current collaborations and to enter into additional third party collaborations is dependent in large part on our ability to successfully demonstrate that our XenoMouse technology is an attractive method of developing antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only eight fully human antibody therapeutic product candidates generated with XenoMouse technology have entered the clinical stage. We have announced that one of these product candidates has not met our expectations. Our failure to maintain our existing collaboration agreements or to enter into additional agreements could materially harm our business, financial condition and results of operations.

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

Genentech owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an antibody that binds to an epidermal growth factor receptor, or an anti-EGF receptor antibody, in combination with a cytotoxic factor, which is a substance having a toxic effect on cells. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic, or anti-tumor, agent.  A corresponding European patent was published for grant in March 2002 and Abgenix and others are opposing that patent in the European Patent Office.  A corresponding patent has also issued in Canada.  We do not believe based on our review that either the Genentech patent or any of the ImClone patents would be successfully asserted against any of our current or planned activities relating to panitumumab or future commercial sales of panitumumab. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with panitumumab and are valid, such a decision may require us to obtain a license to Genentech’s patent or ImClone’s patents, as the case may be, to label and sell panitumumab for certain combination therapies. Our failure to obtain a license, or to obtain a license on commercially reasonable terms, could impede our commercialization of panitumumab.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody therapeutic product candidates or have successfully commercialized antibody therapeutic products for use on their own or in combination therapies. Many of these companies are addressing the same diseases and disease indications as we or our customers are. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development and introduce new or modified technologies from time to time. These companies include GenPharm, a wholly owned subsidiary of Medarex, Inc., Medarex’s collaborator, Kirin Brewing Co. Ltd.; GenMab A/S; Cambridge Antibody Technology Group plc; Genentech; Protein Design Labs, Inc.; MorphoSys AG; Xenerex Biosciences Inc., a subsidiary of Avanir Pharmaceuticals; XLT Biopharmaceuticals Ltd.; and Alexion Pharmaceuticals, Inc. Finally, we compete with companies that currently offer antibody production services, and may compete with companies that currently only manufacture their own antibodies but could offer antibody production services to third parties.

Some of our competitors have received regulatory approval of or are developing or testing product candidates that may compete directly with our product candidates. ImClone, in collaborations with Bristol-Meyers Squib Company and Merck KgAa; AstraZeneca, plc; Glaxo; and a collaboration of OSI Pharmaceuticals, Inc., Genentech and Roche have potential antibody and small molecule product candidates in clinical development that may compete with panitumumab, which is also in clinical trials.

ImClone and Bristol-Myers Squibb have received approval to market Erbitux, ImClone’s antibody product candidate for the treatment of metastatic colorectal cancer, in the United States.  ImClone and Bristol-Myers Squibb have also announced the submission of an application for approval to market Erbitux in Canada.  Merck KgAa has announced that it has received approval to market Erbitux for the treatment of metastatic colorectal cancer in the European Union and that it has received approval to market Erbitux in Switzerland for treatment of metastatic colorectal cancer.

Genentech has received approval to market Avastin for use with chemotherapy as a first-line treatment for colorectal cancer.

AstraZeneca has received approval to market Iressa, a small molecule product candidate that may compete with panitumumab, in many markets in the world, including the United States, Japan, Australia and Canada, for the treatment of advanced non-small cell lung cancer.

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

We also face competition from companies that provide production services.  These include contract manufacturers, such as Lonza, Avid Bioservices, Inc., Diosynth Biotechnology, DSM N.V. and Goodwin Biotechnology Inc., and other pharmaceutical and biotechnology companies that manufacture their own product candidates but can make extra capacity available to collaborators and customers, such as Boehringer Ingelheim GmbH, Biogen Idec Inc., Cangene Corporation, ICOS Corporation, Abbott and Novartis AG.

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

In October 2003, we entered into a collaboration and license agreement with AstraZeneca for the purpose of identifying and developing antibody products for use in oncology therapeutics.  The collaboration agreement includes provisions that would allow AstraZeneca to accelerate its selection of target antigens and, in certain situations, terminate the collaboration agreement, or specific programs or activities conducted under it, in the event of a change in control in us, particularly if we were acquired by a competitor of AstraZeneca.  In the event of a change in control of us, AstraZeneca could also acquire control over the development programs and various intellectual property rights in respect of antigens that are the subject of the collaboration agreement.  This would result in a reduction in the royalties and milestones to be paid by AstraZeneca to us under the collaboration agreement and the release of AstraZeneca from certain exclusivity provisions.  In addition, certain exclusivity provisions contained in the collaboration agreement would apply to an acquirer of our company and would restrict the acquirer’s ability to operate its business in the oncology field after the acquisition, except with respect to pre-existing development programs.  These and other provisions of the collaboration agreement could make our company less attractive to a potential acquirer, particularly an acquirer that conducts or expects to conduct significant operations in the field of oncology therapeutics.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between March 31, 2003 and March 31, 2004, our common stock closed as high as $16.58 per share and as low as $7.80 per share.  This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of March 31, 2004, we had $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $3.2 million at March 31, 2004 and December 31, 2003.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $19.5 million and $20.7 million as of March 31, 2004 and December 31, 2003, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $2.0 million and $2.1 million from the fair value of those investments at March 31, 2004 and December 31, 2003, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

Foreign Currency Risk. A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies,

primarily the British pound. As of March 31, 2004, we had a contract cancellation obligation to Lonza of approximately $15.6 million as compared to $22.7 million as of December 31, 2003, which is payable in British pounds. A hypothetical 10% adverse change in exchange rates would result in an increase in the U.S. dollar value of this obligation of approximately $1.6 million at March 31, 2004 as compared to $2.3 million at December 31, 2003.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 19, 2004, we issued to AstraZeneca UK Limited a convertible subordinated promissory note with a face amount of $50 million and a maturity date of October 29, 2013.  The convertible subordinated note was issued to AstraZeneca in connection with the redemption by the Company of shares of the Company’s Series A-2 Convertible Preferred Stock with an aggregate liquidation preference of $50 million that were previously held by AstraZeneca.  The offer and sale of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.  In addition, appropriate legends were affixed to the securities issued in the transaction described above.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
10.87++	Amendment No. 1 to Collaboration and License Agreement, between Abgenix, Inc. and AstraZeneca UK Ltd., dated March 19, 2004.
31.1	Certification of Raymond M. Withy, Ph.D. Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Barbara Riching Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Raymond M. Withy, Ph.D. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Barbara Riching Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

We filed a Form 8-K on February 24, 2004, furnishing under “Item 12. Disclosure of Results of Operations and Financial Condition” a press release we issued on that date to report our financial results for the year ended December 31, 2003.

We filed a Form 8-K on April 27, 2004, furnishing under “Item 12. Disclosure of Results of Operations and Financial Condition” a press release we issued on that date to report our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

ABGENIX, INC.
(Registrant)

/s/ RAYMOND M. WITHY
Raymond M. Withy, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BARBARA RICHING
Barbara Riching
Senior Director, Finance
(Principal Financial and Accounting Officer)