Form 10-Q/A
period 2004-03-31
ABGENIX INC
filed 2004-07-22
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A is being filed to amend Part II, Item 6, of the Company’s Form 10-Q for the period ended March 31, 2004, for the sole purpose of re-filing Exhibit 10.87.  Exhibit 10.87 is being re-filed in response to comments received from the SEC as a result of the SEC’s review of the Company’s confidential treatment request covering certain portions of Exhibit 10.87.  No other modifications or changes have been made to Part II, Item 6 or any other portions of the Company’s Form 10-Q as originally filed.  This amendment to our Form 10-Q does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events.

PART II. OTHER INFORMATION

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

Dated: July 21, 2004

ABGENIX, INC.
(Registrant)

/s/ RAYMOND M. WITHY
Raymond M. Withy, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BARBARA RICHING
Barbara Riching
Senior Director, Finance
(Principal Financial and Accounting Officer)