Form 10-Q
period 2004-06-30
ABGENIX INC
filed 2004-08-09
CIK 1052837

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        As of July 30, 2004 there were 88,843,481 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ABGENIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,509	$19,141
Marketable securities	259,624	328,622
Interest receivable	2,301	3,096
Accounts receivable, net	1,776	2,174
Inventories	370	—
Prepaid expenses and other current assets	8,774	12,546

Total current assets	282,354	365,579
Property and equipment, net	235,277	246,277
Long-term investments	18,491	20,695
Goodwill	34,780	34,780
Identified intangible assets, net	62,892	83,716
Deposits and other assets	28,550	29,146

	$662,344	$780,193

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,781	$11,584
Deferred revenue	8,142	10,919
Accrued liabilities	13,905	13,974
Contract cancellation obligation	7,704	22,749
Accrued interest payable	2,061	2,061

Total current liabilities	42,593	61,287
Deferred rent	6,878	6,153
Convertible subordinated notes	249,873	200,000
Other long-term liabilities	3,051	—
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized
Series A-1 50,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference $50,000,000 at June 30, 2004 and December 31, 2003, respectively	49,869	49,869
Series A-2 50,000 shares issued and outstanding at December 31, 2003; liquidation preference $50,000,000 at December 31, 2003; no shares outstanding at June 30, 2004	—	49,868
Commitments
Stockholders' equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 88,841,919 and 88,262,457 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	972,160	968,922
Accumulated other comprehensive income	4,876	8,861
Accumulated deficit	(666,965)	(564,776)

Total stockholders' equity	310,080	413,016

	$662,344	$780,193

See accompanying notes

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Contract revenue	$4,189	$2,350	$7,079	$8,506
Contract manufacturing revenue	1,325	—	1,325	—

Total revenue	5,514	2,350	8,404	8,506

Operating expenses:
Cost of goods manufactured	1,857	—	1,857	—
Research and development	36,148	20,748	64,605	40,492
Manufacturing start-up costs	2,790	41,262	10,136	52,845
Amortization of identified intangible assets, related to research and development	1,791	1,791	3,583	3,606
General and administrative	6,477	6,504	13,365	13,354
Impairment of intangible assets	17,241	—	17,241	1,443

Total operating expenses	66,304	70,305	110,787	111,740

Loss from operations	(60,790)	(67,955)	(102,383)	(103,234)
Other income (expense):
Interest and other income	1,814	2,779	3,484	5,974
Interest expense	(1,647)	(1,485)	(3,290)	(2,481)

Total other income (expense)	167	1,294	194	3,493

Loss before income tax expense	(60,623)	(66,661)	(102,189)	(99,741)
Foreign income tax expense	—	—	—	84

Net loss	$(60,623)	$(66,661)	$(102,189)	$(99,825)

Basic and diluted net loss per share	$(0.68)	$(0.76)	$(1.15)	$(1.14)

Shares used in computing basic and diluted net loss per share	88,673	87,873	88,490	87,841

See accompanying notes

ABGENIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(102,189)	$(99,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,422	12,554
Amortization of identified intangible assets	3,583	3,607
Impairment of identified intangible asset	17,241	1,443
Amortization of debt issuance cost	624	594
Loss on sale of equipment	(2)	29
Changes for certain assets and liabilities:
Interest receivable	795	(612)
Accounts receivable	398	1,880
Inventories	(370)	—
Prepaid expenses and other current assets	3,772	(3,489)
Deposits and other assets	(50)	1,159
Accounts payable	(803)	(12,352)
Deferred revenue	(2,777)	1,676
Accrued liabilities	82	1,577
Contract cancellation obligation	(15,045)	28,037
Deferred rent	725	1,037
Other long-term liabilities	3,051	—

Net cash used in operating activities	(75,543)	(62,685)

Investing activities
Purchases of marketable securities	(110,878)	(203,598)
Maturities of marketable securities	37,210	30,744
Sales of marketable securities	140,911	87,118
Purchases of property and equipment	(4,573)	(26,367)
Sale of equipment	3	11

Net cash provided by/(used in) investing activities	62,673	(112,092)

Financing activities
Net proceeds from issuances of common stock	3,238	1,401

Net cash provided by financing activities	3,238	1,401

Net decrease in cash and cash equivalents	(9,632)	(173,376)
Cash and cash equivalents at beginning of period	19,141	207,974

Cash and cash equivalents at end of period	$9,509	$34,598

See accompanying notes

ABGENIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        Basis of Presentation—The unaudited condensed consolidated financial statements of Abgenix, Inc. (the "Company" or "Abgenix") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, and accompanying notes included in the Company's annual report as filed on Form 10-K with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year or for any other future period.

        Foreign Exchange—Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency. The aggregate exchange gain/loss included in determining net loss was a $247,000 exchange gain in the three months June 30, 2004 and a $455,000 exchange loss in the six months ended June 30, 2004 compared to an exchange gain of $130,000 and $174,000, respectively, in the three and six months ended June 30, 2003.

        Consolidation—In January 2003, the FASB issued Interpretation No. 46 (the "Interpretation"), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation was effective immediately for variable interests created after January 31, 2003. The Company adopted the remaining provision of the Interpretation, pertaining to variable interests existing prior to January 31, 2003, in the quarter ending March 31, 2004. The adoption of the Interpretation did not have a material impact on the results of operations and the financial position of the Company. Significant intercompany accounts and transactions have been eliminated.

        Revenue Recognition—The Company receives payments from customers for license, option, service and milestone fees, as well as for contract manufacturing the Company performs. These payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company has followed the following principles in recognizing revenue:

  •
  Abgenix enters into revenue arrangements with multiple deliverables in order to meet its customer's needs. For example, the arrangements may include a combination of up-front fees, license payments, joint development revenue, research services, milestone payments, future royalties, and manufacturing arrangements. Multiple element revenue agreements entered into on or July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the last deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

  •
  Contract manufacturing fees the Company receives under its production services agreements are recognized when the manufacture of an antibody product candidate is complete; and the antibody product candidate is released and delivered, as defined in the relevant agreement.

        Stock-Based Compensation—The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards (SFAS 123), as amended by SFAS 148, the estimated fair value of options is amortized to expense on a straight-line basis over the options' vesting period. The following table illustrates what the net loss would have been had the

Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss	$(60,623)	$(66,661)	$(102,189)	$(99,825)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(12,055)	(15,971)	(24,410)	(31,892)

Pro forma net loss as if the fair value based method had been applied to all awards	(72,678)	$(82,632)	(126,599)	$(131,717)

Basic and diluted net loss per share as reported	$(0.68)	$(0.76)	$(1.15)	$(1.14)

Pro forma basic and diluted loss per share	$(0.82)	$(0.94)	$(1.43)	$(1.50)

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	4.03%	2.75%	3.26%	2.91%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	0.90	1.01	0.90	1.04
Weighted-average expected life of option (years)	5.67	5.51	5.57	5.52

        These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts, 1 to 5 years, was used. The value has been recorded in the financial statements.

        Net Loss Per Share—Basic net loss per share is calculated based on the weighted-average number of shares outstanding during the period. The impact of common stock options, warrants and shares issuable upon the conversion of convertible subordinated notes and the redeemable convertible preferred stock was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

        Reclassifications—Certain prior period balances may have been reclassified to conform to the current period presentation.

2.    Comprehensive Income (Loss)

        Other comprehensive income/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net loss	$(60,623)	$(66,661)	$(102,189)	$(99,825)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period	(2,880)	3,678	(3,985)	928

Comprehensive loss	$(63,503)	$(62,983)	$(106,174)	$(98,897)

3.    Impairment of Identified Intangible Assets and Balances

        During the three months ended June 30, 2004, management determined that an impairment of the Company's acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero. This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc. The Company decided to focus its resources on other research and development projects and decided to wind down its catalytic antibody program. Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, management further determined in the three months ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote. As a result of this determination, the Company recorded an impairment charge of $17.2 million in the quarter ended June 30, 2004.

        During the six months ended June 30, 2003, the Company decided to discontinue the development of anti-properdin antibodies. As a result, the Company recorded an impairment charge of $1.4 million for previously capitalized costs related to licenses and research funding for the development of therapeutic antibodies to the complement protein properdin, which the Company licensed from Gliatech, Inc.

        Identified intangible assets consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of June 30, 2004:
Acquisition-related developed technology	$85,143	$23,428	$61,715
Other intangible assets	1,442	265	1,177

Identified intangible assets	$86,585	$23,693	$62,892

As of December 31, 2003:
Acquisition-related developed technology	$106,183	$23,689	$82,494
Other intangible assets	1,442	220	1,222

Identified intangible assets	$107,625	$23,909	$83,716

        Amortization of acquisition-related intangibles was approximately $1.8 million and $3.6 million, respectively, in each of the three and six months periods ended June 30, 2004 and 2003. Amortization of other intangible assets was approximately $22,000 and $45,000, respectively, for the three and six months ended June 30, 2004 and $22,000 and $68,000, respectively, for the three and six months ended June 30, 2003.

        Expected amortization expense related to identified intangible assets for the six-month period from July 1, 2004 to December 31, 2004, and each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Acquisition-related intangibles	$2,837	$5,674	$5,674	$5,674	$5,676	$36,180	$61,715
Other intangible assets	$45	$90	$90	$90	$90	$772	$1,177

4.    Segment Information

        The operations of the Company and its wholly owned subsidiaries constitute one business segment.

        Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended June 30, 2004	3 customers, 42%, 26% and 24%, respectively
Six months ended June 30, 2004	3 customers, 33%, 30% and 20%, respectively
Three months ended June 30, 2003	4 customers, 35%, 24%, 11% and 11%, respectively
Six months ended June 30, 2003	3 customers, 35%, 16% and 13%, respectively

5.    Convertible Subordinated Note

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

  Aggregate ownership limitation

        At no time may any holder of the convertible subordinated note beneficially own, following the conversion of the convertible subordinated note, more than 19.9% of the Company's common stock then outstanding. If any shares of common stock are issuable to a holder upon conversion of the convertible subordinated note that would result in any holder (together with its affiliates) owning common stock in excess of the ownership threshold described above, then the Company will be required to redeem the shares in excess of the ownership threshold for a price equal to (1) the number of such excess shares times (2) the average market price of the common stock for the 30 consecutive days ending on the 15th trading day prior to the conversion date (such price, the "Excess Shares Redemption Price"). Upon such a redemption of the shares issuable upon conversion of the convertible subordinated note, the Company will have the right, upon delivery of notice to the holder, to receive a loan from the holder in the form of interest-free subordinated promissory note. The face amount of the promissory note shall be the Excess Shares Redemption Price.

6.    Inventories

        Inventories consist of materials related to a production service agreement with a collaborator. Inventory cost is computed on a weighted-average cost basis and stated at lower of cost or market. Inventories at period end were as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Raw material	$38	$—
Finished goods	332	—

	$370	$—

7.    Other Long-Term Liabilities

        In 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody the Company created. The parties amended this agreement in October 2003. Under the amended agreement, Immunex has decision-making authority for development and commercialization activities. As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of panitumumab. Under the amended agreement, Immunex is required to make available up to $60.0 million in advances that the Company may use to fund a portion of its share of development and commercialization costs for panitumumab after the Company has contributed $20.0 million toward development costs in 2004. As of June 30, 2004, the Company has drawn $3.1 million upon this credit facility and has notified Immunex of its intent to draw a cash advance of an additional $4.1 million. The Company expects to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit. The amount and timing of the use of the facility is dependent on the development and related activities directed by Immunex and their cost. The interest rate on this facility is 12% per annum. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, the Company is not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

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

        We are co-developing our most advanced proprietary product candidate, panitumumab (formerly known as ABX-EGF), with Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc. Panitumumab is in pivotal trials, and we have two product candidates in early stage clinical trials. In addition, we have entered into a variety of contractual arrangements with pharmaceutical, biotechnology and genomics companies involving our technologies. We use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

        We intend to enter into co-development agreements in addition to our agreement for panitumumab and our other co-development arrangements discussed below. We generally expect to self-fund preclinical and clinical activities to determine preliminary safety and efficacy before entering into joint development and commercialization agreements. In some cases we may conduct product development entirely on our own. We are implementing our collaboration strategy through co-development arrangements with companies such as Chugai Pharmaceuticals Co., Ltd., U3 Pharma AG and Dendreon Corporation, and through a broad collaboration in oncology with AstraZeneca UK Limited. Our strategy is designed to diversify the risks associated with our research and development spending and to continue to focus our activities on product development and commercialization.

        Under our collaboration agreement with AstraZeneca, we are obligated to provide preclinical and clinical research support for the development of up to 36 product candidates by AstraZeneca and have an opportunity to co-develop products with AstraZeneca.

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

        We have incurred and expect to continue to incur substantial expenses in connection with our product development activities, both under contractual arrangements with third parties and related to our independent research and development efforts. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional research on, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources.

        We have incurred net losses since we were organized as an independent company, including a net loss of $60.6 million for the six months ended June 30, 2004. We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

        As of June 30, 2004, we had cash, cash equivalents and marketable securities of $269.1 million. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. We plan to continue to make significant expenditures to establish, staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials. We expect that these activities will substantially increase our operating expenses over the next few years in comparison to prior periods.

  Summary of Contractual Arrangements

        We have entered into a variety of contractual arrangements covering numerous antigens with more than thirty customers to use our XenoMouse® and XenoMax™ technologies to generate and/or develop the resulting fully human antibodies. Pursuant to our XenoMouse contracts, we and our customers intend to generate antibodies for development as product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, growth factor modulation, neurological diseases, metabolic diseases and infectious diseases. We have also entered into contracts with two customers to provide process sciences and manufacturing services. We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technologies. The terms of our current contractual arrangements vary, but can generally be categorized as follows:

  •
  Proprietary Product Development—In 2000, we entered into a joint development and commercialization agreement with Immunex for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody we created. We amended this agreement in October 2003. Under the amended agreement, Immunex has decision-making authority for development and commercialization activities. As under the original agreement, we are obligated to pay 50% of the development and commercialization costs and are entitled to receive 50% of any profits from sales of panitumumab. Under the amended agreement, Immunex is required to make available up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab after we have contributed $20.0 million toward development costs in 2004. As of June 30, 2004, we have drawn $3.1 million upon this credit facility and have notified Immunex of our intent to draw a cash advance of an additional $4.1 million. We intend to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit. The amount and timing of our use of the facility is dependent on the development and related activities directed by Immunex and their cost. The interest rate is 12%. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization. Under a separate agreement with Immunex, we are manufacturing clinical supplies for the collaboration and, will manufacture commercial supplies for the first five years after commercial launch, with Immunex's support and assistance. The costs of manufacturing clinical and commercial supplies are also shared. We have entered into co-development and commercialization arrangements for the development of proprietary products that are in various early stages with other collaborators, including U3 Pharma, Microscience Limited, Sosei Co., Ltd., Dendreon and Chugai. Development activities under these agreements are in various early stages.

  •
  Oncology Alliance—We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer. This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized exclusively worldwide by AstraZeneca. We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets, and have initiated research programs for several of them. To date, we and AstraZeneca have selected twelve targets for inclusion in the collaboration, including several for which we had pre-existing preclinical programs. For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales. AstraZeneca may make milestone payments to us of up to $51 million per candidate drug that is developed under the agreement, and for any drug we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million. Under the agreement, we also may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, for which the agreement provides that AstraZeneca will compensate us at competitive market rates. The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further develop on an equal cost and profit sharing basis. During the three-year period of selection of targets for development we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use directed against antigens in the field of oncology, subject to various exceptions, including among others for antigens that are or become subject to existing collaborations, antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services. In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix securities. Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million in our convertible preferred stock.

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

  •
  Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigens provided by the customer. Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, growth factor modulation, neurological diseases and infectious diseases. In some cases in which we license XenoMouse technology, we provide our mice to the customer, which then carries out immunizations with its specific antigens. In other cases, we immunize the mice with the customer's antigens for additional compensation. We may also use our XenoMax technology on the customer's behalf. The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer. We also have the right of first offer with regard to production services for antibodies developed pursuant to certain of these agreements. We may also agree to make equity investments in some of our customers, or they may agree to make equity investments in us, in connection with these licensing arrangements. As of June 30, 2004, we had entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery. We currently do not intend to license our SLAM technology for use by any other parties. We have also entered into an agreement in which we exclusively licensed to one party rights under patent applications and patents held by us to develop and commercialize therapeutic antibodies to parathyroid hormone-related protein.

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

  Summary of Product Development

        As of June 30, 2004, three of our antibody therapeutic product candidates were in ongoing clinical trials.

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

  •
  Renal cell cancer—We initiated a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with renal cell cancer in April 2001 and enrollment is closed and treatment is ongoing.

  •
  Non-small cell lung cancer—Immunex initiated a Phase 2 clinical trial for panitumumab in non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001. Enrollment is closed and treatment is ongoing. Data from Part 1 of this Phase 2 study were presented at the conference of the American Society of Clinical Oncology on June 5, 2004 and demonstrated that frontline therapy with panitumumab was generally well-tolerated in combination with paclitaxel and carboplatin in patients with advanced non-small cell lung cancer. Nineteen patients were enrolled into three groups and were administered panitumumab weekly for three weeks, for up to six cycles: six were administered 1.0 mg/kg, seven were administered 2.0 mg/kg, and six were administered 2.5 mg/kg. Five of 19 patients had objective responses (one complete, four partial). In this small study of 19 patients, the observed median time to progression was six months and the observed median overall survival was 17 months. The most common adverse event seen in this study was skin rash, but the incidence of grade 3 skin rash did not appear to increase with dose. Part 2 of this study, which is fully enrolled with 175 patients, is designed to test these findings and compares time to progression for patients receiving panitumumab plus chemotherapy to that for patients receiving chemotherapy alone as frontline therapy for advanced non-small cell lung cancer.

  •
  Colorectal cancer—Immunex initiated a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001. Enrollment is closed and treatment is ongoing. The data from this Phase 2 study were presented at the annual conference of the American Society for Clinical Oncology on June 6, 2004 and demonstrated that panitumumab has antitumor activity when administered as a single-agent treatment to patients with metastatic colorectal cancer who have failed chemotherapy. The analysis, which was an update of results announced in June 2003, showed that patients with measurable metastatic colorectal cancer which expressed the epidermal growth factor receptor experienced partial responses. The study included 148 patients who were previously treated with 5FU, with or without leucovorin, and either irinotecan or oxaliplatin, or both. Response rates were similar for patients treated with either two or three prior chemotherapy agents. Patients received 2.5 mg/kg of panitumumab by weekly intravenous infusion. Tumor responses were confirmed approximately four weeks after the initial response was observed.

        Treatment with panitumumab resulted in a partial response in 15 of the 148 patients (10%) with a median duration of response of 5.2 months, and no complete responses. Stabilization of disease was observed in 56 of the 148 patients (38%). Median overall time to progression was two months and median overall survival was 7.9 months. Exploratory subgroup analyses comparing responses in patients who has received two prior chemotherapy agents, nine of 80 patients (11%), versus those who had received three prior agents, six of 68 patients (9%), demonstrated similar.     In this study, panitumumab was well-tolerated, with reversible skin rash as the most common side effect: 95% experienced a skin rash and 3.4% experienced a grade 3 skin rash. Other side effects experienced by some patients were fatigue, nausea and mild diarrhea. One patient had a grade 3 infusion-related reaction related to panitumumab. There were no instances of anaphylaxis. In the 110 patients tested to date, no human antihuman antibodies (HAHAs) have been observed.

    •
    Immunex initiated a separate Phase 2 clinical trial in January 2002 evaluating the effect of panitumumab in combination with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer, in which enrollment is closed and treatment is ongoing.

        In January 2004 Immunex initiated a pivotal study of panitumumab as third-line monotherapy in patients with colorectal cancer. The trial initiation followed the receipt of a Special Protocol Assessment letter from the U.S. Food and Drug Administration, or FDA, endorsing the design of the trial to support a regulatory submission for potential accelerated approval. At the same time Immunex initiated a second pivotal study outside the United States in support of a global registration program.

    •
    Prostate cancer—We initiated a Phase 2 clinical trial evaluating the effect of panitumumab in patients with hormone resistant prostate cancer in January 2002, in which treatment is ongoing. Based on a preliminary analysis, we have closed enrollment in this trial. The preliminary findings did not meet our planned threshold to support pursuing the drug as a monotherapy in this indication.

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

  •
  ABX-PTH. Generated using our technology, ABX-PTH is a fully human antibody therapeutic product candidate for the treatment of a secondary hyperparathyroidism. We filed an IND in December 2003 and initiated a Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-PTH in patients with secondary hyperparathyroidism in February 2004. Enrollment is ongoing.

        "Phase 1" indicates safety and pharmacokinetics testing in a limited patient population. "Phase 2" indicates safety, dosing and efficacy testing in a limited patient population. "Phase 3" indicates efficacy and safety testing in a larger patient population. A "pivotal study" is designed to meet registration requirements. Phase 3 studies designed for registration purposes are considered pivotal studies. Certain Phase 2 studies can be pivotal studies.

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

        In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are four customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

    •
    Pfizer Inc.—We generated three XenoMouse-derived fully human antibody therapeutic product candidates that Pfizer has advanced into clinical trials, including one that targets cytotoxic T lymphocyte-associated antigen 4 (CTLA-4) and one that targets activated type 1 insulin-like growth factor receptors (IGF-1R). Two of the product candidates are currently in phase 1 evaluation and one has advanced to phase 2 evaluation.

    •
    Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to the receptor activator of nuclear factor kappa B ligand (RANKL) that Amgen has advanced into clinical trials as AMG162 as a potential treatment for bone loss.

Results of Operations

Three Months and Six Months Ended June 30, 2004 and 2003

  Contract Revenues.

        Contract revenues totaled $4.2 million and $7.1 million, respectively, in the three months and six months ended June 30, 2004, compared to $2.4 million and $8.5 million, respectively, in the comparable 2003 periods. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict.

        The primary components of contract revenues for both periods were as follows:

  •
  Technology Licensing

        We recognized a total of $3.6 million and $6.0 million, respectively, in the three and six months ended June 30, 2004, compared to $2.3 million and $7.8 million, respectively, in the comparable 2003 periods, from licensing our proprietary technologies. Technology licensing included various fees, such as research license and service fees, product license fees, product development and research milestone payments and option fees. Revenue consisted primarily of the following:

    •
    Chugai—In the six months ended June 30, 2003, we recognized $3.0 million under an agreement with Chugai in which we exclusively licensed to Chugai rights to methods of treatment of certain diseases with an antibody.

    •
    Additionally, in the three and six months ended June 30, 2004 and 2003, we recognized various fees, such as research license and services fees, product license fees, product development and research milestone payments and option fees, under technology license agreements. We recognized fees from several collaborators, primarily from: Abbott, Pfizer and CuraGen in the three months ended June 30, 2004; Pfizer, Abbott and Amgen in the six months ended June 30, 2004; Amgen, Pfizer and Neuralab in the three months ended June 30, 2003; and Pfizer, Amgen and CuraGen in the six months ended June 30, 2003.

    •
    Proprietary Product Development

        We recognized no revenue in the three and six months ended June 30, 2004, compared to $64,000 and $685,000, respectively, in the comparable 2003 periods, pursuant to our joint development and commercialization agreements. In the three and six months ended June 30, 2003, the revenues consisted of reimbursement of development costs from the development of ABX-CBL. Revenue decreased in the three and six months ended June 30, 2004 as compared to the same periods in 2003 primarily due to the discontinuation of the ABX-CBL program in 2003. We expect revenues pursuant to our joint development and commercialization agreements continue to be less in 2004 as compared to 2003 as we expect our collaborator's costs for the panitumumab development program to exceed our costs and because of the discontinuance of the ABX-CBL development program.

    •
    Non-manufacturing Production Services

        We recognized a total of $0.6 million and $1.1 million, respectively, in revenues during the three and six months ended June 30, 2004 for production services. These revenues consisted primarily of process sciences services and were generated from one of our product services agreements. We did not recognize any revenues from production services during the three and six months ended June 30, 2003.

  Contract Manufacturing Revenues.

        Contract manufacturing revenues totaled $1.3 million in the three and six months ended June 30, 2004. These revenues consisted primarily of manufacturing services for the manufacture of an antibody product for a customer under a production services agreement. In the three and six months ended June 30, 2003, we did not recognize any revenues from manufacturing services.

  Cost of Goods Manufactured.

        Cost of goods manufactured was $1.9 million in the three and six months ended June 30, 2004. Cost of goods manufactured included material, direct labor, outside testing and overhead costs associated with manufacturing an antibody product for a customer under a production services agreement. In the three and six months ended June 30, 2003, we did not have any cost of goods manufactured.

  Research and Development Expenses.

        Research and development expenses were $36.1 million and $64.6 million, respectively, in the three and six months ended June 30, 2004, compared to $20.7 million and $40.5 million, respectively, in the comparable 2003 periods. The major components of research and development expenses were as follows:

Research and Development:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Product development	$26,040	$11,632	$45,151	$21,312
Research	8,591	8,305	17,147	16,948
In-licensing	1,517	811	2,307	2,232

Total research and development costs	$36,148	$20,748	$64,605	$40,492

        Product development costs include costs of preclinical development, cell line development, manufacturing and conducting clinical trials for our proprietary product candidates. Additionally, product development includes costs related to cell line development activities we perform under our production services contracts. The primary components of product development include the costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation. In the three and six months ended June 30, 2004, our product development costs increased in comparison to the same periods in 2003, primarily due to a significant increase in the development costs for the panitumumab program. To a lesser extent the increase was due to costs related to new preclinical and clinical product candidates including ABX-PTH. Offsetting some of the increase in product development costs were decreases in development costs, primarily for ABX-CBL and ABX-IL8, for which we have discontinued development. Product development costs can vary from period to period significantly depending on the development activities in the period. Overall, we expect costs associated with product development in 2004 to be higher than 2003 as we and our co-developer Immunex initiate new trials and add patients to our existing panitumumab clinical trials.

        Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities. Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies. The primary components of research costs include the costs of Abgenix personnel, facilities, including depreciation, and lab supplies. Our research costs have generally remained at the same levels in the three and six months ended June 30, 2004 as compared to the same periods in 2003.

        In-licensing costs include costs to acquire licenses to develop and commercialize various technologies and molecules. In the three months ended June 30, 2004, in-licensing costs increased as compared to the same period in 2003 primarily due to licensing charges from arrangements with academic institutions and others. In the six months ended June 30, 2004, in-licensing costs were comparable to the same period in 2003.

        Major components of research and development costs for the three and six months ended June 30, 2004 and 2003 were as follows:

  •
  Costs of Abgenix Personnel—Costs of Abgenix personnel to support research and development activities increased 18% in the three and six months ended June 30, 2004 as compared to the same periods in 2003. Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs. The increase was primarily due to increased personnel costs for process sciences and preclinical research, and increased use of our manufacturing facility for development activities, including process validation for the manufacture of our conformance lots.

  •
  Consulting and Outside Contractors—Costs of consulting and outside contractors to support research and development activities increased 31% and 2%, respectively, in the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase was primarily due to increased clinical trial activities for panitumumab.

  •
  Clinical Research Fees—Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, increased 29% and 44%, respectively, in the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase was primarily the result of increased clinical trial activities for panitumumab and ABX-PTH.

  •
  Drug Supply Costs—Drug supply costs increased 777% and 501%, respectively, in the three and six months ended June 30, 2004 as compared to the same period in 2003. The increase was primarily due to the increased production of panitumumab resulting from the expension of the panitumumab clinical program.

  •
  Co-development costs—Co-development costs, which primarily consist of reimbursement to Immunex for our share of panitumumab development costs, increased 55% and 224%, respectively, in the three and six months ended June 30, 2004 compared to the same periods in 2003. The increase was primarily related to cost sharing for activities performed by Immunex associated with the co-development of panitumumab. The increase was also due to our increased activities for clinical trials related to the development of panitumumab.

  •
  Facility and Other Overhead Related Costs—These costs consist of depreciation, rent and other facility related costs and increased 61% and 53%, respectively, in the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase was primarily related to increased use of our manufacturing facility for development activities, including process validation activities related to the manufacture of panitumumab conformance lots.

        The clinical trial status of product candidates included in product development costs is as follows as of June 30 for each of the years indicated:

		Clinical Trial Status as of June 30,
Proprietary Product Candidate
	Indication	2004	2003
Panitumumab (ABX-EGF)	Various cancers Renal cell cancer Non-small cell lung cancer Colorectal cancer Colorectal cancer (with chemotherapy) Prostate cancer Colorectal cancer (outside the US) Colorectal cancer	Phase 1 Phase 2 Phase 2(1) Phase 2(1) Phase 2(1) Pivotal(1) Pivotal(1)	Phase 1 Phase 2 Phase 2 Phase 2 Phase 2 Phase 2	(1) (1) (1)
ABX-MA1 ABX-PTH	Metastatic melanoma Secondary hyperparathyroidism	Phase 1 Phase 1	Phase 1

(1)
Clinical trial managed by Immunex.

  Manufacturing Start-Up Costs.

        Manufacturing start-up costs were $2.8 million and $10.1 million, respectively, in the three and six months ended June 30, 2004, compared to the $41.3 million and $52.8 million, respectively, in the comparable 2003 periods. Manufacturing start-up costs include certain costs associated with our new manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control. The primary component of this cost in the three and six months ended June 30, 2003 was a fee of approximately $28.0 million for the negotiated cancellation of a manufacturing supply agreement with an outside contractor, Lonza Biologics plc. The manufacturing agreement was for a production suite held exclusively for us, which we were not using. In addition to the absence of the cancellation fee in 2004, the decrease in the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to the increased use of our manufacturing facility for development activities, including process validation for the manufacture of panitumumab conformance lots.

        We expect our manufacturing facility to be under-utilized in 2004 and therefore we will continue to incur manufacturing start-up costs through the remainder of 2004. For the year ending December 31, 2004 we expect manufacturing start-up costs to decrease compared to 2003 as a result of expensing the Lonza cancellation fee in 2003 and the increased utilization of the facility in 2004. However, manufacturing start-up costs may increase in the second half of 2004 as compared to the first half of

2004 depending on the number of lots of panitumumab and other product candidates we manufacture in the remainder of 2004.

  Amortization of Identified Intangible Assets.

        Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) we acquired through the acquisitions of Hesed Biomed Inc. in 2001, Abgenix Biopharma and IntraImmune in 2000, and JT America's interest in Xenotech in 1999. Amortization of intangible assets totaled $1.8 million and $3.6 million, respectively, in each of the three and six months ended June 30, 2004 and $1.8 million and $3.6 million for the three and six months ended June 30, 2003. As of June 30, 2004, we had written off the remaining value of the intangible assets acquired in the Hesed Biomed acquisition and therefore amortization of intangible assets is expected to decrease for the remainder of the year.

  General and Administrative Expenses.

        General and administrative expenses include compensation, professional services, consulting, facilities, including depreciation, and other expenses related to legal, finance and information systems. General and administrative expenses totaled $6.5 million and $13.4 million, respectively, in the three and six months ended June 30, 2004 and $6.5 million and $13.4 million, respectively, in the three and six months ended June 30, 2003. We expect general and administrative costs in the second half of 2004 to increase as compared to the first half of 2004.

  Impairment of Intangible Assets

        During the three months ended June 30, 2004, we determined that an impairment of the Company's acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero. This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc. We decided to focus its resources on other research and development projects and decided to wind down our catalytic antibody program. Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined in the three months ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote. As a result of this determination, we recorded an impairment charge of $17.2 million in the quarter ended June 30, 2004.

        In the first quarter of 2003, we decided to discontinue the development of anti-properdin antibodies. As a result, we recorded an impairment charge of $1.4 million for previously capitalized costs related to licenses and research funding for the development of therapeutic antibodies to the complement protein properdin, which we licensed from Gliatech, Inc.

  Interest and Other Income.

        Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $1.8 million and $3.5 million, respectively, in the three and six months ended June 30, 2004, compared to $2.8 million and $6.0 million, respectively, in the comparable 2003 periods. The decrease was primarily the result of lower interest rates, and lower average cash, marketable securities and cash equivalent balances in the second quarter of 2004 as compared to 2003.

  Interest Expense.

        Interest expense was primarily related to interest and amortization of issuance costs on our convertible subordinated notes due 2007. In the three and six months ended June 30, 2004, interest expense increased to $1.6 million and $3.3 million, respectively, as compared to $1.5 million and

$2.5 million in the same period in 2003, as a result of a decrease in the amount of capitalized interest. The amount of interest capitalized decreased in the three and six months ended June 30, 2004 compared to the same periods in 2003 because we placed into service a portion of our manufacturing facility in the second quarter of 2003 when we began manufacturing antibody therapeutic candidates in that portion of the facility. Interest expense was capitalized in the amount of $0.4 million and $0.8 million, respectively, in the three and six months ended June 30, 2004, compared to $0.6 million and $1.7 million, respectively, in the comparable 2003 periods. For each future quarterly period, we expect to accrue approximately $1.8 million of interest expense related to our convertible subordinated notes due 2007 until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock. Additionally, we expect to accrue interest at 12% on the amounts we draw on our credit facility with Immunex until we repay the balance in full. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

  Foreign Income Tax Expense.

        Foreign income tax expense was recorded reflecting an income tax provision on foreign contract research projects of zero in both the three and six months ended June 30, 2004, compared to zero and $84,000, respectively, in comparable 2003 periods.

Liquidity and Capital Resources

        At June 30, 2004, we had cash, cash equivalents and marketable securities of approximately $269.1 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had an aggregate fair value of $18.5 million at June 30, 2004.

        Cash Used in Operating Activities.    Net cash used in operating activities was $75.5 million and $62.7 million in the six months ended June 30, 2004, and 2003, respectively. The major components of the change in cash used in operating activities in the six months ended June 30, 2004, compared to the same period in 2003, were primarily the following:

  •
  Payments of approximately $14.0 million on the Lonza contract cancellation obligation in January and April of 2004.

  •
  An increase of $6.1 million in research and development and manufacturing start-up costs, not including the Lonza contract cancellation charge in 2003 and depreciation related to the development of new products.

  •
  An increase in our liability to Immunex of $3.1 million under the joint development agreement.

  •
  A decrease of $6.0 million in customer payments due primarily to the timing of payments received under our contracts.

  •
  Accounts payable decreased $11.5 million less over the first six months of 2004 than during the comparable period of 2003.

  •
  Prepaid expenses and other current assets, net decreased $7.3 million more over the first six months of 2004 than during the comparable period of 2003.

        Cash Provided by Investing Activities.    Net cash provided by investing activities was $62.7 million in the six months ended June 30, 2004 as compared to the $112.1 million net used in investing activities in the six months ended June 30, 2003. Cash was provided by and used in investing activities primarily as follows:

  •
  Capital expenditures of $4.6 million and $26.4 million in the six months ended June 30, 2004 and 2003, respectively. The investments in 2004 reflect primarily investment in construction in progress and equipment for our new manufacturing facility and investments in lab equipment. The investments in 2003 reflect primarily investment in construction in progress and equipment for our new manufacturing facility.

  •
  Maturities and sales, net of purchases, of marketable securities of $67.2 million during the six months ended June 30, 2004 and purchases, net of maturities and sales of marketable securities of $85.7 million during the six months ended June 30, 2003.

        Cash Provided by Financing Activities.    During the six months ended June 30, 2004 and 2003, net cash provided by financing activities was $3.2 million and $1.4 million, respectively, consisting of proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plan.

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

        Subject to certain conditions, we can convert the preferred stock and can convert the convertible subordinated note into shares of our common stock at a conversion price equal to the lower of (a) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (b) $30.00 per share. AstraZeneca may convert the preferred stock into shares of common stock at a conversion price of $30.00 per share, at any time prior to the earlier of (a) the redemption date or (b) the maturity date. AstraZeneca may convert the convertible subordinated note into shares of common stock at a conversion price of $30.00 per share, at any time prior to the repayment of the principal amount of the note. We must redeem all outstanding shares of the Series A-1 preferred stock, if any, at a cash redemption price per share equal to the liquidation preference by October 29, 2010, the mandatory redemption date. The note matures on October 29, 2013, if still outstanding. In addition, we can, upon at least 15 days' notice to the holder, redeem the shares of Series A-1 preferred stock for cash in an amount equal to its liquidation preference at any time prior to maturity. We can, upon at least 15 days' notice to the holder, repay the principal amount of the convertible subordinated note in cash, at any time prior to maturity. In addition to the mandatory redemption and maturity dates of these securities, certain events can give rise to an earlier redemption. In certain circumstances, we have certain rights to convert the securities into common stock instead of redeeming the securities for cash.

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

        Financing Uncertainties Related to Our Business Plan.    We plan to continue to make significant expenditures to establish, staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials. We also intend to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. Over the next six months, we estimate that we will spend approximately $15 to $20 million on leasehold improvements, equipment, computer hardware and software for our new manufacturing and our research and development facilities. Additionally, we may spend additional amounts to support new production services contracts.

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

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of June 30, 2004, three of our proprietary product candidates, panitumumab, ABX-MA1 and ABX-PTH were in various stages of clinical trials. The clinical trials of panitumumab, ABX-MA1 and ABX-PTH are expected to require significant expenditures for the foreseeable future. In October 2003, we entered into an amendment of our joint development and commercialization agreement with Immunex for the co-development of panitumumab. Under the amended agreement, Immunex is obligated to make available up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs after we have contributed $20.0 million toward development costs in 2004. We have drawn $3.1 million under this credit facility and have notified Immunex of our intent to draw a cash advance of an additional $4.1 million. We expect to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit. The amount and timing of our use of the facility is dependent on the development and related activities directed by Immunex and their cost. The interest rate on the facility is 12% per annum. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

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

        An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We may enter co-development agreements, similar to our agreement with Immunex for panitumumab, and may enter into additional joint development agreements earlier in the development life cycle of product candidates. We are implementing our collaboration strategy through co-development arrangements with companies such as Chugai, U3 and Dendreon. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary in view of the number and diversity of potential product candidates we have in preclinical development. For example, we recently advanced ABX-PTH from the preclinical stage into a clinical study in patients with secondary hyperparathyrodism. To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our success would depend to a greater extent on the success of one or a few product candidates.

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

        We also may be required to make further substantial expenditures if unforeseen difficulties arise in other parts of our business. In particular, our future liquidity and capital requirements also will depend on many factors including:

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

        History of Net Losses.    We have incurred net losses since our organization as an independent company, including in the last five years net losses of $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $102.2 million in the six months ended June 30, 2004. As of June 30, 2004, our accumulated deficit was $667.0 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody therapeutic product candidates;

  •
  general and administrative costs relating to our operations;

  •
  impairment charges relating to our strategic investments in CuraGen, ImmunoGen and MDS Proteomics;

  •
  impairment charges relating to technology in the field of catalytic antibodies, which includes intellectual property that was acquired through the acquisition of Hesed Biomed; and

  •
  manufacturing start-up costs relating to our new manufacturing facility including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.

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

        Net Operating Loss Carryforwards.    As of December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $469.0 million and $102.0 million, respectively. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with a 1997 settlement and cross-license with GenPharm International, Inc. that we have expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The federal and state net operating loss and credit carryforwards will expire in the years 2006 through 2023, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Critical Accounting Estimates

        Several estimates and judgments involved in the application of accounting principles impacts the financial results that we report. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting estimates include revenue recognition, accounting for our equity investments, and accounting for goodwill, intangible assets and income taxes. There have been no significant changes to our critical accounting estimates as reported in our annual report on Form 10-K for the year ended December 31, 2003 with respect to the accounting for revenue recognition, equity investments, goodwill or income taxes. We have made a significant change to our estimate of the value of certain intangible assets as described below.

  Accounting for Intangible Assets

        As a result of the adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", intangible assets held and used must be tested for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. Factors that are considered important in determining whether impairment might exist include a significant change in the manner in which an asset is being used, a significant adverse change in legal factors or the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator, and a current expectation that, more likely that not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

        During the three months ended June 30, 2004, we determined that an impairment of the Company's acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero. This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc. We decided to focus our resources on other research and development projects and in the three months ended June 30, 2004 decided to wind down our catalytic antibody program. Additionally, after assessing the assoicated patent position and the likelihood of sale or license of the technology to a third party, we further determined in the three months ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote. As a result of this determination, we recorded an impairment charge of $17.2 million in the quarter ended June 30, 2004.

  Contractual Obligations and Commercial Commitments

        As of June 30, 2004, future minimum payments for certain contractual obligations for years subsequent to December 31, 2003 were as follows:

	Total		Less than 1 year	1-3 years	3-5 years	After 5 years(1)
	(in thousands)
Contractual Obligations
Operating leases	$135,952		$6,660	$27,782	$29,793	$71,717
Convertible subordinated notes due 2007 & interest	221,019		3,500	14,000	203,519	—
Convertible subordinated note due 2013	50,000		—	—	—	50,000
Redeemable convertible preferred stock	50,000		—	—	—	50,000
Lonza	7,704		7,704	—	—	—
Immunex	3,051	(2)	—	—	—	—
Purchase orders	1,762		1,762	—	—	—

Total	$469,488	(2)	$19,626	$41,782	$233,312	$171,717

(1)
Amounts represent total of minimum payments for the entire period.

(2)
The $3.1 million long term obligation to Immunex accrues interest at 12% compounded annually and is repayable out of profits resulting from future sales of panitumumab, the timing of which are uncertain. We are not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

        In March 2002, we issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of our common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5%. We are obligated to pay interest on March 15 and September 15 of each year. We expect to make interest payments on the notes of $7.0 million per year, for years 2003 through 2006, and $3.5 million in 2007, assuming all the notes remain outstanding until their maturity date. The notes will mature on March 15, 2007 and are redeemable at our option on or after March 20, 2005, or earlier if the price of our common stock exceeds specified levels. In addition, the holders of the notes may require us to repurchase the notes if we undergo a change in control. Therefore, in March 2007, or earlier if we undergo a change in control, we may use a significant portion of our cash, cash equivalents and marketable securities to repay the $200.0 million principal amount of our convertible debt. If our balance of cash, cash equivalents and marketable securities at any time is insufficient to meet our obligations under the notes, we would have to seek additional financing, if available, to support our obligations under the notes.

        In connection with a collaboration agreement, we have issued to AstraZeneca $50.0 million of Series A-1 convertible preferred stock and a convertible subordinated note with a principal amount of $50.0 million. The total net proceeds were $99.7 million. The Company, subject to certain conditions, can convert the Series A-1 convertible preferred stock and can convert the convertible note into shares of common stock at a conversion price equal to the lower of (a) the average market price for the 10 days prior to the trading day immediately preceding the conversion date (provided that the average market price shall in no event be higher than 101% of the market price on the trading day immediately preceding the conversion date) or (b) $30.00 per share. AstraZeneca may convert the Series A-1 convertible preferred stock and the convertible note into shares of common stock at a conversion price of $30.00 per share, at any time prior to the earlier of (a) the redemption date or (b) the maturity date, as applicable. The Company must redeem all outstanding shares, if any, at a cash redemption price per share equal to the liquidation preference by October 29, 2010, the mandatory redemption date. The note matures on October 29, 2013, if still outstanding. In addition, we can, upon at least 15 days' notice to the holder, redeem the Series A-1 convertible preferred stock for cash in an amount equal to its liquidation preference and pre-pay the convertible note for its face amount, at any time prior to maturity. In addition to the mandatory redemption and maturity dates of these securities, certain events can give rise to an earlier redemption. In such circumstances, we have certain rights to convert the securities into common stock instead of redeeming the securities for cash.

        Effective June 30, 2003, we canceled our agreement with Lonza for the exclusive use of a cell culture production suite. Upon canceling the agreement, we became obligated to pay Lonza four equal installments of 4,250,000 British pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, which eliminated our commitment to pay approximately $46.0 million in total monthly fees through August 2006. The value of the cancellation fee obligation on the effective date of June 30, 2003 was approximately $28.0 million. In September 2003, January 2004 and April 2004, we made the first, second and third of four installment payments to Lonza. The balance of the obligation as of June 30, 2004 was approximately $7.7 million.

        We have a commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Immunex. As amended in October 2003, that agreement provides that Immunex will have decision-making authority for development and commercialization activities and will make available to us $60.0 million in advances that we may use to fund our share of development and commercialization costs for panitumumab after we have contributed $20.0 million toward development costs in 2004. As of June 30, 2004, we have drawn $3.1 million upon this credit facility and have notified Immunex of our intent to draw a cash advance of an additional $4.1 million. We exptect to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit. The amount and timing of our use of the facility is dependent on the development and related activities directed by Immunex and their cost. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

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

        We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $102.2 million in the six months ended June 30, 2004. As of June 30, 2004, our accumulated deficit was $667.0 million. Our losses to date have resulted principally from:

  •
  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody product candidates;

  •
  general and administrative costs relating to our operations;

  •
  impairment charges related to our strategic investments in CuraGen, ImmunoGen, and MDS Proteomics;

  •
  impairment charges relating to technology in the field of catalytic antibodies, which includes intellectual property that was acquired through the acquisition of Hesed Biomed; and

  •
  manufacturing start-up costs related to our new manufacturing facility including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.

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

        We expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and other contractual arrangements. To date, payments under licensing and other agreements have been in the form of license fees, milestone payments, reimbursement for research and development expenses, option fees, and payments for manufacturing services. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve contractual milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. Our revenues for any period may not be sufficient to cover our operating costs, including the costs of operating our manufacturing plant. We may not be able to:

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

        We will continue to expend substantial resources to support research and development and establish and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2003, 2002, and 2001, we incurred expenses of $99.6 million, $128.5 million and $96.2 million, respectively, on research and development. For the six months ended June 30, 2004, we incurred $64.6 million of research and development expenses. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

        We have $200 million of convertible subordinated notes due March 15, 2007 and debt service obligations related thereto. In February 2004, we incurred an additional $50.0 million of indebtedness to AstraZeneca, in the form of a convertible subordinated note due 2013, which we issued to AstraZeneca in connection with our redemption of the shares of our Series A-2 preferred stock we issued to AstraZeneca in October 2003. There is no interest payable on the note except in the event of a payment default. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

        We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments. In 2002, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary, primarily because the stock of each company traded below our cost basis for more than six months. Accordingly, we recorded a total impairment charge for the year ended December 31, 2002 of $67.3 million. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. As of June 30, 2004, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders' equity.

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

        We cannot control the amount or timing of resources our collaborators may devote to a collaboration, and collaborators may not perform their obligations as expected. Additionally, business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations under the arrangement. Even if we fulfill our obligations under an agreement, typically our collaborators can terminate the agreement at any time following proper written notice. The termination or breach of agreements by our collaborators, or the failure of our collaborators to complete their obligations in a timely manner, could materially harm our business, financial condition and results of operations. If we are not able to establish further collaboration agreements or any or all of our existing agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. Such an undertaking may:

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

        Although we have been marketing our XenoMouse technology to potential customers and collaborators for several years, we do not have marketing, sales or distribution experience or capability with respect to our therapeutic product candidates. We intend to enter into arrangements with third parties to market and sell most of our therapeutic product candidates when we commercialize them, which may be as early as 2005. For example, pursuant to our amended joint development agreement with Immunex, we have granted to Immunex decision-making authority for development and commercialization activities relating to any products developed under the collaboration. We may not be able to enter into these marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, we will need to develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. We may not successfully develop marketing and sales capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Our failure to enter into successful marketing arrangements with third parties and our inability to conduct such activities ourselves would materially harm our business, financial condition and results of operations.

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

        Genentech owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an antibody that binds to an epidermal growth factor receptor, or an anti-EGF receptor antibody, in combination with a cytotoxic factor, which is a substance having a toxic effect on cells. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic, or anti-tumor, agent. A corresponding European patent was published for grant in March 2002 and Abgenix and others are opposing that patent in the European Patent Office. A corresponding patent has also issued in Canada. We do not believe based on our review that either the Genentech patent or any of the ImClone patents would be successfully asserted against any of our current or planned activities relating to panitumumab or future commercial sales of panitumumab. If a court determines that the claims of either the Genentech patent or the ImClone patent cover our activities with panitumumab and are valid, such a decision may require us to obtain a license to Genentech's patent or ImClone's patents, as the case may be, to label and sell panitumumab for certain combination therapies. Our failure to obtain a license, or to obtain a license on commercially reasonable terms, could impede our commercialization of panitumumab.

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

        Genentech and OSI completed the submission of an NDA for Tarceva in the United States for the treatment of advanced non-small cell lung cancer.

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

        We also face competition from companies that provide production services. These include contract manufacturers, such as Lonza, Avid Bioservices, Inc., Diosynth Biotechnology, DSM N.V., Cangene Corporation and Goodwin Biotechnology Inc., and other pharmaceutical and biotechnology companies that manufacture their own product candidates but can make extra capacity available to collaborators and customers, such as Boehringer Ingelheim GmbH, Biogen Idec Inc., ICOS Corporation, Abbott and Novartis AG.

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

        For us to pursue product development, manufacturing, marketing and commercialization plans, we will need to hire additional qualified scientific, manufacturing, quality control, quality assurance, and key management personnel, including a chief financial officer. We may also need to hire personnel with expertise in clinical testing, government regulation, marketing, law and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. In addition, we experienced increased attrition rates in 2003. Further attrition could materially harm our business, financial condition and results of operations.

        We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2001, 2002 and in recent months, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to reprice or otherwise adjust the terms of these stock options, grant additional stock options at the current lower market price, pay higher cash compensation, or provide some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful. If we issue additional stock options, this would dilute existing stockholders.

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

        In addition, our past and future acquisitions of companies and businesses and expansion of operations may result in dilutive issuances of equity securities, the incurrence of additional debt, U.S. or foreign tax liabilities, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or other charges to expense. For example, we recorded a one-time charge of $17.2 million in the quarter ended June 30, 2004, as a result of our determination that an impairment of our acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero. This technology was acquired in 2001 through the acquisition of Hesed Biomed, Inc. After assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined that the possibility of generating positive future cash flows from the technology was remote.

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

        The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between June 30, 2003 and June 30, 2004, our common stock closed as high as $18.55 per share and as low as $10.36 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of June 30, 2004, we had $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock. A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $2.9 million at June 30, 2004 and December 31, 2003.

        Equity Price Risk.    We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $18.5 million and $20.7 million as of June 30, 2004 and December 31, 2003, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.9 million and $2.1 million from the fair value of those investments at June 30, 2004 and December 31, 2003, respectively. Additional price declines could cause us to record additional impairment charges in future periods.

        Foreign Currency Risk.    A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the British pound. As of June 30, 2004, we had a contract cancellation obligation to Lonza of approximately $7.7 million as compared to $22.7 million as of December 31, 2003, which is payable in British pounds. A hypothetical 10% adverse change in exchange rates would result in an increase in the U.S. dollar value of this obligation of approximately $0.8 million at June 30, 2004 as compared to $2.3 million at December 31, 2003.

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

ITEM 4. Submission of Matters to Vote of Security Holders

        At our Annual Meeting of Stockholders, held on June 7, 2004, one matter, the election of directors, was voted upon. The following is tabulation of votes with respect to each nominee:

	Votes
Nominee
	For	Withheld
R. Scott Greer	67,322,597	230,131
M. Kathleen Behrens	64,542,695	3,010,033
Raju S. Kucherlapati	65,052,375	2,500,353
Kenneth B. Lee, Jr.	64,539,743	3,012,985
Mark B. Logan	62,270,717	5,282,011
Thomas G. Wiggans	65,048,678	2,504,050
Raymond M. Withy	67,261,776	290,952

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

(b)
Reports on Form 8-K

        We filed a Form 8-K on April 27, 2004, furnishing under "Item 12. Disclosure of Results of Operations and Financial Condition" a press release we issued on that date to report our financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

ABGENIX, INC. (Registrant)
/s/ RAYMOND M. WITHY Raymond M. Withy, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
/s/ BARBARA RICHING Barbara Riching Senior Director, Finance (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
ABGENIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ABGENIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ABGENIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (unaudited)
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