Form 10-Q
period 2004-09-30
ABGENIX INC
filed 2004-11-08
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004 there were 89,072,158 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,963	$19,141
Marketable securities	215,705	328,622
Interest receivable	1,436	3,096
Accounts receivable, net	835	2,174
Inventories	370	—
Prepaid expenses and other current assets	11,144	12,546
Total current assets	244,453	365,579
Property and equipment, net	229,914	246,277
Long-term investments	16,524	20,695
Goodwill	34,780	34,780
Identified intangible assets, net	61,451	83,716
Deposits and other assets	28,268	29,146
	$615,390	$780,193

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,994	$11,584
Deferred revenue	7,662	10,919
Accrued liabilities	17,013	13,974
Contract cancellation obligation	—	22,749
Accrued interest payable	311	2,061
Total current liabilities	35,980	61,287
Deferred rent	7,203	6,153
Convertible subordinated notes	249,876	200,000
Other long-term liabilities	6,370	—
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized
Series A-1 50,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference $50,000 at September 30, 2004 and December 31, 2003, respectively	49,869	49,869
Series A-2 50,000 shares issued and outstanding at December 31, 2003; liquidation preference $50,000 at December 31, 2003; no shares outstanding at September 30, 2004	—	49,868
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 88,858,422 and 88,262,457 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	972,240	968,922
Accumulated other comprehensive income	3,228	8,861
Accumulated deficit	(709,385)	(564,776)
Total stockholders’ equity	266,092	413,016
	$615,390	$780,193

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract revenue	$3,434	$1,957	$10,513	$10,463
Contract manufacturing revenue	—	—	1,325	—
Total revenue	3,434	1,957	11,838	10,463
Operating expenses:
Cost of goods manufactured	—	—	1,857	—
Research and development	29,978	26,008	94,583	66,500
Manufacturing start-up costs	6,351	10,282	16,487	63,127
Amortization of identified intangible assets, related to research and development	1,441	1,792	5,024	5,398
General and administrative	7,673	7,828	21,038	21,182
Impairment of intangible assets	—	—	17,241	1,443
Total operating expenses	45,443	45,910	156,230	157,650
Loss from operations	(42,009)	(43,953)	(144,392)	(147,187)
Other income (expense):
Interest and other income	1,347	2,036	4,831	8,010
Interest expense	(1,758)	(1,652)	(5,048)	(4,133)
Total other income (expense)	(411)	384	(217)	3,877

Loss before income tax expense	(42,420)	(43,569)	(144,609)	(143,310)
Foreign income tax expense	—	—	—	84
Net loss	$(42,420)	$(43,569)	$(144,609)	$(143,394)

Basic and diluted net loss per share	$(0.48)	$(0.50)	$(1.63)	$(1.63)

Shares used in computing basic and diluted net loss per share	88,845	87,962	88,609	87,865

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(144,609)	$(143,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,961	20,489
Amortization of identified intangible assets	5,024	5,398
Impairment of identified intangible assets	17,241	1,443
Amortization of debt issuance costs	943	896
Loss on sale and disposal of equipment	57	29
Changes for certain assets and liabilities:
Interest receivable	1,660	(132)
Accounts receivable	1,339	1,499
Inventories	(370)	—
Prepaid expenses and other current assets	1,402	(5,854)
Deposits and other assets	(74)	1,358
Accounts payable	(590)	(15,167)
Deferred revenue	(3,257)	3,827
Accrued liabilities	3,266	7,832
Contract cancellation obligation	(22,749)	21,191
Accrued interest payable	(1,750)	(1,765)
Deferred rent	1,050	1,297
Other long-term liabilities	6,370	—
Net cash used in operating activities	(112,086)	(101,053)

Investing activities
Purchases of marketable securities	(200,955)	(255,087)
Maturities of marketable securities	46,719	40,533
Sales of marketable securities	265,708	153,361
Purchases of property and equipment	(6,885)	(27,636)
Sale of equipment	3	11
Net cash provided by (used in) investing activities	104,590	(88,818)

Financing activities
Net proceeds from issuances of common stock	3,318	1,728
Net cash provided by financing activities	3,318	1,728
Net decrease in cash and cash equivalents	(4,178)	(188,143)
Cash and cash equivalents at beginning of period	19,141	207,974
Cash and cash equivalents at end of period	$14,963	$19,831

See accompanying notes

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information or footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 and accompanying notes included in the Company’s annual report as filed on Form 10-K with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or for any other future period.

Foreign Exchange – Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency.  The aggregate exchange gain/loss included in determining net loss was an exchange loss of $304,000 and $758,000, respectively, in the three and nine months ended September 30, 2004 compared to an exchange loss of $256,000 and $82,000, respectively, in the three and nine months ended September 30, 2003.

Consolidation - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (the “Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The Interpretation was effective immediately for variable interests created after January 31, 2003.  The Company adopted the remaining provision of the Interpretation, pertaining to variable interests existing prior to January 31, 2003, in the quarter ended March 31, 2004.  The adoption of the Interpretation did not have a material impact on the results of operations and the financial position of the Company.  Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company receives payments from customers for license, option, service and milestone fees, as well as for contract manufacturing the Company performs.  These payments, which are generally non-refundable, are recognized as revenue or reported as deferred revenue until they meet the criteria for revenue recognition.  The Company recognizes revenue when (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable and (4) the collectibility is reasonably assured, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”.  In addition, the Company has followed the following principles in recognizing revenue:

•      Abgenix enters into revenue arrangements with multiple deliverables in order to meet its customer’s needs.  For example, the arrangements may include a combination of up-front fees, license payments, joint development revenue, research services, milestone payments, future royalties and manufacturing arrangements.  Multiple element revenue agreements entered into on or July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists.  Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition.  Generally, the revenue recognition guidance applicable to the last deliverable is followed for the combined unit of accounting.  For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined.  Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

•      Abgenix has joint development arrangements under which Abgenix and its collaborative partners share the costs of developing and commercializing antibody therapeutic product candidates equally.  In periods where Abgenix incurs more costs under the arrangement than the collaborative partner, Abgenix records contract revenue for the services rendered.  In periods where the collaborative partner incurs more costs under the arrangement than Abgenix, Abgenix records expense for the services received.

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

•      Contract manufacturing fees the Company receives under its production services agreements are recognized when the manufacture of an antibody product candidate is complete, and the antibody product candidate is released and delivered, as defined in the relevant agreement.

Stock-Based Compensation - The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee stock options granted at fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The following table illustrates what the net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net loss	$(42,420)	$(43,569)	$(144,609)	$(143,394)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(10,368)	(15,058)	(34,778)	(46,950)
Pro forma net loss as if the fair value based method had been applied to all awards	$(52,788)	$(58,627)	$(179,387)	$(190,344)

Basic and diluted net loss per share as reported	$(0.48)	$(0.50)	$(1.63)	$(1.63)

Pro forma basic and diluted loss per share	$(0.59)	$(0.67)	$(2.02)	$(2.17)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.59%	3.13%	3.39%	2.98%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	0.90	0.96	0.90	1.01
Weighted-average expected life of option (years)	5.71	5.55	5.63	5.53

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

Reclassifications - Certain prior period balances may have been reclassified to conform to the current period presentation.

2.             Comprehensive Income (Loss)

Other comprehensive income/(losses) consist of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(42,420)	$(43,569)	$(144,609)	$(143,394)
Other comprehensive income (loss):
Unrealized holding losses arising during period	(1,648)	(1,231)	(5,633)	(303)

Comprehensive loss	$(44,068)	$(44,800)	$(150,242)	$(143,697)

3.             Impairment of Identified Intangible Assets and Balances

In the quarter ended June 30, 2004, management determined that an impairment of the Company’s acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc.  The Company decided to focus its resources on other research and development projects and decided to wind down its catalytic antibody program.  Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, management further determined in the quarter ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote.  As a result of this determination, the Company recorded an impairment charge of $17.2 million in the quarter ended June 30, 2004.

In the quarter ended March 31, 2003, the Company decided to discontinue the development of anti-properdin antibodies.  As a result, the Company recorded an impairment charge of $1.4 million for previously capitalized costs related to licenses and research funding for the development of therapeutic antibodies to the complement protein properdin, which the Company licensed from Gliatech, Inc.  Such charge is included in the nine month period ended September 30, 2003.

Identified intangible assets consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
As of September 30, 2004:
Acquisition-related developed technology	$85,143	$24,847	$60,296
Other intangible assets	1,442	287	1,155
Identified intangible assets	$86,585	$25,134	$61,451

As of December 31, 2003:
Acquisition-related developed technology	$106,183	$23,689	$82,494
Other intangible assets	1,442	220	1,222
Identified intangible assets	$107,625	$23,909	$83,716

Amortization of acquisition-related intangibles was approximately $1.4 million and $5.0 million, respectively, for the three and nine months ended September 30, 2004 and $1.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 2003.  Amortization of other intangible assets was approximately $22,000 and $67,000, respectively, for the three and nine months ended September 30, 2004 and $22,000 and $90,000, respectively, for the three and nine months ended September 30, 2003.

Expected amortization expense related to identified intangible assets for the three-month period from October 1, 2004 to December 31, 2004, and each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Acquisition-related intangibles	$1,418	$5,674	$5,674	$5,674	$5,676	$36,180	$60,296
Other intangible assets	$23	$90	$90	$90	$90	$772	$1,155

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

Upon the occurrence of certain events of default, (1) the holder of the convertible subordinated note shall have the right to make the entire outstanding principal amount of the note due and payable and (2) if the event of default is a payment default, quarterly interest payments shall begin to accrue on the convertible subordinated note at a default rate equal to the 10-year U.S. treasury rate plus three percent (3%) compounded annually.  Events of default for purposes of this provision include, but are not limited to, the following (i) a failure to make a required payment, or a breach by the Company of any of the Company’s other obligations under, the Series A-1 preferred stock, the convertible subordinated note or any subordinated promissory note that may be issued by the Company in the circumstances described below under “Aggregate ownership limitation”; (ii) a breach of the Company of specified obligations under the securities purchase agreement with AstraZeneca; (iii) the securities purchase agreement, or any other agreement or instrument contemplated by the securities purchase agreement, is asserted by the Company not to be a legal, valid and binding instrument; (iv) certain bankruptcy and insolvency events involving the Company; and (v) a cross-acceleration of $25 million or more of other indebtedness of the Company.

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

5.             Inventories

Inventories consist of materials related to a production service agreement with a collaborator.  Inventory cost is computed on a weighted-average cost basis and stated at lower of cost or market.  Inventories at period end were as follows (in thousands):

	September 30, 2004	December 31, 2003

Raw material	$42	$—
Finished goods	328	—
	$370	$—

6.             Other Long-Term Liabilities

In 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen Inc., for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody directed against epidermal growth factor receptor (EGFr) the Company created.  The parties amended this agreement in October 2003.  Under the amended agreement, Immunex has decision-making authority for development and commercialization activities.  As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of panitumumab.  Under the amended agreement, Immunex is required to make available up to $60.0 million in advances that the Company may use to fund a portion of its share of development and commercialization costs for panitumumab after the Company has contributed $20.0 million toward development costs in 2004.  As of September 30, 2004, the Company has a carrying balance of $6.4 million under this facility consisting of $6.3 million in advances and $104,000 of interest accrued at the contract rate of 12% per annum.  The Company has notified Immunex of its intent to draw a cash advance of an additional $13.3 million.  The Company expects to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit.  The amount and timing of the use of the facility is dependent on the development and related activities directed by Immunex and their cost.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, the Company is not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

7.             Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended September 30, 2004	2 customers, 69% and 10%, respectively
Nine months ended September 30, 2004	4 customers, 26%, 26%, 24% and 14%, respectively
Three months ended September 30, 2003	2 customers, 71% and 13%, respectively
Nine months ended September 30, 2003	3 customers, 29%, 26% and 12%, respectively

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

We are co-developing our most advanced proprietary product candidate, panitumumab (formerly known as ABX-EGF), with Immunex Corporation, a wholly-owned subsidiary of Amgen Inc.  Panitumumab is in pivotal trials, and we have two product candidates in early stage clinical trials.  In addition, we have entered into a variety of contractual arrangements with pharmaceutical, biotechnology and genomics companies involving our technologies. We use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

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

Under our collaboration agreement with AstraZeneca, we are obligated to provide preclinical and clinical research support for the development of up to 36 product candidates by AstraZeneca and have the opportunity to co-develop products with AstraZeneca.

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

We have incurred net losses since we were organized as an independent company, including a net loss of $144.6 million for the nine months ended September 30, 2004.  We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets.  We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

As of September 30, 2004, we had cash, cash equivalents and marketable securities of $230.7 million.  The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent.  We plan to continue to make significant expenditures to staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials.  These activities may result in increases in our operating expenses over the next few years.

Summary of Contractual Arrangements

We have entered into a variety of contractual arrangements covering numerous antigens with more than thirty customers to use our XenoMouse® and XenoMax™ technologies to generate and/or develop the resulting fully human antibodies.  Pursuant to our XenoMouse contracts, we and our customers intend to generate antibodies for development as product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, growth factor modulation, neurological diseases, metabolic diseases and infectious diseases.  We have also entered into contracts with two customers to provide process sciences and manufacturing services.  We expect that substantially all of our revenues for the foreseeable future will result from payments under these and other contracts. We have also licensed technology from third parties for use in conjunction with our proprietary technologies.  The terms of our current contractual arrangements vary, but can generally be categorized as follows:

•              Proprietary Product Development—In 2000, we entered into a joint development and commercialization agreement with Immunex for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody directed against EGFr we created.  We amended this agreement in October 2003.  Under the amended agreement, Immunex has decision-making authority for development and commercialization activities.  As under the original agreement, we are obligated to pay 50% of the development and commercialization costs and are entitled to receive 50% of any profits from sales of panitumumab.  Under the amended agreement, Immunex is required to make available up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab after we have contributed $20.0 million toward development costs in 2004.  As of September 30, 2004, we had a carrying balance of $6.4 million under this facility consisting of $6.3 million in advances and $104,000 of interest accrued at the contract rate of 12% per annum.  We have notified Immunex of our intent to draw a cash advance of an additional $13.3 million and we intend to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit.  The amount and timing of our use of the facility is dependent on the development and related activities directed by Immunex and their cost.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization. Under a separate agreement with Immunex, we are manufacturing clinical supplies for the collaboration and will manufacture commercial supplies for the first five years after commercial launch, with Immunex’s support and assistance.  The costs of manufacturing clinical and commercial supplies are also shared.  We have entered into co-development and commercialization arrangements for the development of proprietary products that are in various early stages with other collaborators, including U3 Pharma, Microscience Limited, Sosei Co., Ltd., Dendreon and Chugai.  Development activities under these agreements are in various early stages.

•              Oncology Alliance—We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer.  This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized exclusively worldwide by AstraZeneca.  We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets, and have initiated research programs for several of them.  To date, we and AstraZeneca have selected twelve targets for inclusion in the collaboration, including several for which we had pre-existing preclinical programs.  For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales.  AstraZeneca may make milestone payments to us of up to $51 million per candidate drug that is developed under the agreement, and for any drug we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million.  Under the agreement, we also may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, and would be compensated for those activities at competitive market rates.  The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further develop on an equal cost and profit sharing basis.  Subject to a number of exceptions, we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in the field of oncology during a three-year target selection period.  These exceptions include among others, work on antibodies directed at antigens that are or become subject to existing collaborations and antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services.  In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix securities.  Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million in our convertible preferred stock.  In addition, AstraZeneca has the first right to review the clinical data from our Phase 1 clinical trial of ABX-MA1 and to negotiate terms for the development of this product candidate.

•              Antigen Sourcing Contracts—We have entered into several target sourcing contracts with genomics and biopharmaceutical companies that may enable us to generate a pipeline of proprietary fully human antibody therapeutic product candidates. Typically, pursuant to these contracts we generate fully human antibodies to the antigens provided or identified by our collaborators. The contracts typically contain provisions that allow either us or our collaborator to evaluate and select particular antibodies from the pool of generated antibodies for further development and commercialization. The party selecting an antibody for further development or commercialization will generally pay to the other party license fees, milestone payments and royalty payments on any eventual product sales, in exchange for rights to develop and commercialize the product. In connection with these arrangements, we may also agree to make an equity investment in collaborators for strategic reasons. For example, we have made equity investments in CuraGen Corporation in connection with our collaboration with CuraGen.

•              Technology Out-Licensing—We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigens provided by the customer.  Pursuant to these contracts, we and our customers intend to generate antibody product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, growth factor modulation, neurological diseases, metabolic diseases and infectious diseases.  In some cases in which we license XenoMouse technology, we provide our mice to the customer, which then carries out immunizations with its specific antigens. In other cases, we immunize the mice with the customer’s antigens for additional compensation.  We may also use our XenoMax technology on the customer’s behalf.  The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen if our customer takes the antibody into development and ultimately to commercialization. Additionally, our license agreements entitle us to receive royalties on any future product sales by the customer.  We also have the right of first offer with regard to production services for antibodies developed pursuant to certain of these agreements.  We may also agree to make equity investments in some of our customers, or they may agree to make equity investments in us, in connection with these licensing arrangements. As of September 30, 2004, we had entered into one agreement in which we licensed our SLAM technology to one party on a non-exclusive basis for the purpose of generating and using antibodies other than antibodies derived from XenoMouse technology or other technology that involves the use of non-human animals, and on a co-exclusive basis for the purpose of antigen discovery.  We currently do not intend to license our SLAM technology for use by any other parties.  We have also entered into an agreement in which we exclusively licensed to one party rights under patent applications and patents held by us to develop and commercialize therapeutic antibodies to parathyroid hormone-related protein.

•              Production Services Contracts—We have entered into contracts with two customers for process sciences and manufacturing services.  One of these contracts is related to an antibody product candidate that we developed with the customer pursuant to an existing antigen sourcing contract.  Under this contract we are delivering a variety of process development, cell banking and manufacturing services for selected antibody product candidates.  The other contract related to an antibody the customer developed under a XenoMouse license agreement. The agreements provide for the customer to pay us certain fees for production services.  Under one of these agreements we will be entitled to royalties on the sale of products subject to the agreement.  We also have the right of first offer with regard to production services for additional antibodies developed by one of these customers.  We are seeking to enter into agreements to provide process sciences and manufacturing services to other existing and new customers to absorb production services capacity we are not using for our proprietary product candidates; however, we do not expect to enter into any such agreements in the near term.

•              Technology In-Licensing—We also license technology from other parties that we use in conjunction with our proprietary technology to develop, manufacture and commercialize therapeutic antibody candidates. The other party may also agree to produce antibody therapeutic candidates for us using its own technology.  For example, we have entered into license and option agreements with ImmunoGen, Inc. pursuant to which we may develop and commercialize products based upon certain proprietary immunotoxins.  These agreements often obligate us to pay license fees, and milestone payments and royalty fees to the counterparty upon the occurrence of specified conditions, including upon our sale of products derived from use of the licensed technology. We may also agree to make an equity investment in the other party for strategic reasons in connection with these arrangements. For example, we purchased shares of common stock of ImmunoGen in connection with our agreement with that company.

Summary of Product Development

As of September 30, 2004, three of our antibody therapeutic product candidates were in ongoing clinical trials.

•              Panitumumab (ABX-EGF).  Our leading proprietary antibody therapeutic product candidate is panitumumab.  Generated using our technology, panitumumab is a fully human antibody therapeutic product directed against EGFr and a candidate for the treatment of a variety of solid tumors. We are co-developing this candidate with Immunex under a development and commercialization agreement.  The status of clinical trials of panitumumab is as follows:

•              Various cancers—We initiated a Phase 1 clinical trial for panitumumab in various solid tumors in July 1999.  In 2003, we expanded enrollment to investigate additional panitumumab dose levels and schedules of administration.  Enrollment is closed and treatment is ongoing.

•              Renal cell cancer—We initiated a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with renal cell cancer in April 2001 and enrollment is closed and treatment is ongoing.

•              Non-small cell lung cancer— Immunex initiated a Phase 2 clinical trial for panitumumab in advanced non-small cell lung cancer in combination with standard chemotherapy, compared to standard chemotherapy alone, in July 2001.  Enrollment is closed and treatment is ongoing.  Interim data from Part 1 of this Phase 2 study were presented at the conference of the American Society of Clinical Oncology on June 5, 2004 and demonstrated that frontline therapy with panitumumab was generally well-tolerated in combination with paclitaxel and carboplatin in patients with advanced non-small cell lung cancer.  Nineteen patients were enrolled into three groups and were administered panitumumab weekly for up to eight 6-week cycles, in combination with paclitaxel and carboplatin administered every three weeks, for up to six 3-week cycles:  six subjects were administered panitumumab at a dose of 1.0 mg/kg/week, seven subjects were administered panitumumab at a dose of 2.0 mg/kg/week, and six subjects were administered panitumumab at a dose of 2.5 mg/kg/week.  Five of 19 patients had objective responses (one complete, four partial).  In this small study of 19 patients, the observed median time to progression was six months and the observed median overall survival was 17 months.  The most common adverse event seen in this study was skin rash, but the incidence of grade 3 skin rash did not appear to increase with panitumumab dose.  Part 2 of this study, which is fully enrolled with 175 patients, compares time to progression for patients receiving panitumumab plus chemotherapy to that for patients receiving chemotherapy alone as frontline therapy for advanced non-small cell lung cancer.

•              Colorectal cancer— Immunex initiated a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy in December 2001.  Enrollment is closed and treatment is ongoing.  Interim data from this Phase 2 study were presented at the annual conference of the American Society for Clinical Oncology on June 6, 2004 and demonstrated that panitumumab has antitumor activity when administered as a single-agent treatment to patients with metastatic colorectal cancer who have failed chemotherapy.  The interim analysis, which was an update of results announced in June 2003, showed that patients with measurable metastatic colorectal cancer which expressed the epidermal growth factor receptor experienced partial responses.  The study included 148 patients who were previously treated with fluoropyrimidine (with or without leucovorin), and either irinotecan or oxaliplatin, or both.  Patients received 2.5 mg/kg of panitumumab by weekly intravenous infusion in 8-week treatment cycles until disease progression or unacceptable toxicity.  Tumor responses were confirmed at least four weeks after the initial response was observed.

Treatment with panitumumab resulted in a partial response in 15 of the 148 patients (10%) with a median duration of response of 5.2 months, and no complete responses.  Stabilization of disease was observed in 56 of the 148 patients (38%) with a median duration of stable disease of 3.8 months.  Median overall time to progression was two months and median overall survival time was 7.9 months.  Exploratory subgroup analyses comparing patients who had received two prior chemotherapy agents, (80 patients), versus those who had received three prior chemotherapy agents (68 patients), demonstrated similar response rates of 11% and 9%, respectively.

In the interim analysis, panitumumab was generally well-tolerated, with skin rash as the most common side effect: 95% experienced a skin rash and 4% experienced a grade 3 skin rash.  Other side effects experienced by some patients were fatigue, nausea and diarrhea.  One patient had a grade 3 infusion-related reaction related to panitumumab, which did not result in discontinuation of panitumumab.  There were no instances of anaphylaxis.  In the 110 patients for which samples were available for testing, no human antihuman antibodies (HAHAs) were observed.

•              Immunex initiated a separate Phase 2 clinical trial in January 2002 evaluating the effect of panitumumab in combination with irinotecan-containing regimens, as first-line treatment in patients with metastatic colorectal cancer. Enrollment is closed and treatment is ongoing.

In January 2004, Immunex initiated a pivotal study of panitumumab as third-line monotherapy in patients with metastatic colorectal cancer.  The trial initiation followed the receipt of a Special Protocol Assessment letter from the U.S. Food and Drug Administration, or FDA, endorsing the design of the trial to support a regulatory submission for potential accelerated approval.  Enrollment in this trial, which has begun, is proceeding more slowly than originally anticipated.  Immunex also initiated a second pivotal study in Europe in support of a global registration program.  Enrollment in this study is proceeding as anticipated.

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

•              Immunex has initiated an additional study to evaluate panitumumab in various sub-populations, including metastatic colorectal cancer patients with tumors having low or undetectable levels of EGFr.  Enrollment is ongoing.

•              ABX-MA1.  Generated using our technology, ABX-MA1 is a fully human antibody therapeutic product candidate for the treatment of a variety of cancers.  We filed an investigational new drug application, or IND, in December 2001 and initiated a Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-MA1 in patients with metastatic melanoma in February 2002.  Enrollment is closed and treatment is complete.

•              ABX-PTH.  Generated using our technology, ABX-PTH, or ABX-10241, is a fully human antibody therapeutic product candidate for the treatment of a secondary hyperparathyroidism.  We filed an IND in December 2003 and initiated a Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-PTH in patients with secondary hyperparathyroidism in February 2004.  Enrollment is ongoing.

Preliminary results from an interim analysis of this ongoing study were presented during a poster presentation at the 26th Annual Meeting of the American Society for Bone and Mineral Research on October 3, 2004.  In the Phase 1 study, five patients received a single dose of placebo, four patients received 30 mg of ABX-PTH and eight patients received 100 mg of ABX-PTH by intravenous bolus injection.  At the 100 mg dose, suppression of parathyroid hormone was sustained below 300 pg/mL in 88 percent of patients one week after dosing.  ABX-PTH treatment resulted in dose dependent suppression of parathyroid hormone and a dose dependent reduction in serum calcium.  Intravenous bolus administration was well tolerated and no drug-related adverse events were reported.  We expect to launch a multiple dose phase 1 study of ABX-PTH by the first quarter of 2005.

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

We have entered into a broad collaboration with AstraZeneca for the development of antibody therapeutics for the treatment of oncology pursuant to which we have an opportunity to co-develop products with AstraZeneca, as well as provide preclinical and clinical research support for the development of product candidates by AstraZeneca.  In addition, we have entered into co-development agreements for the joint development of antibody product candidates with a variety of companies including U3, Microscience, Dendreon, Chugai and Sosei.  We intend to enter into additional joint development agreements for other product candidates.

We will expend significant capital to conduct clinical trials or share in the costs of conducting clinical trials for our proprietary product candidates.  These activities may result in increases in our operating expenses over the next few years.

In addition to our proprietary antibody therapeutic product candidates in clinical trials, there are four customer-developed antibodies generated with XenoMouse technology in clinical trials as follows:

•              Pfizer Inc.—We generated three XenoMouse-derived fully human antibody therapeutic product candidates that Pfizer has advanced into clinical trials, including one that targets cytotoxic T lymphocyte-associated antigen 4 (CTLA-4) and one that targets activated type 1 insulin-like growth factor receptors (IGF-1R).  The indication for the third product candidate has not been disclosed.  Two of the product candidates are currently in phase 1 evaluation and one has advanced to phase 2 evaluation.

•              Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to the receptor activator of nuclear factor kappa B ligand (RANKL) that Amgen has advanced into a pivotal clinical trial as AMG162 as a potential treatment for bone loss.

Results of Operations

Three Months and Nine Months Ended September 30, 2004 and 2003

Contract Revenues.

Contract revenues totaled $3.4 million and $10.5 million, respectively, in the three months and nine months ended September 30, 2004, compared to $2.0 million and $10.5 million, respectively, in the comparable 2003 periods. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict.

The primary components of contract revenues for both periods were as follows:

•              Technology Licensing

We recognized a total of $2.8 million and $8.8 million, respectively, in the three and nine months ended September 30, 2004, compared to $2.0 million and $9.7 million, respectively, in the comparable 2003 periods, from licensing our proprietary technologies.  Technology licensing included various fees, such as research license and service fees, product license fees, product development and research milestone payments and option fees.  Revenue consisted primarily of the following:

•              Chugai – In the nine months ended September 30, 2003, we recognized $3.0 million under an agreement with Chugai in which we exclusively licensed to Chugai rights to methods of treatment of certain diseases with an antibody.

•              Additionally, in the three and nine months ended September 30, 2004 and 2003, we recognized various fees, such as research milestone payments, research license and services fees, product license fees, product development and option fees, under technology license agreements.  We recognized fees from several collaborators, primarily from: Amgen and Pfizer in the three months ended September 30, 2004; Pfizer, Amgen and Abbott in the nine months ended September 30, 2004; and Pfizer and Amgen in the three and nine months ended September 30, 2003.

•              Proprietary Product Development

We recognized $318,000 in the three and nine months ended September 30, 2004, compared to $38,000 and $723,000, respectively, in the comparable 2003 periods, pursuant to our joint development and commercialization agreements.  In the three and nine months ended September 30, 2004, the revenues consisted of reimbursement of development costs for the panitumumab program.  The revenue increase in the three months ended September 30, 2004 as compared to the same period in 2003, was due to our development costs exceeding the development costs of our collaborator, Immunex.  In the three and nine months ended September 30, 2003, the revenues consisted of reimbursement of development costs from the development of ABX-CBL.  Revenue decreased in the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to the discontinuation of the ABX-CBL program in 2003.  We expect revenues pursuant to our joint development and commercialization agreements will continue to be less in 2004 as compared to 2003 as we expect our collaborator’s costs for the panitumumab development program to exceed our costs and because of the discontinuance of the ABX-CBL development program.

•              Non-manufacturing Production Services

We recognized a total of $326,000 and $1.4 million, respectively, in revenues during the three and nine months ended September 30, 2004 for production services.  These revenues consisted primarily of process sciences services and were generated from one of our product services agreements.  We did not recognize any revenues from production services during the three and nine months ended September 30, 2003.

Contract Manufacturing Revenues.

Contract manufacturing revenues totaled zero and $1.3 million, respectively, in the three and nine months ended September 30, 2004.  These revenues consisted primarily of manufacturing services for the manufacture of an antibody product for a customer under a production services agreement.  In the three and nine months ended September 30, 2003, we did not recognize any revenues from manufacturing services.

Cost of Goods Manufactured.

Cost of goods manufactured was zero and $1.9 million in the three and nine months ended September 30, 2004.  Cost of goods manufactured included material, direct labor, outside testing and overhead costs associated with manufacturing an antibody product for a customer under a production services agreement.  In the three and nine months ended September 30, 2003, we did not have any cost of goods manufactured.

Research and Development Expenses.

Research and development expenses were $30.0 million and $94.6 million, respectively, in the three and nine months ended September 30, 2004, compared to $26.0 million and $66.5 million, respectively, in the comparable 2003 periods. The major components of research and development expenses were as follows (in thousands):

Research and Development:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Product development	$21,961	$18,223	$67,112	$39,534
Research	7,939	7,593	25,086	24,542
In-licensing	78	192	2,385	2,424
Total research and development costs	$29,978	$26,008	$94,583	$66,500

Product development costs include costs of preclinical development, cell line development, manufacturing and conducting clinical trials for our proprietary product candidates.  Additionally, product development includes costs related to cell line development activities we perform under our production services contracts.  The primary components of product development include the costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation.  In the three and nine months ended September 30, 2004, our product development costs increased in comparison to the same periods in 2003, primarily due to a significant increase in the development costs for the panitumumab program.  To a lesser extent the increase was due to costs related to new preclinical and clinical product candidates including ABX-PTH.  Product development costs can vary from period to period significantly depending on the development activities in the period.  Overall, we expect costs associated with product development in 2004 to be higher than 2003 as we and our co-developer Immunex initiate new trials and add patients to our existing panitumumab clinical trials.

Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities.  Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies.  The primary components of research costs include the costs of Abgenix personnel, facilities, including depreciation, and lab supplies.  Our research costs have generally remained at the same levels in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

In-licensing costs include costs to acquire licenses to develop and commercialize various technologies and molecules.  In the three months ended September 30, 2004, in-licensing costs decreased as compared to the same period in 2003.  In-licensing cost can vary from period to period.  In-licensing costs in the nine months ended September 30, 2004 were comparable to the same period in 2003.

Major components of research and development costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

•              Costs of Abgenix Personnel—Costs of Abgenix personnel to support research and development activities increased 37% and 24%, respectively, in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  Personnel costs primarily include salary, fringe benefits, recruiting and relocation costs.  The increase was primarily due to increased personnel costs for process sciences and preclinical research, and increased use of our manufacturing facility for development activities, including process validation for the manufacture of our conformance lots.

•              Consulting and Outside Contractors—Costs of consulting and outside contractors to support research and development activities decreased 36% and 12%, respectively, in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  The decrease was primarily due to a reduction of activities performed by outside contractors related to toxicology studies.  The decrease was offset in part by increased clinical trial activities for panitumumab.

•              Clinical Research Fees—Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, increased 27% and 34%, respectively, in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  The increase was primarily due to increased clinical trial activities for panitumumab and ABX-PTH.

•              Drug Supply Costs—Drug supply costs increased 53% and 197%, respectively, in the three and nine months ended September 30, 2004 as compared to the same period in 2003.  The increase was primarily due to the increased production of panitumumab resulting from the expansion of the panitumumab clinical program.

•              Co-development costs—Co-development costs, which primarily consist of reimbursement to Immunex for our share of panitumumab development costs, decreased 100% in the three months ended September 30, 2004 and increased 14% in the nine months ended September 30, 2004 as compared to the same periods in 2003.  In the three months ended September 30, 2004, we did not incur co-development costs associated with reimbursement to Immunex because our costs related to development of panitumumab exceeded the development costs incurred by Immunex.  The increase in the nine months ended September 30, 2004 was primarily related to cost sharing for activities performed by Immunex associated with the co-development of panitumumab.  The increase was also due to our increased activities for clinical trials related to the development of panitumumab.

•              Facility and Other Overhead Related Costs—These costs, which primarily consist of depreciation, rent and other facility related costs, increased 50% and 52%, respectively, in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  The increase was primarily related to increased use of our manufacturing facility for development activities, including process validation activities related to the manufacture of panitumumab conformance lots.

The clinical trial status of product candidates included in product development costs is as follows as of September 30 for each of the years indicated:

Proprietary Product Candidate		Clinical Trial Status as of September 30,
	Indication	2004	2003

Panitumumab (ABX-EGF)	Various cancers	Phase 1	Phase 1
	Renal cell cancer	Phase 2	Phase 2
	Non-small cell lung cancer	Phase 2(1)	Phase 2(1)
	Metastatic Colorectal cancer	Phase 2(1)	Phase 2(1)
	Metastatic Colorectal cancer (with chemotherapy)	Phase 2(1)	Phase 2(1)
	Prostate cancer	Phase 2	Phase 2
	Metastatic Colorectal cancer (outside the US)	Pivotal(1)
	Metastatic Colorectal cancer	Pivotal(1)
ABX-MA1	Metastatic melanoma	Phase 1	Phase 1
ABX-PTH	Secondary hyperparathyroidism	Phase 1

(1)           Clinical trial managed by Immunex.

Manufacturing Start-Up Costs.

Manufacturing start-up costs were $6.4 million and $16.5 million, respectively, in the three and nine months ended September 30, 2004, compared to the $10.3 million and $63.1 million, respectively, in the comparable 2003 periods.  Manufacturing start-up costs include certain costs associated with our new manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.  The primary component of this cost in the three and nine months ended September 30, 2003 was a fee of approximately $28.0 million for the negotiated cancellation of a manufacturing supply agreement with an outside contractor, Lonza Biologics plc.  The manufacturing agreement was for a production suite held exclusively for us, which we were not using.  In addition to the absence of the cancellation fee in 2004, the decrease in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to the increased use of our manufacturing facility for the manufacture of panitumumab and other development activities, including process validation for the manufacture of panitumumab conformance lots.

We expect to continue to incur manufacturing start-up costs until the facility is operating closer to full utilization.  For the year ending December 31, 2004, we expect manufacturing start-up costs to decrease compared to 2003 as a result of expensing the Lonza cancellation fee in 2003 and the increased utilization of the facility in 2004.

Amortization of Identified Intangible Assets.

Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) we acquired through the acquisitions of Abgenix Biopharma and IntraImmune in 2000 and JT America’s interest in Xenotech in 1999.  Amortization of intangible assets totaled $1.4 million and $5.0 million, respectively, for the three and nine months ended September 30, 2004 and $1.8 million and $5.4 million for the three and nine months ended September 30, 2003.  The decrease in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was due to a reduction in intangible assets due to the write-off in the second quarter of 2004 of the remaining value of the catalytic antibody technology that we acquired through the acquisition of Hesed Biomed Inc. in 2001.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting, facilities, including depreciation, and other expenses related to legal, finance and information systems.  General and administrative expenses totaled $7.7 million and $21.0 million, respectively, in the three and nine months ended September 30, 2004 and $7.8 million and $21.2 million, respectively, in the three and nine months ended September 30, 2003.  We expect general and administrative costs in the fourth quarter of 2004 to remain at similar levels as compared to the first three quarters in 2004.

Impairment of Intangible Assets

In the second quarter of 2004, we determined that an impairment of the Company’s acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc.  We decided to focus our resources on other research and development projects and decided to wind down our catalytic antibody program.  Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined in the quarter ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote.  As a result of this determination, we recorded an impairment charge of $17.2 million.

In the first quarter of 2003, we decided to discontinue the development of anti-properdin antibodies.  As a result, we recorded an impairment charge of $1.4 million for previously capitalized costs related to licenses and research funding for the development of therapeutic antibodies to the complement protein properdin, which we licensed from Gliatech, Inc.

Interest and Other Income.

Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income decreased to $1.3 million and $4.8 million, respectively, in the three and nine months ended September 30, 2004, compared to $2.0 million and $8.0 million, respectively, in the comparable 2003 periods.  The decrease was primarily the result of lower interest rates, and lower average cash, marketable securities and cash equivalent balances.

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible subordinated notes due 2007.  In the three and nine months ended September 30, 2004, interest expense increased to $1.8 million and $5.0 million, respectively, as compared to $1.7 million and $4.1 million in the same period in 2003, as a result of a decrease in the amount of capitalized interest.  The amount of interest capitalized decreased in the three and nine months ended September 30, 2004 compared to the same periods in 2003 because we placed into service a portion of our manufacturing facility in the second quarter of 2003 when we began manufacturing antibody therapeutic candidates in that portion of the facility.  Interest expense was capitalized in the amount of $0.4 million and $1.3 million, respectively, in the three and nine months ended September 30, 2004, compared to $0.4 million and $2.1 million, respectively, in the comparable 2003 periods.  For each future quarterly period, we expect to record approximately $1.8 million of interest expense related to our convertible subordinated notes due 2007 until the debt matures, until we redeem or repurchase the debt or until all or part of the debt is converted into shares of our common stock.  Additionally, we will record interest at 12% on the amounts we draw on our credit facility with Immunex until we repay the balance in full.  For the quarter ended September 30, 2004, the amount of interest expense recorded was $104,000.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

Foreign Income Tax Expense.

Foreign income tax expense was recorded reflecting an income tax provision on foreign contract research projects of zero in both the three and nine months ended September 30, 2004, compared to zero and $84,000, respectively, in comparable 2003 periods.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents and marketable securities of approximately $230.7 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had an aggregate fair value of $16.5 million at September 30, 2004.

Cash Used in Operating Activities.  Net cash used in operating activities was $112.1 million and $101.1 million in the nine months ended September 30, 2004, and 2003, respectively. The major components of the change in cash used in operating activities in the nine months ended September 30, 2004, compared to the same period in 2003, were primarily the following:

•      An increase of $16.4 million in payments pursuant to the Lonza contract cancellation obligation.  As of September 30, 2004, we had no remaining obligations to Lonza.

•      An increase of $6.4 million in research and development and manufacturing start-up costs, not including the Lonza contract cancellation charge in 2003, amortization of identified intangible assets and depreciation related to the development of new products.

•      A decrease of $5.9 million in customer payments due primarily to the timing of payments received under our contracts.

•      An increase in our liability to Immunex of $6.4 million under the joint development agreement.

•      Accounts payable decreased $14.6 million less during the first nine months of 2004 than during the same period in 2003.

•      Prepaid expenses and other current assets, net decreased $7.3 million more during the first nine months of 2004 than during the same period in 2003.

Cash Provided by and Used in Investing Activities.  Net cash provided by investing activities was $104.6 million in the nine months ended September 30, 2004, compared to $88.8 million of net cash used in investing activities in the nine months ended September 30, 2003. Net cash provided by and used in investing activities consisted primarily of the following:

•      Capital expenditures of $6.9 million and $27.6 million in the nine months ended September 30, 2004 and 2003, respectively. The investments in 2004 reflect primarily investment in construction in progress and equipment for our manufacturing facility and investments in lab equipment.  The investments in 2003 reflect primarily investment in construction in progress and equipment for our new manufacturing facility.

•      Sales and maturities, net of purchases, of marketable securities of $111.5 million during the nine months ended September 30, 2004, compared to purchases, net of sales and maturities of marketable securities of $61.2 million during the same period in 2003.

Cash Provided by Financing Activities.  During the nine months ended September 30, 2004 and 2003, net cash provided by financing activities was $3.3 million and $1.7 million, respectively, consisting of proceeds from the issuance of our common stock upon exercise of stock options and pursuant to our employee stock purchase plan.

In October 2003, in connection with a collaboration agreement, we entered into a securities purchase agreement with AstraZeneca. Pursuant to the agreement, we issued to AstraZeneca $50.0 million of Series A-1 convertible preferred stock and $50.0 million of Series A-2 convertible preferred stock.  The net proceeds from the securities were $99.7 million.  Pursuant to its terms, the Series A-2 preferred stock was redeemed at the option of AstraZeneca in February 2004 and we issued AstraZeneca a convertible subordinated note with a principal amount of $50.0 million, which matures on October 29, 2013.  No interest is payable on the note except in the event of a payment default by us.  The Series A-1 preferred stock matures seven years from the date of issuance.  Due to the redemption feature, we do not record the redeemable convertible preferred stock in stockholders’ equity on our consolidated balance sheet.  Subject to various terms and conditions, if a certain milestone event is reached, we will have the option to issue to AstraZeneca up to $30.0 million of Series A-3 preferred stock and if a further milestone event is reached, we will have the option to issue to AstraZeneca up to $30.0 million of Series A-4 preferred stock.  Each of the Series A-3 preferred stock and the Series A-4 preferred stock will have a maturity date that is five years from issuance.

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

Financing Uncertainties Related to Our Business Plan.  We plan to continue to make significant expenditures to staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials. We also intend to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions.  For the full year 2004 we estimate that we will spend no more than $12 million on leasehold improvements, equipment, computer hardware and software for our new manufacturing and our research and development facilities.  Additionally, we may spend additional amounts to support new production services contracts.

We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as equity, equity-linked debt or debt financing, a bank line of credit, sale-lease back financing, asset sales, funding by one or more collaborators or a mortgage financing, that may become available to us.  We have a currently effective shelf registration that allows us to issue from time to time up to $250 million in equity or debt securities.  Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of September 30, 2004, three of our proprietary product candidates, panitumumab, ABX-MA1 and ABX-PTH were in various stages of clinical trials.  The clinical trials of panitumumab, ABX-MA1 and ABX-PTH are expected to require significant expenditures for the foreseeable future.  In October 2003, we entered into an amendment of our joint development and commercialization agreement with Immunex for the co-development of panitumumab.  Under the amended agreement, Immunex is obligated to make available up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs after we have contributed $20.0 million toward development costs in 2004.  We have drawn $6.3 million under this credit facility and have notified Immunex of our intent to draw a cash advance of an additional $13.3 million.  We expect to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit.  The amount and timing of our use of the facility is dependent on the development and related activities directed by Immunex and their cost.

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

However, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trials, including, among others, the following:

•              the number of patients that ultimately participate in the trial, which may be affected by the availability of competing therapeutic alternatives;

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

An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We may enter co-development agreements, similar to our agreement with Immunex for panitumumab, and may enter into additional joint development agreements earlier in the development life cycle of product candidates. We are implementing our collaboration strategy through co-development arrangements with companies such as Chugai, U3 and Dendreon. Our strategy is designed to diversify the risks associated with our research and development spending. The decisions to terminate or wind down our clinical programs for developing ABX-IL8 and ABX-CBL have reduced the diversity of our product portfolio. We believe that this effect is temporary in view of the number and diversity of potential product candidates we have in preclinical development.  For example, we advanced ABX-PTH from the preclinical stage into a clinical study in patients with secondary hyperparathyrodism.  To the extent, however, that we are unable to maintain a diverse and broad range of product candidates, our success would depend to a greater extent on the success of one or a few product candidates.

Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. The number, size and type of clinical trials we conduct for a particular product candidate are also affected by the policies of the FDA and European regulatory agencies, including their policies regarding clinical trial design and the availability of possible expedited approval procedures, which we may seek to utilize.  These policies may change from time to time.  As we conduct clinical trials for a given product candidate, we may decide or the FDA may require us to make changes in our plans and protocols.  Such changes may relate to, for example, changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures.  We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.  In addition, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

•              the cost of operating our manufacturing facility and complying with good manufacturing practice regulations;

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

•              the amount of product or technology in-licensing in which we engage; and

•              other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and other agreements will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business discussed above, among others, we cannot assure you that this will be the case. In addition, we may choose to, or prevailing business conditions may require us to, obtain additional financing from time to time. We may choose to raise additional funds through public or private financing, licensing and other agreements, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs. We may also choose to obtain funding through collaborations, licensing and other contractual arrangements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

History of Net Losses.  We have incurred net losses since our organization as an independent company, including in the last five years net losses of $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $144.6 million in the nine months ended September 30, 2004. As of September 30, 2004, our accumulated deficit was $709.4 million. Our losses to date have resulted principally from:

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

We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, which will continue to be substantial, charges related to purchases of technology or other assets, and costs associated with operating our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other agreements, and the initiation, and success or failure, of clinical trials.

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

Accounting for Intangible Assets

As a result of the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, intangible assets held and used must be tested for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.  Factors that are considered important in determining whether impairment might exist include a significant change in the manner in which an asset is being used, a significant adverse change in legal factors or the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator, and a current expectation that, more likely that not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

In the quarter ended June 30, 2004, we determined that an impairment of the Company’s acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc.  We decided to focus our resources on other research and development projects and decided to wind down our catalytic antibody program.  Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined in the quarter ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote.  As a result of this determination, we recorded an impairment charge of $17.2 million.

Contractual Obligations and Commercial Commitments

As of September 30, 2004, future minimum payments for certain contractual obligations for years subsequent to December 31, 2003 were as follows:

	Total		Less than 1 year(3)	1 – 3 years	3 – 5 years	After 5 years(1)
	(in thousands)
Contractual Obligations
Operating leases	$132,624		$3,332	$27,782	$29,793	$71,717
Convertible subordinated notes due 2007 & interest	217,519		—	14,000	203,519	—
Convertible subordinated note due 2013	50,000		—	—	—	50,000
Redeemable convertible preferred stock	50,000		—	—	—	50,000
Immunex	6,370	(2)	—	—	—	—
Purchase orders	1,851		1,851	—	—	—
Total	$458,364	(2)	$5,183	$41,782	$233,312	$171,717

(1)  Amounts represent total of minimum payments for the entire period.

(2)  The $6.4 million long term obligation to Immunex consists of $6.3 million in advances under the credit facility and $104,000 of interest accrued at the rate of 12% compounded annually and is repayable out of profits resulting from future sales of panitumumab, the timing of which are uncertain. We are not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

(3)  This represents the period of October 1, 2004 through December 31, 2004.

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

Effective June 30, 2003, we canceled our agreement with Lonza for the exclusive use of a cell culture production suite.  Upon canceling the agreement, we became obligated to pay Lonza four equal installments of 4,250,000 British pounds on October 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, which eliminated our commitment to pay approximately $46.0 million in total monthly fees through August 2006.  The value of the cancellation fee obligation on the effective date of June 30, 2003 was approximately $28.0 million.  In July 2004, we made the final installment payment to Lonza.  As of September 30, 2004 we had no remaining obligations to Lonza.

We have a commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Immunex.  As amended in October 2003, that agreement provides that Immunex will have decision-making authority for development and commercialization activities and will make available to us $60.0 million in advances that we may use to fund our share of development and commercialization costs for panitumumab after we have contributed $20.0 million toward development costs in 2004.  As of September 30, 2004, we have a carrying balance of $6.4 million under this facility consisting of $6.3 million in advances and $104,000 of interest accrued at the contract rate of 12% per annum.  We have notified Immunex of our intent to draw a cash advance of an additional $13.3 million.  We expect to continue to make use of this credit facility in 2004 and thereafter up to the $60.0 million limit.  The amount and timing of our use of the facility is dependent on the development and related activities directed by Immunex and their cost.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

We have outstanding purchase orders totaling $1.9 million to contractors related to the purchase of equipment and design and construction of our new manufacturing facility.

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

We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $20.5 million in 1999, $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $144.6 million in the nine months ended September 30, 2004. As of September 30, 2004, our accumulated deficit was $709.4 million.  Our losses to date have resulted principally from:

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

We will continue to expend substantial resources to support research and development and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2003, 2002, and 2001, we incurred expenses of $99.6 million, $128.5 million and $96.2 million, respectively, on research and development.  For the nine months ended September 30, 2004, we incurred $94.6 million of research and development expenses.  Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

•              the scope and results of preclinical development and clinical trials;

•              the retention of existing and establishment of further co-development, licensing, manufacturing and other agreements, if any;

•              the decisions of our collaborator, Immunex, under our co-development agreement for panitumumab, which provides Immunex decision-making authority for development and commercialization activities and obligates us to share 50% of the development and commercialization costs;

•              continued scientific progress in our research and development programs;

•              the size and complexity of these programs;

•              the cost of operating our manufacturing facility, validating our processes and complying with good manufacturing practice regulations;

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

•              the amount of product or technology in-licensing in which we engage; and

•              other factors not within our control.

We believe that our current cash balances, cash equivalents, marketable securities, and the cash generated from our licensing and other contractual arrangements, will be sufficient to meet our operating and capital requirements for at least one year. However, because of the uncertainties in our business, including the uncertainties listed above, we cannot assure you that this will be the case. In addition, we may choose to obtain additional financing from time to time. We may choose to raise additional funds through public or private equity or debt financing, licensing and other agreements, a bank line of credit, sale-lease back financing, mortgage financing, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs. We may also choose to obtain funding through licensing and other contractual arrangements. Such agreements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

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

We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments. In 2002, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other than temporary, primarily because the stock of each company traded below our cost basis for more than six months. Accordingly, we recorded a total impairment charge for the year ended December 31, 2002 of $67.3 million. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so. If these shares trade below their new cost bases in future periods, we may incur additional impairment charges relating to these investments. As of September 30, 2004, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders’ equity.

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

Many factors may delay our commencement and rate of completion of clinical trials, including:

•              the number of patients that ultimately participate in the trial, which may be affected by the availability of competing therapeutic alternatives;

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

We have limited experience manufacturing antibody therapeutic product candidates in our manufacturing facility. We intend to use our manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. In

May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction has been completed and portions of the facility are operational and validated.  In October 2003, following an inspection by the California State Department of Health Services, we received a State Drug Manufacturing License. The license permits us to manufacture and ship clinical material from our manufacturing facility.  The total cost of the facility to date, including design fees, permits, validation, construction, leasehold improvements and equipment, is approximately $150 million.  The costs of completing validation of this facility, making the remaining portions of the facility operational and qualifying the facility for regulatory compliance may be higher than expected.  We currently have excess production services capacity and this condition may persist for an extended period.  However, if the commercial launch of one or more of our product candidates proves successful, we will likely experience capacity shortages and may need to use one or more third-party facilities to produce these products in sufficient quantities.

The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have limited experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products.  We will need to hire, train and retain additional qualified manufacturing, quality control and quality assurance personnel. Also, we will need to manufacture such antibody therapeutic products in a facility and by an appropriately validated process that comply with FDA, European and other regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices.  Our inability to manufacture in accordance with FDA and European good manufacturing practices could affect our ability to obtain regulatory approval for our products and to supply our clinical trial needs.  Any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates.  Our inability to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

We also may encounter problems with the following:

•              production yields;

•              quality control and assurance;

•              availability of qualified personnel;

•              availability of raw materials;

•              adequate training of new and existing personnel;

•              on-going compliance with our standard operating procedures;

•              on-going compliance with FDA regulations;

•              production costs; and

•              development of advanced manufacturing techniques and process controls.

In addition, the FDA and other regulatory authorities will require us to register any manufacturing facilities in which our antibody therapeutic products are manufactured and subject the facilities to inspections to confirm compliance with FDA good manufacturing practices or other equivalent regulations.  The FDA or foreign regulatory bodies will not grant pre-market approval of our product candidates if our facilities cannot pass a pre-approval plant inspection.  In complying with these regulations and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our product candidates meet applicable specifications and other requirements.  Our failure to maintain regulatory compliance would materially harm our business, financial condition and results of operations.

We may rely on third-party manufacturers, and we may have difficulty conducting clinical trials or commercializing product candidates if a manufacturer does not perform in accordance with our expectations.

Previously, we relied on contract manufacturers to produce candidates under good manufacturing practice regulations for use in our clinical trials.  While we have established our own manufacturing facility, we cannot assure you that we will be able to qualify this facility for compliance with FDA and European good manufacturing practices or manufacture sufficient quantities of our product candidates for clinical trials or a potential early commercial launch.

We continually evaluate our options for commercial production of our product candidates, including use of third-party manufacturers or entering into a manufacturing joint venture relationship with a collaborator or other third party.  We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under good manufacturing practice regulations, a requirement for all pharmaceutical products.  It may take a substantial period of time for a contract manufacturing facility that has not been producing antibodies to begin producing antibodies under good manufacturing practice regulations.  We may not be able to contract with any of these companies on acceptable terms, if at all.

Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, shortage of capacity, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls.  They may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates.  Also, third-party manufacturers may have difficulty maintaining compliance with FDA good manufacturing practices or equivalent regulations, or having their facilities pass a pre-approval inspection.  Any failure of third-party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or successfully implement our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

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

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they will also be subject to extensive regulation by foreign governments. Neither the FDA nor any other regulatory agency has approved any of our product candidates for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, and may involve post-marketing surveillance and requirements for post-marketing studies. As we conduct clinical trials for a given product candidate, we may decide or the FDA may require us to make changes in our plans and protocols. Such changes may relate to, for example, changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.  The approval of a product candidate may depend on the acceptability to the FDA of data from clinical trials conducted outside the United States.  Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

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

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of therapies using our antibody product candidates, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payers and the medical community may not accept or utilize any product candidates that we or our customers develop. The failure of our products to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

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

Genentech owns a U.S. patent that issued in June 1998 relating to inhibiting the growth of tumor cells that involves an antibody that binds to an epidermal growth factor receptor, or an anti-EGF receptor antibody, in combination with a cytotoxic factor, which is a substance having a toxic effect on cells. ImClone Systems, Inc. owns or is licensed under a U.S. patent that issued in April 2001, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic, or anti-tumor, agent.  A corresponding European patent was published for grant in March 2002 and Abgenix and others are opposing that patent in the European Patent Office.  A corresponding patent has also been issued in Canada.  We do not believe based on our review that either the Genentech patent or any of the ImClone patents would be successfully asserted against any of our current or planned activities relating to panitumumab or future commercial sales of panitumumab. If a court determines that the claims of either the Genentech patent or the ImClone patents cover our activities with panitumumab and are valid, such a decision may require us to obtain a license to Genentech’s patent or ImClone’s patents, as the case may be, to label and sell panitumumab for certain combination therapies. Our failure to obtain a license, or to obtain a license on commercially reasonable terms, could impede our commercialization of panitumumab.

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

The FDA has accepted an NDA submitted by Genentech and OSI for Tarceva for the treatment of advanced non-small cell lung cancer.

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

For us to pursue product development, manufacturing, marketing and commercialization plans, we will need to hire additional qualified scientific, manufacturing, quality control, quality assurance, and key management personnel, including a vice president of quality and a vice president of process science.  We may also need to hire personnel with expertise in clinical testing, government regulation, marketing, law and finance.  Attracting and retaining qualified personnel will be critical to our success.  We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.  In addition, we experienced increased attrition rates in 2003.  Further attrition could materially harm our business, financial condition and results of operations.

We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2001, 2002 and in recent months, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to grant additional stock options at the current lower market price, pay higher cash compensation, or provide some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful. If we issue additional stock options, this would dilute existing stockholders.

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

In addition, our past and future acquisitions of companies and businesses and expansion of operations may result in dilutive issuances of equity securities, the incurrence of additional debt, U.S. or foreign tax liabilities, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or other charges to expense.  For example, we recorded a one-time charge of $17.2 million in the quarter ended June 30, 2004, as a result of our determination that an impairment of our acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero.  This technology was acquired in 2001 through the acquisition of Hesed Biomed, Inc.  After assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined that the possibility of generating positive future cash flows from the technology was remote.  We continue to evaluate our internal programs and assets.  Further changes in our plans or strategy could result in additional one-time charges.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between September 30, 2003 and September 30, 2004, our common stock closed as high as $18.55 per share and as low as $7.77 per share.  This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of September 30, 2004, we had $200.0 million of outstanding 3.5% convertible subordinated notes due in 2007. The fair value of these convertible subordinated notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $2.6 million at September 30, 2004 and December 31, 2003.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $16.5 million and $20.7 million as of September 30, 2004 and December 31, 2003, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.7 million and $2.1 million from the fair value of those investments at September 30, 2004 and December 31, 2003, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

Foreign Currency Risk. A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we did enter into transactions in other currencies, primarily the British pound.  As of December 31, 2003, we had a contract cancellation obligation to Lonza of $22.7 million, which was payable in British pounds.  As of September 30, 2004, we had no remaining obligations to Lonza.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Based on their evaluation of our disclosure controls and procedures, as that term is defined by Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this report, our chief executive officer and our chief financial officer, have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this quarterly report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Number

Description

3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
10.88	Employment Agreement, dated July 20, 2004, between Abgenix, Inc. and William R. Ringo.
10.89	Change of Control Severance Agreement, dated August 30, 2004, between Abgenix, Inc. and William R. Ringo.
10.90	Resignation and Transition Agreement, dated August 30, 2004, between Abgenix, Inc. and Raymond M. Withy, Ph.D.
31.1	Certification of William R. Ringo Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of H. Ward Wolff Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of William R. Ringo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of H. Ward Wolff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 5, 2004

ABGENIX, INC.
(Registrant)

/s/ WILLIAM R. RINGO
William R. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ H. WARD WOLFF
H. Ward Wolff
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)