Form 10-Q
period 2005-03-31
ABGENIX INC
filed 2005-05-10
CIK 1052837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005 there were 89,708,748 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II. Other Information

ITEM 1. Legal Proceedings

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits

SIGNATURES

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$68,494	$148,929
Marketable securities	332,238	267,400
Interest receivable	2,940	2,370
Accounts receivable, net	—	5,729
Prepaid expenses and other current assets	10,091	11,088
Total current assets	413,763	435,516
Property and equipment, net	216,919	223,004
Long-term investments	13,611	23,300
Goodwill	34,780	34,780
Identified intangible assets, net	58,569	60,010
Deposits and other assets	35,634	36,108
	$773,276	$812,718

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,533	$6,635
Deferred revenue	11,386	11,692
Accrued liabilities	12,630	15,281
Accrued interest payable	1,639	1,341
Total current liabilities	31,188	34,949
Deferred rent	7,804	7,519
Convertible notes	463,633	463,630
Other long-term liabilities	41,111	25,626
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized
Series A-1 50,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; liquidation preference $50,000 at March 31, 2005 and December 31 2004, respectively	49,869	49,869
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 89,435,162 and 89,146,380 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	976,099	973,979
Accumulated other comprehensive income (loss)	(1,550)	9,391
Accumulated deficit	(794,887)	(752,254)
Total stockholders’ equity	179,671	231,125
	$773,276	$812,178

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues:
Contract revenue	$2,658	$2,890
Operating expenses:
Research and development	35,784	28,457
Manufacturing start-up costs	1,977	7,346
Amortization of identified intangible assets, related to research and development	1,441	1,792
General and administrative	5,703	6,888
Total operating expenses	44,905	44,483
Loss from operations	(42,247)	(41,593)
Other income (expenses):
Interest and other income	2,956	1,670
Interest expense	(3,342)	(1,643)
Total other income (expenses)	(386)	27
Net loss	$(42,633)	$(41,566)

Basic and diluted net loss per share	$(0.48)	$(0.47)

Shares used in computing basic and diluted net loss per share	89,253	88,307

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(42,633)	$(41,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,320	7,799
Amortization of identified intangible assets	1,441	1,791
Amortization of debt issuance costs	500	309
Stock options issued to consultants	6	—
Changes for certain assets and liabilities:
Interest receivable	(570)	963
Accounts receivable	5,729	1,669
Inventories	—	(1,796)
Prepaid expenses and other current assets	997	1,474
Deposits and other assets	(41)	(15)
Accounts payable	(1,102)	(2,441)
Deferred revenue	(306)	(593)
Accrued liabilities	(2,576)	2,627
Contract cancellation obligation	—	(7,109)
Accrued interest payable	298	(1,750)
Deferred rent	285	394
Other long-term liabilities	15,485	—
Net cash used in operating activities	(15,167)	(38,244)

Investing activities
Purchases of marketable securities	(74,026)	(65,810)
Maturities of marketable securities	—	18,427
Sales of marketable securities	7,954	85,442
Purchases of property and equipment	(1,310)	(2,980)
Net cash (used in) provided by investing activities	(67,382)	35,079

Financing activities
Net proceeds from issuance of common stock	2,114	413
Net cash provided by financing activities	2,114	413
Net decrease in cash and cash equivalents	(80,435)	(2,752)
Cash and cash equivalents at beginning of period	148,929	19,141
Cash and cash equivalents at end of period	$68,494	$16,389

See accompanying notes

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 and accompanying notes included in the Company’s annual report as filed on Form 10-K with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or for any other future period.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  Pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative.  SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

SFAS No. 123(R), which is effective for the Company on January 1, 2006, permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.  The Company expects to use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

As permitted by SFAS No. 123, the Company currently accounts for its share-based payments to employees using APB Opinion No. 25’s intrinsic value method and does not recognize compensation costs for its employee stock options.  Accordingly, the Company expects that the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would approximate the impact of SFAS No. 123 as shown in the table below under the heading of “Stock-Based Compensation.”

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

•                  Abgenix enters into revenue arrangements with multiple deliverables in order to meet its customers’ needs.  For example, the arrangements may include a combination of up-front fees, license payments, joint development revenue, research services, milestone payments, future royalties and manufacturing arrangements.  Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists.  Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition.  Generally, the revenue recognition guidance applicable to the last deliverable is followed for the combined unit of accounting.

•                  Abgenix has joint development arrangements under which Abgenix and its collaborative partners share the costs of developing and commercializing antibody therapeutic product candidates equally.  In periods where Abgenix incurs more costs under the arrangement than the collaborative partner, Abgenix records contract revenue for the services rendered.  The amount of this revenue is the excess of Abgenix costs over the costs of its collaborator.  In periods where the collaborative partner incurs more costs under the arrangement than Abgenix, Abgenix records expense for the services received.

•                  Research and product license fees are generally recognized only after both the license period has commenced and the technology has been delivered.

•                  Option fees for granting options to obtain product licenses to develop a product are recognized when the option is exercised or when the option period expires, whichever occurs first.  Option fees are paid in cash, are non-refundable, and require the Company to reserve rights to the therapeutic target during the option period for the customer.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense for employee stock options granted at or above fair market value. For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to expense straight-line over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS No. 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)

Net loss	$(42,633)	$(41,566)
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(4,464)	(12,355)
Pro forma net loss as if the fair value based method had been applied to all awards	$(47,097)	$(53,921)

Basic and diluted net loss per share as reported	$(0.48)	$(0.47)

Pro forma basic and diluted loss per share	$(0.53)	$(0.61)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.18%	3.07%
Dividend yield	0.0%	0.0%
Volatility factors of the expected market price of our Common Stock	0.55	0.90
Weighted-average expected life of option (years)	5.19	5.55

These same assumptions were applied in the determination of the option values related to stock options granted to non-employees, except the option life, for which the term of the consulting contracts (ranging from 1 to 5 years) was used. For the three months ended March 31 2005, we recorded an expense of $6,000 related to non-employee stock options.  We did not incur such expense in the three months ended March 31, 2004.

Net Loss Per Share - Basic net loss per share is calculated based on the weighted-average number of shares outstanding during the period. The impact of common stock options, warrants and shares issuable upon the conversion of the convertible notes and the redeemable convertible preferred stock was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

2.                                      Comprehensive Income (Loss)

Other comprehensive income/(loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net loss	$(42,633)	$(41,566)
Other comprehensive loss:
Unrealized holding losses arising during period	(10,941)	(1,105)

Comprehensive loss	$(53,574)	$(42,671)

As of March 31, 2005, the Company had an investment in equity securities with an unrealized loss of approximately $1.1 million.  This unrealized loss arose during the three-month period ended March 31, 2005 and is considered to be temporary.  The Company has the intent and ability to hold this security until it recovers its cost basis.  The Company will reassess whether the unrealized loss on the equity security is other-than-temporary in each future reporting period.

3.                                      Other Long-Term Liabilities

In 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody directed against epidermal growth factor receptor (EGFr) the Company created.  The parties amended this agreement in October 2003.  Under the amended agreement, Amgen has decision-making authority for development and commercialization activities.  As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of panitumumab.  Under the amended agreement, Amgen is required to make available in 2004 and 2005 up to $60.0 million in advances that the Company may use to fund a portion of its share of development and commercialization costs for panitumumab after the Company has contributed $20.0 million toward development costs in 2004.  As of March 31, 2005, the Company has a carrying balance of $41.1 million under this facility consisting of $39.8 million in advances and $1.3 million of interest accrued at the contract rate of 12% per annum.  The Company has notified Amgen of its intent to draw a cash advance of an additional $3.3 million subsequent to March 31, 2005.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, the Company is generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

4.                                      Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended March 31, 2005	3 customers, 31%, 31% and 28%, respectively
Three months ended March 31, 2004	4 customers, 42%, 16%, 15% and 12%, respectively

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. In this quarterly report on Form 10-Q, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under the heading “Risk Factors that Might Affect Future Results”.  In this quarterly report on Form 10-Q, references to “Abgenix,” we,” “us,” and “our” are to Abgenix, Inc. and its subsidiaries.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our company.

Our Business

We are a biopharmaceutical company that is focused on the discovery, development and manufacture of human therapeutic antibodies for the treatment of a variety of diseases. We intend to use our proprietary technologies to build a diversified product portfolio that we expect to develop and commercialize internally or through joint development and commercialization arrangements with pharmaceutical and biotechnology companies.

We are co-developing our most advanced proprietary product candidate, panitumumab, with Immunex Corporation, a wholly owned subsidiary of Amgen Inc.  References in this quarterly report to Amgen are both to Amgen and Immunex.  Panitumumab is in pivotal trials, and we have one other product candidate, ABX-PTH, in early stage clinical trials. In addition, we have entered into a variety of contractual arrangements with pharmaceutical, biotechnology and genomics companies involving our technologies. We use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

We have entered into joint development arrangements with companies such as Chugai Pharmaceuticals Co., Ltd., U3 Pharma AG, Microscience Limited, Dendreon Corporation, and Sosei Co., Ltd. and intend to enter into additional joint development agreements. We generally expect to self-fund preclinical and certain clinical activities to determine preliminary safety and efficacy before deciding whether to conduct further product development internally or enter into joint development and commercialization agreements. Our strategy is designed to diversify the risks associated with our research and development spending and to continue to focus our activities on product development and commercialization.

We also have a broad collaboration in oncology with AstraZeneca UK Limited. Pursuant to this collaboration we are providing preclinical and clinical research support and process development for therapeutic antibodies against up to 36 targets to be developed by AstraZeneca, and have the opportunity to co-develop therapeutic antibodies against up to 18 additional targets with AstraZeneca.  We also may conduct clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales for products arising out of our collaboration.

Our Financial Position and Liquidity

We derive our revenues from our technology out-licensing contracts, our joint development agreements, our target sourcing contracts and our production services contracts.  We expect that substantially all of our revenues for the foreseeable future will result from payments under these and similar arrangements and our collaboration with AstraZeneca, and that payments we receive under these arrangements will continue to be subject to significant fluctuation in both timing and amount.

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

We have incurred net losses since we were organized as an independent company, including a net loss of $42.6 million for the three months ended March 31, 2005.  We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, and charges related to purchases of technology or other assets.                 We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

As of March 31, 2005, we had cash, cash equivalents and marketable securities of $400.7 million.  We will continue to assess our cash position, and may repurchase a portion of our outstanding convertible subordinated notes due 2007, of which $113.7 million were outstanding at March 31, 2005.

Summary of Product Development

Proprietary Product Development

Two of our antibody therapeutic product candidates are in clinical trials.  The following is an overview of these programs.

•                  Panitumumab (ABX-EGF).  Our leading proprietary antibody therapeutic product candidate is panitumumab.  Generated using our technology, panitumumab is a fully human antibody therapeutic product candidate directed against the epidermal growth factor receptor (EGFr) and a candidate for the potential treatment of a variety of solid tumors. We are co-developing this candidate with Amgen under a joint development and commercialization agreement described under Summary of Contractual Arrangements below.  The status of clinical trials of panitumumab is as follows:

•                  Colorectal cancer, single agent therapy with panitumumab – In January 2004, Amgen initiated two pivotal studies of panitumumab as third-line monotherapy in patients with metastatic colorectal cancer, one in the United States and one outside the United States.  The initiation of the U.S. trial followed the receipt of a Special Protocol Assessment letter from the U.S. Food and Drug Administration, or FDA, endorsing the design of the trial to support a regulatory submission for potential accelerated approval.  Enrollment in this trial, which began in the first quarter of 2004, is proceeding more slowly than originally anticipated.  The second pivotal study, a randomized controlled study comparing best supportive care with best supportive care and panitumumab, is being conducted in Europe, Canada and Australia in support of the global registration program.  Enrollment in this study is complete.  In December 2004, the FDA indicated that data from one pivotal trial, once completed, could be acceptable with additional data from other pending studies to support a submission for marketing approval in the United States.

Amgen is also conducting a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with metastatic colorectal cancer who have previously failed chemotherapy.  Enrollment in this trial, which was initiated in December 2001, is closed and treatment is ongoing.

•                  Colorectal cancer, combination of panitumumab with chemotherapy — Amgen is conducting a separate Phase 2 clinical trial evaluating the effect of panitumumab administered with irinotecan (Camptosar®)-containing regimens as first-line treatment in patients with metastatic colorectal cancer.  Enrollment in this trial, which was initiated in January 2002, is closed and treatment is ongoing.

•                  Colorectal cancer, combination of panitumumab with chemotherapy and other targeted therapy – In April 2005, we and Amgen announced the initiation of a randomized Phase 3 study in the first line treatment of patients with metastatic colorectal cancer, the “Panitumumab Advanced Colorectal Cancer Evaluation,” or PACCE study.  This study evaluates the effect of chemotherapy consisting of oxaliplatin (Eloxatin®)– or irinotecan (Camptosar®)-containing regimens and bevacizumab (Avastin®), with or without panitumumab.  Enrollment in this study is ongoing.

•                  Non-small cell lung cancer— Amgen is conducting a Phase 2 clinical trial for panitumumab in advanced non-small cell lung cancer administered with standard chemotherapy, compared to standard chemotherapy alone.  Enrollment in this trial, which was initiated in July 2001, is closed and treatment is ongoing.

•                  Renal cell cancer—We are conducting a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with renal cell cancer.  Enrollment in this trial, which was initiated in April 2001, is closed and treatment is ongoing.

•                  Various cancers – We initiated a Phase 1 clinical trial for panitumumab in various solid tumors in 1999.  In 2003, we expanded enrollment to investigate additional panitumumab dose levels and schedules of administration.  Enrollment is closed and treatment is complete.

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

•                  ABX-PTH.  Generated using our technology, ABX-PTH is a fully human antibody therapeutic product candidate directed against parathyroid hormone (PTH) for the potential treatment of a secondary hyperparathyroidism.  We filed an investigational new drug application, or IND, in December 2003 and initiated a Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-PTH in patients with secondary hyperparathyroidism in February 2004.  Enrollment is ongoing.

Customer Product Development

We license our XenoMouse technology to pharmaceutical, biotechnology and genomics companies interested in developing antibody-based products.  Typically, our agreements with our customers provide for up-front and milestone payments to us upon the occurrence of certain events, along with royalty payments to us if the product reaches the market.  We do not participate in the development or marketing of these products with our customers.  In addition to our proprietary antibody therapeutic product candidates in clinical trials, our customers have advanced antibodies generated with XenoMouse technology into the clinical phase as follows:

•                  Pfizer—We generated three XenoMouse-derived fully human antibody therapeutic product candidates that Pfizer has advanced into clinical trials, including one that targets cytotoxic T lymphocyte-associated antigen 4 (CTLA-4) and one that targets the type 1 insulin-like growth factor receptor (IGF-1R).  The target for the third product candidate has not been disclosed.  Two of the product candidates are currently in Phase 1 evaluation and one has advanced to Phase 2 evaluation.

•                  Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that Amgen has advanced into a pivotal trial as AMG162 as a potential treatment for bone loss.  Amgen has advanced an additional XenoMouse-derived fully human antibody therapeutic product candidate to an undisclosed target to Phase 1 clinical trials.

•                  Chiron–We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to and neutralizes CD40, a receptor expressed on immune cells.  Chiron has advanced this candidate, CHIR-12.12, into a Phase 1 clinical trial in patients with B cell malignancies.

•                  CuraGen–We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to platelet derived growth factor D (PDGF-D) that CuraGen has advanced to Phase 1 clinical trials as CR002 as a potential treatment for inflammatory kidney disease.

•                  Human Genome Sciences–CCR5 mAb is a XenoMouse-derived fully human antibody therapeutic product candidate that binds to the chemokine receptor CCR5 that allows entry of the HIV-1 virus into immune cells.  Human Genome Sciences has initiated a Phase 1 clinical trial of CCR5 mAb in patients infected with HIV-1.

Summary of Contractual Arrangements

Overview

We have entered into a variety of contractual arrangements to use our XenoMouse and XenoMax technologies to generate and/or develop fully human antibodies against numerous antigens or to manufacture fully human antibodies.  The following is a summary of these relationships.

Amgen Collaboration

In 2000, we entered into a joint development and commercialization agreement with Immunex, now a wholly-owned subsidiary of Amgen, for the co-development of ABX-EGF, now known as panitumumab.  We amended this agreement in October 2003.  Under the amended agreement, Amgen has decision-making authority for development and commercialization activities and we have the right to co-promote panitumumab.  We are obligated to pay 50% of the development and commercialization costs and we are entitled to receive 50% of any profits from sales of panitumumab.  In addition, Amgen is required to make available in 2004 and 2005 up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization. Under a separate agreement with Amgen, we are manufacturing clinical supplies of panitumumab for the collaboration and will manufacture commercial supplies for the first five years after commercial launch, with Amgen’s support and assistance.  The costs of manufacturing clinical and commercial supplies are also shared equally.

AstraZeneca Collaboration

We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer.  This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized exclusively worldwide by AstraZeneca.  We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets, and have initiated research programs for numerous targets.  To date, we and AstraZeneca have selected 17 targets for inclusion in the collaboration, including several for which we had pre-existing preclinical programs.  For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales.  AstraZeneca may make milestone payments to us of up to $51 million per candidate that is developed under the agreement, and for any antibody we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million.  In addition, we may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, and would be compensated for those activities at competitive market rates.  The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further develop on an equal cost and profit sharing basis.  Subject to a number of exceptions, we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in the field of oncology during a three-year target selection period.  These exceptions include, among others, work on antibodies directed at antigens that are or become subject to existing collaborations and antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services.  In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix securities.  Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million in our convertible preferred stock.

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

Technology Out-Licensing

We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigens provided by the customer.  We may also use our XenoMax technology on the customer’s behalf.  Pursuant to these contracts, we and our customers intend to generate antibodies for development as product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, neurological diseases, metabolic diseases and infectious diseases, and other diseases.  The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antigen if our customer takes the antibody into development and ultimately to commercialization.  Generally, under these agreements, our collaborators are responsible for the costs of product development, manufacturing and commercialization.  Additionally, these license agreements entitle us to receive royalties on any future product sales by the customer.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Contract Revenues.

Contract revenues totaled $2.7 million and $2.9 million, respectively, in the three months ended March 31, 2005 and 2004. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict.  There were no revenues recorded under joint development arrangements for the three months ended March 31, 2005 or 2004.

The primary components of contract revenues for both periods were as follows:

•                  Technology Licensing

We recognized a total of $2.7 million and $2.5 million in the three months ended March 31, 2005 and 2004, respectively, from licensing our proprietary technologies. Revenues consisted primarily of the following:

In the three months ended March 31, 2005 and 2004, we recognized various fees, such as research license and service fees, product license fees, product development and research milestone payments and option fees, under agreements related to the licensing of our XenoMouse technology.  These revenues were generated from several collaborators, but primarily from Pfizer, Amgen and Genentech in the three months ended March 31, 2005 and from Pfizer, PSMA Development Company, LLC and Amgen in the three months ended March 31, 2004.

•                  Production Services

We recognized no revenue and approximately $432,000, respectively in the three months ended March 31, 2005 and 2004 for production services.  These revenues consisted primarily of process sciences services and were generated from our manufacturing contract with CuraGen.

Research and Development Expenses.

Research and development expenses were $35.8 million and $28.5 million, respectively, in the three months ended March 31, 2005 and 2004. The major components of research and development expenses were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Product development	$27,402	$19,111
Research	8,275	8,556
In-licensing	107	790
Total research and development costs	$35,784	$28,457

Product development costs include costs of preclinical development, cell line development and conducting clinical trials for our proprietary product candidates.  Additionally, product development includes costs related to cell line development activities we perform under our production services contracts.  The primary components of product development include the costs of Abgenix personnel, drug supply costs, research fees charged by outside contractors, co-development costs, and facility expenses, including depreciation.  In the three months ended March 31, 2005, our product development costs increased in comparison to the same period in 2004, primarily due to a significant increase in the development costs for the panitumumab program.  To a lesser extent the increase was due to an increase in product development costs related to ABX-PTH.  Product development costs can vary significantly from period to period depending on the progress of the development activities in the period.  Overall, we expect costs associated with product development in 2005 to be higher than 2004 as we and our co-development partner Amgen continue to expand our development efforts on the panitumumab program.  In addition, we expect product development costs related to ABX-PTH to increase in 2005.

Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities.  Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies.  The primary components of research costs include the costs of Abgenix personnel, facilities, including depreciation, and lab supplies.  Our research costs in the first quarter of 2005 generally remained at the same levels as in the same period of 2004.  We expect our research costs to increase from the current level during the remainder of 2005 due to increased research activities related to our proprietary and partner pipelines.

In-licensing costs include costs to acquire licenses to develop and commercialize various technologies and molecules.  In the three months ended March 31, 2005, the in-licensing costs decreased as compared to the same period in 2004 primarily due to a reduction in costs associated with licensing charges from arrangements with research institutions and others.  We expect in-licensing costs to decrease in 2005 as compared to 2004.

Major components of research and development costs for the three months ended March 31, 2005 and 2004 were as follows:

•                  Costs of Abgenix Personnel — Personnel costs primarily include salaries and fringe benefits.  Costs of Abgenix personnel to support research and development activities increased 18% in the three months ended March 31, 2005 as compared to the same period in 2004.  The increase was primarily due to increased personnel costs for process sciences and preclinical and clinical research; and increased use of our manufacturing facility for development activities, including process validation for the manufacture of our conformance lots.

•                  Consulting and Outside Contractors — Costs of consulting and outside contractors to support research and development activities decreased 55% in the three months ended March 31, 2005 as compared to the same period in 2004.  The decrease was primarily due to a decrease in process and assay development expenses related to panitumumab as well as a decrease in expenses incurred for toxicology studies.

•                  Clinical Research Fees – Clinical research fees, including clinical investigator site fees, monitoring costs and data management costs, decreased 79% in the three months ended March 31, 2005 as compared to the same period in 2004.  The decrease was primarily due to the completion of patient enrollment for all panitumumab clinical trials that we manage.

•                  Drug Supply Costs – Drug supply costs increased 196% in the three months ended March 31, 2005 as compared to the same period in 2004.  The increase was primarily due to the manufacture of conformance lots for panitumumab in preparation for a potential submission for marketing approval.

•                  Co-development costs – Co-development costs, which were the amount of our reimbursement to Amgen for our share of panitumumab development costs under our joint development collaboration, increased 70% in the three months ended March 31, 2005 as compared to the same period in 2004.  The increase was related to cost sharing for an increased level of activities performed by Amgen associated with the co-development of panitumumab.

•                  Facility and Other Overhead Related Costs – These costs, which primarily consist of depreciation, rent and other facility related costs, increased 27% in the three months ended March 31, 2005 as compared to the same period in 2004.  The increase was primarily related to increased use of our manufacturing facility for development activities, including process validation activities related to the manufacture of panitumumab conformance lots.

Manufacturing Start-Up Costs.

Manufacturing start-up costs were $2.0 million and $7.3 million, respectively, in the three months ended March 31, 2005 and 2004, respectively.  Manufacturing start-up costs include certain costs associated with our new manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.  The decrease in the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to the increased use of our manufacturing facility for the manufacture of panitumumab and other development activities, including process validation and the manufacture of our conformance lots.  Manufacturing start-up costs will fluctuate from period to period depending on the level of these manufacturing and development activities.

Amortization of Identified Intangible Assets.

Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) we acquired through the acquisitions of Hesed Biomed in 2001, Abgenix Biopharma and IntraImmune in 2000, and JT America’s interest in Xenotech in 1999.  Amortization of intangible assets totaled $1.4 million in the three months ended March 31, 2005 and $1.8 million in the three months ended March 31, 2004.  The decrease was due to a reduction in intangible assets due to the write-off in the second quarter of 2004 of the remaining value of the catalytic antibody technology that we acquired through the acquisition of Hesed Biomed.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance and an allocation of facility costs.  General and administrative expenses totaled $5.7 million and $6.9 million in the three months ended March 31, 2005 and 2004, respectively.  The decrease in the first quarter of 2005 as compared to the same period in 2004 reflected our overall efforts to reduce general and administrative expenses, including temporary personnel and legal expenses.  We expect general and administrative expenses in the second quarter of 2005 to be comparable to the first quarter.

Interest and Other Income.

Interest and other income consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income increased to $3.0 million in the three months ended March 31, 2005, compared to $1.7 million in the three month ended March 31, 2004.  The increase was primarily the result of higher interest rates and higher average cash, marketable securities and cash equivalent balances in the first quarter of 2005 as compared to the same period in 2004.

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible notes and interest on the Amgen credit facility. In the three months ended March 31, 2005, interest expense increased to $3.3 million, as compared to $1.6 million in the same period in 2004. The increase in the first quarter of 2005 as compared to the same period in 2004 was primarily due to the interest related to the convertible senior notes due 2011 and the interest related to the credit facility with Amgen which was not available for advances in the first quarter of 2004. A portion of the increase was offset by the reduction of interest related to the convertible subordinated notes due 2007, as $86.3 million principal amount of these notes was repurchased in December 2004. Interest expense of $0.3 million and $0.4 million was capitalized in the three months ended March 31, 2005 and 2004, respectively. In

December 2004, we issued $300.0 million of convertible senior notes due 2011, which accrue interest at an annual rate of 1.75% payable semi-annually. Interest expense in the amount of $1.3 million related to the convertible senior notes due 2011 and $1.0 million related to the convertible subordinated notes due 2007 was recorded in the first quarter of 2005. For each future quarterly period, we expect to record approximately $2.3 million in interest expense related to our convertible notes assuming we do not repurchase or otherwise retire any additional notes due 2007. We record interest at 12% on the amounts we draw on our credit facility with Amgen until we repay the balance in full. In the first quarter of 2005, the amount of interest recorded under the Amgen arrangement was $0.8 million. The amount of any such advances, plus interest, may be repaid out of profits from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and marketable securities of approximately $400.7 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal. We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons. These securities had an aggregate fair value of $13.6 million at March 31, 2005.  We will continue to assess our cash position, and may repurchase a portion of our outstanding convertible subordinated notes due 2007.

Cash Used in Operating Activities.  Net cash used in operating activities was $15.2 million and $38.2 million in the three months ended March 31, 2005 and 2004, respectively. The major components of the changes in cash used in operating activities in the three months ended March 31, 2005, compared to the same period in 2004, were primarily the following:

•                  An increase of $15.5 million in our liability to Amgen under our joint development collaboration for panitumumab.  We did not have any liability under the credit facility with Amgen in the first quarter of 2004.

•                  A payment of $7.8 million on the Lonza contract cancellation obligation in January 2004.  We had no remaining obligations to Lonza as of December 31, 2004.

•                  An increase of $4.1 million in customer payments due primarily to the timing of payments received under our contracts.

•                  An increase of $2.3 million in research and development and manufacturing start-up costs, not including the Lonza contract cancellation charge, amortization of identified intangible assets and depreciation related to the development of new products.

•                  A decrease of $3.9 million in the change in accounts payable and accrued liabilities, net.

Cash Used in and Provided by Investing Activities.  Net cash used in investing activities was $67.4 million in the three months ended March 31, 2005, compared to net cash provided by investing activities of $35.1 million in the three months ended March 31, 2004.  Net cash used in and provided by investing activities primarily consisted of the following:

•                  Capital expenditures of $1.3 million and $3.0 million in the three months ended March 31, 2005 and 2004, respectively. The investments reflect primarily investment in construction in progress and lab equipment in the first quarter of 2005 and investment in construction in progress and equipment for our new manufacturing facility in the first quarter of 2004.

•                  Purchases, net of sales, of marketable securities of $66.1 million in the first quarter of 2005, compared to maturities and sales, net of purchases, of marketable securities of $38.1 million in the first quarter of 2004.

Cash Provided by Financing Activities.  During the three months ended March 31, 2005 and 2004, net cash provided by financing activities was $2.1 million and $0.4 million, respectively, consisting of proceeds of $1.7 million from the issuance of common stock in connection with an extension of a technology licensing agreement by Genentech in the first quarter of 2005 and $0.4 million from the exercise of stock options in each of the first quarter of 2005 and 2004.

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

We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as equity, equity-linked debt or debt financing, a bank line of credit, sale-lease back financing, asset sales, funding by one or more collaborators or a mortgage financing, that may become available to us.  We have filed with the SEC a currently effective shelf registration through which we may offer for sale from time to time up to $250 million in equity or debt securities. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

In October 2003, we entered into an amendment of our joint development and commercialization agreement with Amgen for the co-development of panitumumab.  Under the agreement, Amgen is obligated to make available in 2004 and 2005 up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs after we have contributed $20.0 million toward development costs in 2004.  As of March 31, 2005, we had a carrying balance of $41.1 million and are expected to draw an additional $3.3 million under this facility in May 2005.  We expect to continue to make use of this credit facility in 2005 up to the $60.0 million limit.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of March 31, 2005, two of our proprietary product candidates, panitumumab and ABX-PTH were in various stages of clinical trials.  The clinical trials of panitumumab and ABX-PTH are expected to require significant expenditures in the foreseeable future.  Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period

Phase 1	1-2 Years
Phase 2	1-2 Years
Phase 3	2-4 Years

Completion of clinical trials may take several years or more.  The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate.  The duration and the cost of clinical trials may vary significantly over the life of a project.

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

An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We may enter co-development agreements, similar to our agreement with Amgen for panitumumab, and may enter into additional joint development agreements earlier in the development life cycle of product candidates. We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai, U3, Microscience, Sosei and Dendreon. Our strategy is designed to diversify the risks associated with our research and development spending.

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

History of Net Losses.  We have incurred net losses since our organization as an independent company, including in the last five years net losses of $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $187.5 million in 2004, and $42.6 million in the three months ended March 31, 2005. As of March 31, 2005, our accumulated deficit was $794.9 million. Our losses to date have resulted principally from:

•                  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody therapeutic product candidates;

•                  general and administrative costs relating to our operations;

•                  manufacturing start-up costs relating to our new manufacturing facility including depreciation, costs of outside contractors and personnel for quality assurance and quality control activities;

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

Critical Accounting Estimates

Several estimates and judgments involved in the application of accounting principles impact the financial results that we report.  We are required to estimate the effect of matters that are inherently uncertain.  Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years.  We believe our most critical accounting estimates include accounting for equity investments, goodwill and intangible assets, income taxes and stock option valuation.

Accounting for Equity Investments

Unrealized holding gains and losses related to our marketable equity investments are reported as a component of stockholders’ equity.  We recognize an impairment charge when the declines in the fair values of these investments below their cost basis are deemed to be other-than-temporary.  We consider various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

As of March 31, 2005, one of our marketable equity investments, CuraGen, had a fair value of $9.5 million, while the cost basis is $10.6 million.  We reviewed the factors discussed above and considered the unrealized losses to be temporary and that no impairment charge was recorded as of March 31, 2005.  However, our ongoing evaluation of these factors could result in impairment charges in the future periods, which could adversely affect our results of operations.

Accounting for Goodwill and Intangible Assets

As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, we no longer amortize goodwill but instead review goodwill for impairment on an annual basis, or sooner if indications of impairment exist. Under our accounting policy, we have adopted the beginning of the fourth quarter as an annual goodwill impairment test date.  Following this approach, we compare the carrying values available as of September 30 with the estimated fair value of the reporting unit to assess if there has been a potential impairment, and, if impairment is indicated, complete the measurement of impairment under the procedures established by SFAS 142. Because we have determined that we have one reporting unit under SFAS No. 142, our market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit.  We also consider whether current business and general market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value.  As of March 31, 2005, no impairment has occurred.

If we were to determine in a future period that an impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill.  Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of March 31, 2005, the carrying value of our goodwill was $34.8 million.

As a result of the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” intangible assets held and used must be tested for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.  Factors that are considered important in determining whether impairment might exist include a significant change in the manner in which an asset is being used, a significant adverse change in legal factors or the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator, a current expectation that, more likely that not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

As of March 31, 2005, we have determined that no changes in circumstances have occurred that would indicate that an impairment of an intangible asset had occurred.  If we were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets.  As of March 31, 2005, the carrying value of our intangible assets was $58.6 million.

Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the calculation of tax liabilities, the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Results of operations in each jurisdiction involve intercompany agreements between our Canadian subsidiary and Abgenix, Inc.  Such agreements could be unfavorably interpreted by the applicable taxing authorities, causing an increase in the income tax provision and an increase in our net loss.  The assessment of the income tax implications of this intercompany relationship requires significant management judgment.

Stock Option Valuation

The preparation of the notes to our consolidated financial statements requires us to estimate the fair value of stock options granted to employees.  While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded.  We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options.  However, the Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options and because changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options.  We are currently evaluating our option valuation methodologies and assumptions in lights of evolving accounting standards related to employee stock options.

Contractual Obligations and Commercial Commitments

As of March 31, 2005, future minimum payments for certain contractual obligations for years subsequent to December 31, 2004 were as follows:

	Total	Less than 1 year(3)	1 – 3 years	4 – 5 years	After 5 years(1)
	(in thousands)
Contractual Obligations
Operating leases	$127,355	$10,446	$29,151	$31,213	$56,545
Convertible notes due 2007 & interest	121,547	1,991	119,556	—	—
Convertible notes due 2011 & interest	336,692	5,250	10,500	10,500	310,442
Convertible note due 2013	50,000	—	—	—	50,000
Redeemable convertible preferred stock	50,000	—	—	—	50,000
Amgen(2)	41,111	—	—	—
Purchase orders	1,472	1,472	—	—	—
Total	$728,177	$19,159	$159,207	$41,713	$466,987

(1)   Amounts represent total of minimum payments for the entire period.

(2)  The $41.1 million long term obligation to Amgen consists of $39.8 million in advances under the credit facility and $1.3 million of interest.

(3)  This represents the period of April 1, 2005 through December 31, 2005.

We have a commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Amgen. As amended in October 2003, that agreement provides that Amgen will have decision-making authority for development and commercialization activities and will make available to us in 2004 and 2005 up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab after we contributed $20.0 million toward development costs in 2004.  We began accessing this facility in 2004 and, as of March 31, 2005, we had a carrying balance of $41.1 million under this facility consisting of $39.8 million in advances and $1.3 million of interest accrued at the contract rate of 12% per annum. We have notified Amgen of the intent to draw a cash advance of an additional $3.3 million.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are generally not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

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

We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $187.5 million in 2004, and $42.6 million in the three months ended March 31, 2005.  As of March 31, 2005, our accumulated deficit was $794.9 million. Our losses to date have resulted principally from:

•                  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody product candidates;

•                  general and administrative costs relating to our operations;

•                  manufacturing start-up costs related to our manufacturing facility including depreciation, costs of outside contractors and personnel for quality assurance and quality control activities;

•                  impairment charges related to our strategic investments in CuraGen, ImmunoGen, Inc., and MDS Proteomics Inc.; and

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

We will continue to expend substantial resources to support research and development and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $124.8 million, $98.2 million and $128.5 million, respectively, on research and development.  For the three months ended March 31, 2005, we spent $35.8 million on research and development.  For the three months ended March 31, 2005, our manufacturing start-up costs were $2.0 million. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

At March 31, 2005, we had approximately $463.6 million of outstanding notes, including $113.7 million of convertible subordinated notes due March 15, 2007, $300.0 million of outstanding convertible senior notes due December 15, 2011 and a $50.0 million note held by AstraZeneca.  In addition, at March 31, 2005, we had accrued approximately $41.1 million in long-term liabilities to Amgen pursuant to our co-development agreement.  We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments.  Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders’ equity.  However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  In 2002, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other-than-temporary and we recorded impairment charges totaling $67.3 million for the year ended December 31, 2002. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so.  As of March 31, 2005, the public trading price of our investment in CuraGen common stock was below our adjusted cost basis; however, we determined that the unrealized losses are temporary at this time.  If the public trading prices of these shares continue to trade below our adjusted cost basis in future periods, we may incur additional impairment charges relating to this investment, which could adversely affect our results of operations.  The amount of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.  In addition, any decline in the fair value of our investment in ImmunoGen common stock below our adjusted cost basis in future periods could cause us to incur additional impairment charges relating to this investment, which could adversely affect our results of operations.  As of March 31, 2005, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders’ equity.

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

In addition, the FDA and other regulatory authorities will require us to register any manufacturing facilities in which our antibody therapeutic products are manufactured. These facilities will be subject to periodic and unannounced inspections to confirm compliance with FDA good manufacturing practices or other equivalent regulations. The FDA or foreign regulatory bodies will not grant pre-market approval of our product candidates, including panitumumab, if our facilities cannot pass a pre-license inspection.  Therefore, both the filing and approval of a Biologic License Application, or BLA for panitumumab could be delayed if we are unable to meet the relevant pre-license requirements and or if our facilities do not pass a pre-license inspection.  In complying with these regulations and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our product candidates meet applicable specifications and other requirements. Our failure to maintain regulatory compliance would materially harm our business, financial condition and results of operations.

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

Our dependence on licensing, collaboration, manufacturing and other agreements with third parties subjects us to a number of risks.  These agreements may not be on terms that prove favorable to us, and we typically afford our collaborators significant discretion in electing whether to pursue any of the planned activities. Licensing and other contractual arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories.  To the extent we agree to work exclusively with one collaborator in a given therapeutic area, our opportunities to collaborate with other entities could be curtailed.  For example, our collaboration with AstraZeneca for the identification and development of therapeutic antibodies in oncology contains exclusivity provisions that significantly restrict our ability, during a three-year target selection period, to enter into arrangements with third parties in the field of oncology as well as our ability to conduct research and development activities in that field.  To the extent that our collaboration with AstraZeneca is not successful, our ability to develop antibodies for use in oncology applications through other collaborations will be severely curtailed.  Our collaboration with AstraZeneca also limits our ability to develop such antibodies through our own independent development.

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

In their regulation of advertising, the FDA and the Federal Trade Commission (“FTC”) may issue correspondence alleging that particular advertising or promotional practices are false, misleading or deceptive. The FDA or FTC may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with the FDA’s or FTC’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA or FTC.

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

We are required to comply with the applicable FDA current good manufacturing practice, or “cGMP” regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities, including our facility, must pass a pre-license inspection by the FDA before initiating commercial manufacturing of any product. The FDA enforces post-marketing regulatory requirements such as cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations.  In addition, cGMP requirements are constantly evolving and new or different requirements may apply in the future.  Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the State of California Department of Health Services.  In October 2003, following an inspection, we received a Drug Manufacturing License from the State of California.  The license, which must be renewed annually, permits us to manufacture and ship clinical material.  We are responsible for manufacturing clinical and, for the first five years after launch, commercial supplies for panitumumab with Amgen’s support and assistance.  We may not be able to comply with applicable cGMP requirements and other regulatory requirements.  Our failure to comply with these requirements could delay or prevent the approval of our product candidates and would materially harm our business, financial condition and results of operations.

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

We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to fluctuations in the trading price of our common stock in recent years, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to grant additional stock options at the current lower market price, pay higher cash compensation, or provide some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful.  At our annual meeting, stockholders will have the opportunity to approve a new incentive stock plan.  The proposed incentive stock plan would allow us to continue to compensate our employees with stock options and to utilize additional forms of equity awards.  If this proposal is not approved, we may have difficulty attracting and retaining qualified personnel.  However, the issuance of additional stock options may be dilutive to existing stockholders.  In addition, the expensing of stock options and other stock-based awards may increase any net losses or decrease any net income recorded in any given period and could affect the price that investors might be willing to pay in the future for shares of our common stock.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between March 31, 2004 and

March 31, 2005, our common stock closed as high as $18.55 per share and as low as $7.00 per share.  This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of March 31, 2005, we had $113.7 million of outstanding 3.5% convertible subordinated notes due in 2007, and  $300.0 million of outstanding 1.75% convertible senior notes due in 2011. The fair value of these convertible notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $18.7 million and $16.6 million at March 31, 2005 and December 31, 2004, respectively.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $13.6 million and $23.3 million as of March 31, 2005 and December 31, 2004, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.4 million and $2.3 million from the fair value of those investments at March 31, 2005 and December 31, 2004, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

On May 9, 2005, the Company and C. Geoffrey Davis, Ph.D., entered into a letter agreement in connection with Dr. Davis’s decision to transition from a full-time to part-time employee status.  As of July 1, 2005, Dr. Davis will resign his position as Chief Scientific Officer and will provide services to the Company on a part-time basis as Senior Vice President, Technology Assessment.  From July 1, 2005 through December 31, 2005, Dr. Davis will receive a prorated monthly salary of $11,541.66 and company paid benefits.  During this period, Dr. Davis will, among other things, assist in transitioning his responsibilities and in assessing technical and scientific opportunities for the Company.

ITEM 6. Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
10.69	Separation Agreement, dated March 18, 2005, between Abgenix, Inc. and Patrick Murphy.
10.70	Letter Agreement, dated May 9, 2005, between Abgenix, Inc. and C. Geoffrey Davis.
31.1	Certification of William R. Ringo Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of H. Ward Wolff Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of William R. Ringo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of H. Ward Wolff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 10, 2005

ABGENIX, INC.
(Registrant)

/s/ WILLIAM R. RINGO
William R. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ H. WARD WOLFF
H. Ward Wolff
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)