Form 10-Q
period 2005-06-30
ABGENIX INC
filed 2005-08-09
CIK 1052837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 89,834,537 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$45,869	$148,929
Marketable securities	332,134	267,400
Interest receivable	3,094	2,370
Accounts receivable, net	357	5,729
Prepaid expenses and other current assets	8,725	11,088
Total current assets	390,179	435,516
Property and equipment, net	204,535	223,004
Long-term investments	16,287	23,300
Goodwill	34,780	34,780
Identified intangible assets, net	32,128	60,010
Deposits and other assets	35,073	36,108
	$712,982	$812,718

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,461	$6,635
Deferred revenue	8,900	11,692
Accrued liabilities	14,240	16,622
Accrued restructuring charges	3,637	—
Total current liabilities	32,238	34,949
Deferred rent	7,354	7,519
Convertible notes	463,636	463,630
Non-current portion of accrued restructuring charges	5,576	—
Other long-term liabilities	52,813	25,626
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A-1 50,000 shares issued and outstanding; liquidation preference $50,000	49,869	49,869
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 89,782,695 and 89,146,380 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	978,637	973,979
Accumulated other comprehensive income	1,854	9,391
Accumulated deficit	(879,004)	(752,254)
Total stockholders’ equity	101,496	231,125
	$712,982	$812,718

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Contract revenue	$3,403	$4,189	$6,061	$7,079
Contract manufacturing revenue	—	1,325	—	1,325
Total revenues	3,403	5,514	6,061	8,404

Operating expenses:
Cost of goods manufactured	—	1,857	—	1,857
Research and development	35,545	36,148	71,329	64,605
Manufacturing start-up costs	4,807	2,790	6,784	10,136
Amortization of identified intangible assets, related to research and development	1,441	1,791	2,882	3,583
General and administrative	5,264	6,477	10,967	13,365
Impairment of identified intangible assets	25,000	17,241	25,000	17,241
Restructuring and other	14,740	—	14,740	—
Total operating expenses	86,797	66,304	131,702	110,787

Loss from operations	(83,394)	(60,790)	(125,641)	(102,383)

Other income (expenses):
Interest and other income, net	3,002	1,814	5,958	3,484
Interest expense	(3,725)	(1,647)	(7,067)	(3,290)
Total other income (expenses)	(723)	167	(1,109)	194
Net loss	$(84,117)	$(60,623)	$(126,750)	$(102,189)

Basic and diluted net loss per share	$(0.94)	$(0.68)	$(1.42)	$(1.15)

Shares used in computing basic and diluted net loss per share	89,658	88,673	89,456	88,490

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(126,750)	$(102,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring and other	5,527	—
Depreciation	14,600	15,422
Amortization of identified intangible assets	2,882	3,583
Impairment of identified intangible assets	25,000	17,241
Amortization of debt issuance costs	1,004	624
Other	117	(2)
Changes for certain assets and liabilities:
Interest receivable	(724)	795
Accounts receivable	5,372	398
Inventories	—	(370)
Prepaid expenses and other current assets	2,311	3,772
Deposits and other assets	43	(50)
Accounts payable	(1,174)	(803)
Deferred revenue	(2,792)	(2,777)
Accrued liabilities	(1,778)	82
Accrued restructuring charges	9,213	—
Contract cancellation obligation	—	(15,045)
Deferred rent	504	725
Other long-term liabilities	27,187	3,051
Net cash used in operating activities	(39,458)	(75,543)

Investing activities
Purchases of marketable securities	(102,720)	(110,878)
Maturities of marketable securities	22,292	37,210
Sales of marketable securities	15,164	140,911
Purchases of property and equipment	(2,264)	(4,573)
Sale of equipment	—	3
Net cash (used in) provided by investing activities	(67,528)	62,673

Financing activities
Net proceeds from issuance of common stock	3,926	3,238
Net cash provided by financing activities	3,926	3,238
Net decrease in cash and cash equivalents	(103,060)	(9,632)
Cash and cash equivalents at beginning of period	148,929	19,141
Cash and cash equivalents at end of period	$45,869	$9,509

See accompanying notes

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation - The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information or footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 and accompanying notes included in the Company’s annual report as filed on Form 10-K with the Securities and Exchange Commission.  The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or for any other future period.

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

As permitted by SFAS No. 123, the Company currently accounts for its share-based payments to employees using APB Opinion No. 25’s intrinsic value method and does not recognize compensation costs for its employee stock options.  Accordingly, the Company expects that the adoption of the SFAS No. 123(R) fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would approximate the impact of SFAS No. 123 as shown in the table below under the heading of “Stock-Based Compensation.”

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

•      Abgenix enters into revenue arrangements with multiple deliverables in order to meet its customer’s needs.  For example, the arrangements may include a combination of up-front fees, license payments, research services, milestone payments, future royalties and manufacturing arrangements.  Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists.  Deliverables in an arrangement that do not meet the separation criteria in Issue 00-21 must be treated as one unit of accounting for purposes of revenue recognition.  Generally, the revenue recognition guidance applicable to the last deliverable is followed for the combined unit of accounting.

•      Research and product license fees are recognized only after both the license period has commenced and the technology has been delivered.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net loss	$(84,117)	$(60,623)	$(126,750)	$(102,189)
Stock-based employee compensation costs included in the determination of net loss	615	—	615	—
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(4,469)	(12,055)	(8,933)	(24,410)
Pro forma net loss as if the fair value based method had been applied to all awards	$(87,971)	$(72,678)	$(135,068)	$(126,599)

Basic and diluted net loss per share as reported	$(0.94)	$(0.68)	$(1.42)	$(1.15)

Pro forma basic and diluted loss per share	$(0.98)	$(0.82)	$(1.51)	$(1.43)

                The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.72%	4.03%	4.11%	3.26%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factors of the expected market price of our Common Stock	0.55	0.90	0.55	0.90
Weighted-average expected life of option (years)	4.75	5.67	5.12	5.57

These same assumptions above were also applied in the determination of the option values related to stock options granted to non-employees, except that the term of the consulting contracts (ranging from six months to five years) was used for the expected life of the option.  For the three months ended June 30, 2005, the Company recorded an expense of $102,000 related to non-employee stock options, of which $96,000 was included in manufacturing start-up costs and $6,000 in general and administrative expenses.  For the six months ended June 30, 2005, the Company recorded an expense of $108,000 related to non-employee stock options, of which $96,000 was included in manufacturing start-up costs and $12,000 in general and administrative expenses.  The Company did not incur such expense in the three and six months ended June 30, 2004.

For the three and six months ended June 30, 2005, the Company also recorded a stock-based compensation expense of $615,000 related to employees that were affected by the restructuring plan described in Note 4 below, and this stock-based compensation expense was included in restructuring and other expenses.

Restructuring Charges – The Company records costs and liabilities associated with exit and disposal activities, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” at fair value in the period the liability is incurred.  SFAS No. 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows.  Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses.  In periods subsequent to initial measurement, changes to a liability are measured using the same credit-adjusted risk-free rate that was applied in the initial period.  In the quarter ended June 30, 2005, the Company recorded costs and liabilities in accordance with SFAS No.146 for exit activities related to a restructuring plan described in Note 4 below.  The Company will evaluate and adjust the liability on a quarterly basis as appropriate for changes in sublease assumptions due to changes in market conditions.

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

Reclassification – Certain prior year’s balances have been reclassified to conform to the current period’s presentation.

2.             Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss	$(84,117)	$(60,623)	$(126,750)	$(102,189)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period	3,405	(2,880)	(7,537)	(3,985)
Comprehensive loss	$(80,712)	$(63,503)	$(134,287)	$(106,174)

3.             Impairment of Identified Intangible Assets

In the quarter ended June 30, 2005, management determined that an impairment of the Company’s acquired Selected Lymphocyte Antibody Method (SLAM) technology had occurred and that the estimated fair value had declined to $2.0 million.  This technology, which includes intellectual property, was acquired in 2000 through the acquisition of Abgenix Biopharma Inc., formerly known as ImmGenics Pharmaceuticals, Inc.  In the second quarter of 2005, the Company completed a strategic planning process, which included an assessment of its technologies.  After assessing the SLAM technology, the Company determined that its use of the SLAM technology had declined and would continue to decline substantially because of significant improvements in the use of other technologies and processes.  Because of this impairment indicator, the Company tested the SLAM technology for recoverability and found that the undiscounted future cash flows estimated to be generated from the use of the SLAM technology were less than the carrying value of the SLAM technology.  As a result, the Company determined that an impairment of the SLAM technology had occurred and recorded an impairment charge of $23.1 million in the second quarter of 2005 to adjust the carrying value of the SLAM technology to its estimated fair value, which is based on the estimated discounted future cash flows to be generated from the SLAM technology.

In the quarter ended June 30, 2005, management also determined that an impairment of the Company’s acquired technology in the field of intrabodies (antibodies that can access intracellular targets) had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2000 through the acquisition of IntraImmune, Inc.  The Company decided to discontinue the development of the intrabody program and performed an assessment of the associated patent position and the likelihood of sale or license of the technology to a third party.  The

Company determined that the possibility of generating positive future cash flows from the technology was remote.  As a result, the Company recorded an impairment charge of $1.9 million in the second quarter of 2005.

In the quarter ended June 30, 2004, management had determined that an impairment of the Company’s acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc.  The Company decided to focus its resources on other research and development projects and wind down its catalytic antibody program.  Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, management further determined in the quarter ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote.  As a result of this determination, the Company recorded an impairment charge of $17.2 million in the second quarter of 2004.  Intangible assets held and used must be tested for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.  As of December 31, 2004, the Company determined that no changes in circumstances had occurred that would indicate that a further impairment of an intangible asset had occurred.

Identified intangible assets as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net Book Value
As of June 30, 2005:
Acquisition-related developed technology	$48,590	$(17,083)	$31,507
Other intangible assets	824	(203)	621
	$49,414	$(17,286)	$32,128

As of December 31, 2004:
Acquisition-related developed technology	$85,142	$(26,264)	$58,878
Other intangible assets	1,442	(310)	1,132
	$86,584	$(26,574)	$60,010

Amortization of acquisition-related intangible assets was approximately $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2005, and $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2004.

Amortization of other intangible assets was $22,000 and $45,000, respectively, for each of the three and six months ended June 30, 2005 and 2004.

Estimated amortization expense related to identified intangible assets for the six-month period from July 1, 2005 to December 31, 2005 and for each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Acquisition-related	$1,666	$3,332	$3,332	$3,332	$3,332	$16,513	$31,507
Other	$25	$51	$51	$51	$51	$392	$621

4.             Restructuring and Other

In June 2005, the Company implemented a restructuring plan in which the Company decided to consolidate its research and pre-clinical activities into the Company’s facility located in Burnaby, British Columbia, and reduce its workforce by approximately 15%.  As a result of the reduction in workforce and an evaluation of its future needs, the Company determined that it would not occupy and would sublease, to the extent possible, certain of its research facilities.  The restructuring plan was designed to focus resources on the Company’s development pipeline and particularly the potential commercial opportunity of its lead product candidate, panitumumab.

In connection with the restructuring plan, the Company recorded in the second quarter of 2005 total restructuring charges of $14.7 million, including $2.7 million of one-time termination benefits, $6.5 million of lease obligations and $5.6 million for the impairment of leasehold improvements, equipment and other assets.  The one-time termination benefits primarily consisted of severance pay and non-cash, stock-based compensation expense.  The substantial majority of the severance pay is expected to be paid in full by the end of 2005.

Restructuring charges included lease obligations of $6.5 million, which represented the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that the Company decided not to occupy as a result of the restructuring plan.  The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the length of any subleases.  The Company has lease obligations related to the facilities subject to its restructuring activities which extend to the year 2014.  Management will review the sublease assumptions on a quarterly basis, until the outcome is finalized.  Accordingly, management may modify these estimates to reflect any changes in circumstances in future periods.

The Company’s decision to consolidate its research facilities was deemed to be an impairment indicator for its equipment and leasehold improvements under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of performing an impairment evaluation, the Company recorded an impairment charge of $5.6 million to adjust the carrying value of the related long-lived assets to their estimated fair values.  The majority of the impairment charge was related to leasehold improvements and the fair value of these leasehold improvements was estimated based upon anticipated future cash flows associated with the related facilities, discounted at an interest rate commensurate with the risks involved.  A portion of the impairment charge was also related to certain lab and computer equipment and furniture and fixtures that currently do not have any anticipated future use due to the restructuring plan.

Activities related to the consolidation of the Company’s research facilities under the restructuring plan are expected to continue for the remainder of 2005.  The Company may incur additional costs for the transfer or disposal of equipment, facility remediation and employee relocation expenses.  These costs will be recorded in the period in which they are incurred in accordance with SFAS No. 146.

The following table is a summary of restructuring activities in the second quarter of 2005 and the liability balance as of June 30, 2005 (in thousands):

	Charges to	Non-Cash	Balance at
	Operations	Charges	June 30, 2005

Termination benefits, including stock-based compensation	$2,694	$(615)	$2,079
Lease obligations, net	6,464	670	7,134
Impairment of property and equipment	5,582	(5,582)	—
	$14,740	$(5,527)	$9,213

		Classified as:
		Short-term liability	$3,637
		Long-term liability	5,576
			$9,213

5.             Other Long-Term Liabilities

In 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody created by the Company and directed against epidermal growth factor receptor (EGFr).  The parties amended this agreement in October 2003.  Under the amended agreement, Amgen has decision-making authority for development and commercialization activities.  As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of panitumumab.  Under the amended agreement, Amgen is required to make available in 2004 and 2005 up to $60.0 million in advances that the Company may use to fund a portion of its share of development and commercialization costs for panitumumab after the Company has contributed $20.0 million toward development costs in 2004.  As of June 30, 2005, the Company had a carrying balance of $52.8 million under this facility consisting of $50.3 million in advances and $2.5 million of interest accrued at the contract rate of 12% per annum.  The Company has notified Amgen of its intent to draw a cash advance of an additional $2.7 million subsequent to June 30, 2005.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, the Company is generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

6.             Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended June 30, 2005	3 customers, 51%, 21% and 16%, respectively
Six months ended June 30, 2005	4 customers, 42%, 25%, 13% and 10%, respectively
Three months ended June 30, 2004	3 customers, 42%, 26% and 24%, respectively
Six months ended June 30, 2004	3 customers, 33%, 30% and 20%, respectively

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

We are co-developing our most advanced proprietary product candidate, panitumumab, with Immunex Corporation, a wholly owned subsidiary of Amgen Inc.  References in this quarterly report to Amgen are both to Amgen and Immunex.  Panitumumab is in pivotal trials, and we have another product candidate, ABX-10241, in early stage clinical trials.  In addition, we have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies to jointly develop and commercialize products or to enable these companies to use our XenoMouse® technology in the development of their products.  We may also use our XenoMax® technology on our customer’s behalf.  Six of our licensing partners, Pfizer, Inc., Amgen, Chiron Corporation, CuraGen Corporation, Human Genome Sciences, Inc. and Agensys, Inc., have initiated clinical trials or submitted regulatory applications for such trials for antibodies generated from XenoMouse animals.  We also use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

We have entered into joint development arrangements with companies such as Chugai Pharmaceuticals Co., Ltd., U3 Pharma AG and Dendreon Corporation, and may enter into additional joint development agreements.  We generally expect to self-fund preclinical and certain clinical activities to determine preliminary safety and efficacy before deciding whether to conduct further product development internally or enter into joint development and commercialization agreements.  Our strategy is designed to diversify the risks associated with our research and development spending and to continue to focus our activities on product development and commercialization.

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

Our Financial Position and Liquidity

We derive our revenues from our technology out-licensing contracts and our production services contracts.  We expect that unless and until commercialization of panitumumab occurs, substantially all of our revenues for the foreseeable future will result from payments under these and similar arrangements, our joint development arrangements and our collaboration with AstraZeneca, and payments we receive under these arrangements will continue to be subject to significant fluctuation in both timing and amount.

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

We have incurred net losses since we were organized as an independent company, including a net loss of $126.8 million for the six months ended June 30, 2005.  We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, manufacturing start-up costs and costs associated with preparations for the potential commercialization of panitumumab, including costs associated with co-promotion and other commercial activities, and charges related to purchases of technology or other assets.  We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

As of June 30, 2005, we had cash, cash equivalents and marketable securities of $378.0 million.  We will continue to assess our cash position, and may repurchase a portion of our outstanding convertible subordinated notes due 2007, of which $113.7 million were outstanding at June 30, 2005.

Summary of Product Development

Proprietary Product Development

Two of our antibody therapeutic product candidates are in clinical trials.  The following is an overview of these programs.

•      Panitumumab (ABX-EGF).  Our leading proprietary antibody therapeutic product candidate is panitumumab.  Generated using our technology, panitumumab is a fully human antibody therapeutic product candidate directed against the human epidermal growth factor receptor (EGFr) and a candidate for the potential treatment of a variety of solid tumors. We are co-developing panitumumab with Amgen under a joint development and commercialization agreement described under Summary of Contractual Arrangements below.  The status of clinical trials of panitumumab is as follows:

•      Colorectal cancer, single agent therapy with panitumumab: Pivotal studies – In January 2004, Amgen initiated two pivotal studies of panitumumab as monotherapy in patients with metastatic colorectal cancer refractory to standard irinotecan (Camptosar®)- and oxaliplatin (Eloxatin®)-containing chemotherapy treatment, one in the United States and one outside the United States.  The initiation of the U.S. trial followed the receipt of a Special Protocol Assessment letter from the U.S. Food and Drug Administration, or FDA, endorsing the design of the trial to support a regulatory submission for potential accelerated approval.  Enrollment in this trial, which began in the first quarter of 2004, is proceeding more slowly than originally anticipated.  The second pivotal study, a randomized controlled study comparing best supportive care with best supportive care and panitumumab, is being conducted in Europe, Canada and Australia in support of the global registration program.  Enrollment in this study is complete and the cut-off point for data collection has been reached.  We do not expect to receive the results of the analysis of this data before the end of the third quarter of 2005.  In December 2004, the FDA indicated that data from one pivotal trial, once completed, could be acceptable with additional data from other pending studies to support a submission for marketing approval in the United States.  The FDA has granted fast track designation for panitumumab for patients with metastatic colorectal cancer who have failed standard irinotecan- and oxaliplatin-containing chemotherapy treatment.  Fast track designation allows the FDA to accept, on a rolling basis, portions of a marketing application for review prior to the completion of the final registrational package.

•      Colorectal cancer, single agent therapy with panitumumab: Phase 2 studies — Amgen is conducting Phase 2 studies evaluating panitumumab as a single agent therapy in the treatment of advanced metastatic colorectal cancer.  One Phase 2 clinical trial, which was initiated in December 2001, is closed and treatment is ongoing.  Data from this study, which demonstrated single agent antitumor activity and general tolerability of panitumumab in this setting, was reported at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2005.  Amgen is also conducting a study to evaluate panitumumab in metastatic colorectal cancer patients with tumors having low or undetectable levels of EGFr.  This trial was initiated in 2004 and enrollment is ongoing.

•      Colorectal cancer, combination of panitumumab with chemotherapy — Amgen is conducting a separate Phase 2 clinical trial evaluating the effect of panitumumab administered with irinotecan containing regimens as first-line treatment in patients with metastatic colorectal cancer.  Enrollment in this trial, which was initiated in January 2002, is closed and treatment is ongoing.

•      Colorectal cancer, combination of panitumumab with chemotherapy and other targeted therapy – In April 2005, we and Amgen announced the initiation of a randomized Phase 3 study in the first line treatment of patients with metastatic colorectal cancer, the “Panitumumab Advanced Colorectal Cancer Evaluation,” or PACCE study.  This study evaluates the effect of chemotherapy consisting of oxaliplatin- or irinotecan-containing regimens and bevacizumab (Avastin®), with or without panitumumab.  Enrollment in this study is ongoing.

•      Non-small cell lung cancer— Amgen is conducting a Phase 2 clinical trial for panitumumab in the first line treatment of advanced non-small cell lung cancer administered with standard chemotherapy, compared to standard chemotherapy alone.  Enrollment in this trial, which was initiated in July 2001, is closed and treatment is ongoing.  A recently completed primary analysis of this study revealed that when compared with chemotherapy alone, the panitumumab combination did not improve time to disease progression, the study’s primary efficacy endpoint.  Secondary efficacy endpoints of the study, tumor response rate and overall survival, were not met.  The combination of panitumumab and standard chemotherapy was generally well tolerated.  Further analysis of the data is ongoing.

•      Renal cell cancer—We are conducting a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with renal cell cancer.  Enrollment in this trial, which was initiated in April 2001, is closed and treatment is ongoing.

•      Various cancers — We initiated a Phase 1 clinical trial for panitumumab in various solid tumors in 1999.  In 2003, we expanded enrollment to investigate additional panitumumab dose levels and schedules of administration.  Enrollment is closed and treatment is complete.  Data from this dose and schedule study were presented at ASCO in May 2005 and showed that panitumumab was generally well tolerated at weekly, every other week and every third week dosing regimens.

•      Further development – Additional Phase 1 and 2 clinical studies evaluating panitumumab in different tumor types either as a single agent or in combination with different chemotherapeutic agents and targeting agents, have been initiated or are expected to be initiated from time to time.  For example, an evaluation of panitumumab in combination with chemotherapy and AMG 706, an Amgen proprietary multi-kinase inhibitor, is currently ongoing.

•      ABX-10241 (ABX-PTH).  Generated using our technology, ABX-10241, or ABX-PTH, is a fully human antibody therapeutic product candidate directed against parathyroid hormone (PTH) for the potential treatment of secondary hyperparathyroidism.  We filed an investigational new drug application, or IND, in December 2003 and initiated a single dose Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-10241 in patients with secondary hyperparathyroidism in February 2004.  Preliminary results from an interim analysis of this study were presented at a scientific meeting in 2004.  Enrollment in this trial is ongoing.  In addition, patient screening has begun for a multiple dose Phase 1 trial of ABX-10241 in patients with secondary hyperparathyroidism.

Customer Product Development

We license our XenoMouse technology to pharmaceutical, biotechnology and genomics companies interested in developing antibody-based products.  Typically, our agreements with our customers provide for up-front and, upon the occurrence of certain events, milestone payments to us, along with royalty payments to us if the product reaches the market.  We do not participate in the development or marketing of these product candidates.  Our customers have advanced nine antibodies generated with XenoMouse technology into the clinical phase as follows:

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

•      Amgen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that Amgen has advanced into a pivotal trial as AMG 162 as a potential treatment for bone loss.  Amgen has advanced an additional XenoMouse-derived fully human antibody therapeutic product candidate to an undisclosed target to Phase 1 clinical trials.

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

•      Agensys– AGS-PSCA is a XenoMouse-derived fully human antibody therapeutic product candidate that selectively binds to prostate stem cell antigen (PSCA).  Agensys has filed an IND to initiate a Phase 1 clinical trial of this candidate in patients with advanced prostate cancer.

Summary of Contractual Arrangements

Overview

We have entered into a variety of contractual arrangements to use our XenoMouse and XenoMax technologies to generate and/or develop fully human antibodies against numerous antigens or to manufacture fully human antibodies.  The following is a summary of these relationships.

Amgen Collaboration

In 2000, we entered into a joint development and commercialization agreement with Immunex, now a wholly-owned subsidiary of Amgen, for the co-development of ABX-EGF, now known as panitumumab.  We amended this agreement in October 2003.  Under the amended agreement, Amgen has decision-making authority for development and commercialization activities and we have the right to co-promote panitumumab in the United States.  We have decided to pursue the co-promotion of panitumumab with Amgen in the United States.  We are obligated to pay 50% of the development and commercialization costs and we are entitled to receive 50% of any profits from sales of panitumumab.  In addition, Amgen is required to make available in 2004 and 2005 up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization. Under a separate agreement with Amgen, we are manufacturing clinical supplies of panitumumab for the collaboration and will manufacture commercial supplies for the first five years after commercial launch, with Amgen’s support and assistance.  The costs of manufacturing clinical and commercial supplies are also shared equally.

AstraZeneca Collaboration

We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer.  This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized worldwide by AstraZeneca exclusively.  We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets, and have initiated research programs for numerous targets.  To date, we and AstraZeneca have selected 22 targets for inclusion in the collaboration, including several for which we had pre-existing preclinical programs.  For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales.  AstraZeneca may make milestone payments to us of up to $51 million per candidate that is developed under the agreement, and for any antibody we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million.  In addition, we may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, and would be compensated for those activities at competitive market rates.  The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further codevelop on an equal cost and profit sharing basis.  Subject to a number of exceptions, we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in the field of oncology during a three-year target selection period.  These exceptions include, among others, work on antibodies directed at antigens that are or become subject to existing collaborations and antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services.  In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix securities.  Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million in our convertible preferred stock.

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

Production Services

We have entered into a limited number of contracts for process sciences and manufacturing services.  We may offer a variety of process development, cell banking and clinical and commercial scale manufacturing services for antibody product candidates to existing and new customers to absorb production services capacity we are not using for our proprietary product candidates.  Pursuant to such arrangements we may receive fees and, in some circumstances, royalties from future product sales.  We continue to assess opportunities and may enter into additional production service contracts.

Results of Operations

Three Months and Six Months Ended June 30, 2005 and 2004

                Contract Revenues.

                Contract revenues totaled $3.4 million and $6.1 million, respectively, in the three and six months ended June 30, 2005, compared to $4.2 million and $7.1 million, respectively, in the comparable 2004 periods. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict.

The primary components of contract revenues for both periods were as follows:

•      Technology Licensing

We recognized a total of $3.4 million and $6.1 million, respectively, in the three and six months ended June 30, 2005, compared to $3.6 million and $6.0 million, respectively, in the comparable 2004 periods, from licensing our proprietary technologies. Revenues in these periods consisted primarily of various fees, such as research license and service fees, product license fees, product development and research milestone payments and option fees, under agreements related to the licensing of our XenoMouse technology.  These revenues were generated from several collaborators, but primarily from Pfizer, Amgen and Genentech in the three and six months ended June 30, 2005 and from Abbott, Pfizer, and CuraGen in the three and six months ended June 30, 2004.

•      Production Services

We recognized no revenue in the three and six months ended June 30, 2005 and approximately $0.6 million and $1.1 million, respectively, in the three and six months ended June 30, 2004 for production services.  These revenues consisted primarily of process sciences services and were generated from a customer under a production services agreement.

Contract Manufacturing Revenues.

In the three and six months ended June 30, 2005, we did not recognize any revenues from manufacturing services.  Contract manufacturing revenues totaled $1.3 million in the three and six months ended June 30, 2004 and were related to the manufacture of an antibody product for a customer under a production services agreement.

Cost of Goods Manufactured.

Costs incurred by the Company for contract manufacturing pursuant to production service contracts are reported as cost of goods manufactured.  In the three and six months ended June 30, 2005, we did not manufacture any products under a production services agreement and, therefore, did not incur any cost of goods manufactured.  In the three and six months ended June 30, 2004, we incurred $1.9 million in cost of goods manufactured associated with manufacturing an antibody product for a customer under a production services agreement.  Cost of goods manufactured included material, direct labor, outside testing and overhead costs associated with manufacturing an antibody product for a customer under a production services agreement.

Research and Development Expenses.

Research and development expenses were $35.5 million and $71.3 million, respectively, in the three and six months ended June 30, 2005, compared to $36.1 million and $64.6 million, respectively, in the same periods in 2004. The major components of research and development expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product development	$27,946	$26,087	$55,448	$45,365
Research	7,599	10,061	15,881	19,240
Total	$35,545	$36,148	$71,329	$64,605

Product development costs include costs of preclinical development, cell line development and conducting clinical trials for our proprietary product candidates.  Product development costs relate both to programs we are developing jointly with collaborators pursuant to joint development arrangements and to programs that we are developing independently.  The costs of our joint development programs represented the majority of our product development costs in both the three and six months ended June 30, 2005.  Product development costs also include costs related to cell line development in connection with production services arrangements.  Typically, our joint development arrangements provide that we and our collaborator share the costs of development and commercialization.  We bear the entire cost of programs we are developing independently.  In the three and six months ended June 30, 2005, our product development costs increased in comparison to the same periods in 2004, primarily due to a significant increase in costs associated with our joint development programs, the substantial majority of which was related to the panitumumab program.  To a lesser extent, the increase was due to an increase in product development costs related to one of our independent programs, ABX-10241.  The increases were partially offset by a decrease in product development costs in 2005 related to cell line development activities we performed under a production services contract.

The increase in product development costs for the panitumumab program in 2005 from 2004 was primarily attributed to an increase in the amount we reimbursed our joint development partner, Amgen.  Under the joint development and commercialization agreement with Amgen, we are obligated to pay 50% of the total development and commercialization costs of panitumumab.  We reimburse Amgen when we incur less than 50% of the total development costs incurred by both parties in the given period.  In a period where we incur more than 50% of the total development costs, we would record such excess amount, which would be reimbursed to us by Amgen, as a reduction of our product development costs.  In the three and six months ended June 30, 2005, the amount of our reimbursement to Amgen was $6.7 million and $12.4 million, respectively, compared to $3.1 million and $6.4 million, respectively, in the same periods in 2004.  The increase in our reimbursements to Amgen in 2005 from 2004 reflected an increase in development activities performed by Amgen for panitumumab.  Partially offsetting the increase in product development costs for panitumumab was a decrease in clinical research fees in 2005 from 2004 due to the completion of patient enrollment for all panitumumab clinical trials that we manage.  Clinical research fees consist of clinical investigator site fees, monitoring costs and data management costs.

Product development costs for ABX-10241 increased by $0.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004.  The increase in 2005 from 2004 was primarily due to increased spending in clinical research fees for the single dose Phase 1 clinical trial, of which patient enrollment is ongoing, and in preparation for a multiple dose Phase 1 study, of which patient screening has been initiated.

Product development costs can vary significantly from period to period depending on the progress of the development activities in the period.  Overall, we expect costs associated with product development in 2005 to be higher than 2004 as we and Amgen continue to expand our development efforts on the panitumumab program.  In addition, we expect product development costs related to ABX-10241 to increase in 2005 compared to 2004.

Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities.  Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies.  The decrease in research costs in 2005 compared to 2004 was primarily due to a reduction in costs associated with licensing charges from arrangements with research institutions and others, as well as decreased spending in lab supplies and reduced depreciation expense.

Manufacturing Start-Up Costs.

Manufacturing start-up costs were $4.8 million and $6.8 million, respectively, in the three and six months ended June 30, 2005, compared to $2.8 million and $10.1 million, respectively, in the same periods in 2004.  Manufacturing start-up costs include certain costs associated with our new manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.  The increase in the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to an increase in personnel in production services in preparing for the possible submission of Biologic License Application, or BLA, for panitumumab.  The decrease in the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the increased use of our manufacturing facility for the manufacture of panitumumab and other development activities, including process validation and the manufacture of our conformance lots.  Manufacturing start-up costs will fluctuate from period to period depending on the level of these manufacturing and development activities.

Amortization of Identified Intangible Assets.

Our identified intangible assets consist primarily of existing technology (including patents and certain royalty rights) we acquired through the acquisitions of Hesed Biomed in 2001, Abgenix Biopharma Inc., formerly known as ImmGenics Pharmaceuticals, Inc., and IntraImmune in 2000, and JT America’s interest in Xenotech in 1999.  Amortization of intangible assets totaled $1.4 million and $2.9 million, respectively, in the three and six months ended June 30, 2005, compared to $1.8 million and $3.6 million, respectively, in the same periods in 2004.  The decrease in 2005 from 2004 was due to a reduction in intangible assets due to the write-off in the second quarter of 2004 of the remaining value of the catalytic antibody technology that we acquired through the acquisition of Hesed Biomed.  We expect the amortization of intangible assets to further decrease in future periods as we recorded impairment charges for certain intangible assets in the second quarter of 2005.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance and an allocation of facility costs.  General and administrative expenses totaled $5.3 million and $11.0 million, respectively, in the three and six months ended June 30, 2005, compared to $6.5 million and $13.4 million, respectively, in the same periods in 2004.  The decrease in 2005 from 2004 was primarily due to a reduction in legal, consulting and temporary personnel expenses.

Impairment of Intangible Assets.

Impairment of intangible assets totaled $25.0 million in the three and six months ended June 30, 2005, compared to $17.2 million in the same periods in 2004.

In the quarter ended June 30, 2005, we determined that an impairment of our Selected Lymphocyte Antibody Method (SLAM) technology had occurred and that the estimated fair value had declined to $2.0 million.  This technology, which includes intellectual property, was acquired in 2000 through the acquisition of Abgenix Biopharma, Inc., formerly known as ImmGenics Pharmaceuticals, Inc.  In the second quarter of 2005, we completed a strategic review process, which included an assessment of our technologies.  After assessing the SLAM technology, we determined that our use of the SLAM technology had declined and would continue to decline substantially because of significant improvements in the use of other technologies and processes.  Because of this impairment indicator, we tested the SLAM technology for recoverability and found that the undiscounted future cash flows estimated to be generated from the use of the SLAM technology were less than the carrying value of the SLAM technology.  As a result, we determined that an impairment of the SLAM technology had occurred and recorded an impairment charge of $23.1 million in the second quarter of 2005 to adjust the carrying value of SLAM technology to its estimated fair value, which is based on the estimated discounted future cash flows to be generated from the SLAM technology.

Also in the quarter ended June 30, 2005, we determined that an impairment of the acquired technology in the field of intrabodies (antibodies that can access intracellular targets) had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2000 through the acquisition of IntraImmune, Inc.  We decided to discontinue the development of the intrabody program and performed an assessment of the associated patent position and the likelihood of sale or license of the technology to a third party.  We determined that the possibility of generating positive future cash flows from the technology was remote.  As a result, we recorded an impairment charge of $1.9 million in the second quarter of 2005.

During the quarter ended June 30, 2004, we had determined that an impairment of the Company’s acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero.  This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc.  We decided to focus our resources on other research and development projects and wind down our catalytic antibody program.  Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined in the three months ended June 30, 2004 that the possibility of generating positive future cash flows from the technology was remote.  As a result of this determination, we recorded an impairment charge of $17.2 million in the quarter ended June 30, 2004.

Restructuring and Other.

In June 2005, we implemented a restructuring plan in which we decided to consolidate our research and pre-clinical activities into the facility located in Burnaby, British Columbia, and reduce our workforce by approximately 15%.  As a result of the reduction in workforce and an evaluation of our future needs, we determined that we would not occupy and would sublease, to the extent possible, certain of our research facilities.  The restructuring plan was designed to focus resources on our development pipeline and particularly the potential commercial opportunity of our lead product candidate, panitumumab.

In connection with the restructuring plan, we recorded in the second quarter of 2005 total restructuring charges of $14.7 million, including $2.7 million of one-time termination benefits, $6.5 million of lease obligations and $5.6 million for the impairment of leasehold improvements, equipment and other assets.  The one-time termination benefits primarily consisted of severance pay and non-cash, stock-based compensation expense.  The substantial majority of the severance pay is expected to be paid in full by the end of 2005.

The $6.5 million of lease obligations represented the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that we decided not to occupy as a result of the restructuring plan.  Additionally, we recorded an impairment charge of $5.6 million to adjust the carrying value of the related long-lived assets to their estimated fair values based on our impairment evaluation in connection with the restructuring.  The majority of the impairment charge was related to leasehold improvements, and the fair value of these leasehold improvements was estimated based upon anticipated future cash flows associated with the related facilities, discounted at an interest rate commensurate with the risks involved.  A portion of the impairment charge was also related to certain lab and computer equipment and furniture and fixtures that currently do not have any anticipated future use due to the restructuring plan.

Activities related to the consolidation of our research facilities under the restructuring plan are expected to continue for the remainder of 2005.  We may incur additional costs for the transfer or disposal of equipment, facility remediation and employee relocation expenses.  These costs will be recorded in the period in which they are incurred in accordance with SFAS No. 146.

As a result of the restructuring, we expect that certain research and development expenses, including compensation, facilities and depreciation of property and equipment, will be lower than the current rate of spending starting in the third quarter of 2005.  Compared to the amounts incurred in the first half of 2005, we expect these expenses to decrease by approximately $5 million in total in the second half of 2005.  However, we also expect that the decrease in these expenses will be offset by an anticipated increase in product development expenses for the remainder of 2005, in particular joint development expenses as discussed above.

Interest and Other Income, Net.

Interest and other income, net, consist primarily of interest from cash, cash equivalents and marketable securities. Interest and other income, net, increased to $3.0 million and $6.0 million, respectively, in the three and six months ended June 30, 2005, compared to $1.8 million and $3.5 million, respectively, in the same periods in 2004.  The increase was primarily the result of higher interest rates and higher average balance of cash, cash equivalents and marketable securities in the first six months of 2005 as compared to the same period in 2004.

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible notes and interest on the Amgen credit facility.  In the three and six months ended June 30, 2005, interest expense increased to $3.7 million and $7.1 million, respectively, as compared to $1.6 million and $3.3 million, respectively, in the same periods in 2004.  The increase in the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily due to the interest related to the convertible senior notes due 2011 and the interest related to the credit facility with Amgen which was not available for advances in the first six months of 2004.  A portion of the increase was offset by the reduction of interest related to the convertible subordinated notes due 2007, as $86.3 million principal amount of these notes was repurchased in December 2004.  Interest expense of $0.3 and $0.5 million, respectively, was capitalized in the three and six months ended June 30, 2005, compared to $0.4 million and $0.8 million, respectively, in the same periods in 2004.  In December 2004, we issued $300.0 million of convertible senior notes due 2011, which accrue interest at an annual rate of 1.75% payable semi-annually.  In the three and six months ended June 30, 2005, we recorded an interest expense of $1.3 million and $2.6 million, respectively, related to the convertible senior notes due 2011 and an interest expense of $1.0 million and $2.0 million, respectively, related to the convertible subordinated notes due 2007.  For each future quarterly period through March 2007, we expect to record approximately $2.3 million in interest expense related to our convertible notes, assuming that the outstanding principal amount remains unchanged at $113.8 million.  We record interest at 12% on the amounts we draw on our credit facility with Amgen until we repay the balance in full.  In the three and six months ended June 30, 2005, the amount of interest recorded under the Amgen arrangement was $1.2 million and $2.0 million, respectively.  The amount of any such advances, plus interest, may be repaid out of profits from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and marketable securities of approximately $378.0 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.  We have also invested in certain marketable equity securities of ImmunoGen and CuraGen for strategic reasons.  These securities had an aggregate fair value of $16.3 million at June 30, 2005.  We will continue to assess our cash position, and may repurchase a portion of our outstanding convertible subordinated notes due 2007.

Cash Used in Operating Activities.  Net cash used in operating activities was $39.5 million and $75.5 million in the six months ended June 30, 2005 and 2004, respectively.  The major components of the changes in cash used in operating activities in the six months ended June 30, 2005, compared to the same period in 2004, were primarily the following:

•      An increase of $24.1 million in our liability to Amgen under our joint development collaboration for panitumumab.

•      Payments of approximately $14.0 million on the Lonza contract cancellation obligation in the first six months of 2004.  This obligation was settled in the third quarter of 2004.

•      An increase of $3.9 million in research and development and manufacturing start-up costs, not including the Lonza contract cancellation charge, amortization of identified intangible assets and depreciation related to the development of new products.

•      An increase of $2.6 million in customer payments due primarily to the timing of payments received under our contracts.

•      A decrease of $2.2 million in the change in accounts payable and accrued liabilities, net.

Cash Used in and Provided by Investing Activities.  Net cash used in investing activities was $67.5 million in the six months ended June 30, 2005, compared to net cash provided by investing activities of $62.7 million in the six months ended June 30, 2004.  Net cash used in and provided by investing activities primarily consisted of the following:

•      Capital expenditures of $2.3 million and $4.6 million in the six months ended June 30, 2005 and 2004, respectively.  Capital expenditures in both 2005 and 2004 primarily consisted of investments in construction in progress and equipment for our manufacturing facility and investments in lab equipment and software.

•      Purchases, net of maturities and sales, of marketable securities of $65.3 million in the six months ended June 30, 2005, compared to maturities and sales, net of purchases, of marketable securities of $67.2 million in the six months ended June 30, 2004.

Cash Provided by Financing Activities.  During the six months ended June 30, 2005 and 2004, net cash provided by financing activities was $3.9 million and $3.2 million, respectively, consisting of the following:

•      $1.7 million from the issuance of common stock in connection with an extension of a technology licensing agreement by Genentech in the first quarter of 2005.

•      $2.2 million and $3.2 million from the issuance of common stock upon the exercise of stock options and under our employee stock purchase plan in the first six months of 2005 and 2004, respectively.

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

We currently intend to use our available cash on hand to finance these projects and business developments, but we might also pursue other financing alternatives, such as equity, equity-linked debt or debt financing, a bank line of credit, sale-lease back financing, asset sales, funding by one or more collaborators or a mortgage financing, that may become available to us.  We have filed with the Securities and Exchange Commission a currently effective shelf registration through which we may offer for sale from time to time up to $250 million in equity or debt securities. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

In October 2003, we entered into an amendment of our joint development and commercialization agreement with Amgen for the co-development of panitumumab.  Under the agreement, Amgen is obligated to make available in 2004 and 2005 up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs after we have contributed $20.0 million toward development costs in 2004.  As of June 30, 2005, we had a carrying balance of $52.8 million, which consisted of $50.3 million in advances and $2.5 million of accrued interest, and expect to draw an additional $2.7 million under this facility in August 2005.  We expect to continue to make use of this credit facility in 2005 up to the $60.0 million limit.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of June 30, 2005, two of our proprietary product candidates, panitumumab and ABX-10241 were in various stages of clinical trials.  The clinical trials of panitumumab and ABX-10241 are expected to require significant expenditures in the foreseeable future.  Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period

Phase 1	1-2 Years
Phase 2	1-2 Years
Phase 3	2-4 Years

Completion of clinical trials may take several years or more.  The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate.  The duration and the cost of clinical trials may vary significantly over the life of a project.

We test our potential product candidates in numerous preclinical studies to identify disease indications for possible therapeutic application. We may conduct multiple clinical trials on our own or with our collaborators to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for one or more indications for a given product candidate in order to focus our resources on more promising product candidates or indications.

An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We may enter joint development agreements, similar to our agreement with Amgen for panitumumab, and may enter into additional joint development agreements earlier in the development life cycle of product candidates. We have begun to implement our collaboration strategy through co-development arrangements with companies such as Chugai, U3, Microscience, Sosei and Dendreon. Our strategy is designed to diversify the risks associated with our research and development spending.

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

History of Net Losses.  We have incurred net losses since our organization as an independent company, including in the last five years net losses of $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $187.5 million in 2004, and $126.8 million in the six months ended June 30, 2005.  As of June 30, 2005, our accumulated deficit was $879.0 million. Our losses to date have resulted principally from:

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

•      impairment charges relating to our strategic investments in CuraGen, ImmunoGen and MDS Proteomics; and

•      impairment charges relating to acquired technologies, including our SLAM technology and technologies in the fields of intrabodies and catalytic antibodies.

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

Critical Accounting Estimates

Several estimates and judgments involved in the application of accounting principles impact the financial results that we report.  We are required to estimate the effect of matters that are inherently uncertain.  Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years.  We believe our most critical accounting estimates include revenue recognition, accounting for equity investments, goodwill and identified intangible assets, restructuring charges, income taxes and stock option valuation.

Revenue Recognition

We derive our contract revenue from license, option, service and milestone fees received from customers. Services include those performed under our technology out-licensing and production services agreements.  As described below, within the framework of generally accepted accounting principles, significant management judgments and estimates must be made and applied in connection with the revenue recognized in any accounting period. If our management made different judgments or utilized different estimates, material differences could result in the amount and timing of our revenue in any period.

We enter into revenue arrangements with multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments, future royalties, and manufacturing arrangements.  Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists.  Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition.  Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting.  For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  For example, during the three and six months ended

June 30, 2005, we recognized revenue of approximately $83,000 and $198,000, respectively, related to arrangements for which the period of time over which the research will be performed was not contractually defined.  For these arrangements, we are amortizing up-front fees over the 15- to 20-month period of time defined in the research plan established by us and our customer.  As of June 30, 2005, approximately $47,000 remained in deferred revenue related to these arrangements.  In addition, during the three and six months ended June 30, 2005, we recognized revenue of approximately $174,000 and $349,000, respectively, related to an arrangement for which the period of time of continuing obligation is dependent upon the timing of product commercialization.  The length of time necessary to complete preclinical and clinical testing, and to obtain marketing approval to commercialize a product, varies substantially according to the type, complexity, novelty and intended use of the product candidate, and many factors may delay commercialization.  If the date of the product commercialization is delayed by one year, the amount of revenue recognized in 2005 would be approximately $0.6 million, as opposed to $0.7 million under our current estimate.  As of June 30, 2005, approximately $3.8 million remained in deferred revenue related to this arrangement.  To date, there has not been a change in an estimate or assumption in the past that had a material impact on revenue recognition.

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

Accounting for Goodwill and Identified Intangible Assets

As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, we no longer amortize goodwill but instead review goodwill for impairment on an annual basis, or sooner if indications of impairment exist. Under our accounting policy, we have adopted the beginning of the fourth quarter as an annual goodwill impairment test date.  Following this approach, we compare the carrying values available as of September 30 with the estimated fair value of the reporting unit to assess if there has been a potential impairment, and, if impairment is indicated, complete the measurement of impairment under the procedures established by SFAS 142.  Because we have determined that we have one reporting unit under SFAS No. 142, our market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit.  We also consider whether current business and general market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value.  As of June 30, 2005, no impairment has occurred.

If we were to determine in a future period that an impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill.  Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of June 30, 2005, the carrying value of our goodwill was $34.8 million.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” identified intangible assets held and used must be tested for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount is determined to be not recoverable when the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount. Factors that are considered important in determining whether impairment might exist include a significant change in the manner in which an asset is being used, a significant adverse change in legal factors or the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator, or a current expectation that, more likely that not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.  If it is determined that an impairment indicator exists and the asset is not recoverable, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset.

In the second quarter of 2005, we determined that impairment indicators existed with respect to our SLAM and intrabody technologies.  We then estimated the undiscounted future cash flows from the use of the SLAM technology and found that the carrying value was not recoverable.  Because neither quoted market prices or comparables were available, we estimated the fair value of the SLAM technology based on the net present value of its future cash flows, or $2.0 million.  As a result, we recorded an impairment charge of $23.1 million.  Future cash flows associated with the SLAM technology are estimated based on future cost savings from using the SLAM technology.  Significant assumptions used in this estimate include the number of programs that would use the SLAM technology, cost savings per each program, the life of the SLAM technology, the discount rate and the income tax effect.  If one or more of these assumptions changes significantly in a future period and it is determined at that time that the carrying value of the SLAM technology is not recoverable, further impairment charge may be recognized.  Because future cash flows estimated to be generated from the intrabody technology were determined to be remote, the fair value was determined to be zero and the remaining carrying value of $1.9 million was written off.

In the second quarter of 2004, we determined that an impairment of our catalytic antibody technology had occurred.  Because future cash flows estimated to be generated from the catalytic antibody technology were determined to be remote, the fair value was determined to be zero, and the remaining carrying value of $17.2 million was written off.

If we were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets.  As of June 30, 2005, the carrying value of our identified intangible assets was $32.1 million, consisting primarily of the XenoMouse technology.

Restructuring Charges

In June 2005, we implemented a restructuring plan in which we decided to consolidate our research and pre-clinical activities into our facility located in Burnaby, British Columbia, and reduce our workforce by approximately 15%.  As a result of the reduction in workforce and an evaluation of our future needs, we determined that we would not occupy and would sublease, to the extent possible, certain of our research facilities.  The restructuring plan was designed to focus resources on our development pipeline and particularly the potential commercial opportunity of our lead product candidate, panitumumab.

In accordance with SFAS No. 146, we recorded in the second quarter of 2005 restructuring charges of $14.7 million in total, including $2.7 million of one-time termination benefits, $6.5 million of lease obligations and $5.6 million for impairment of leasehold improvements and other assets.  Lease obligations of $6.5 million represented the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that we decided not to occupy as a result of the restructuring.  The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the length of any subleases.

It is possible that our estimates and assumptions may change in the future, resulting in adjustments to the estimated sublease income, and the effect of any adjustments could be significant.  If the sublease rental rates would differ from our assumptions by approximately 10% in either direction, the liability related to lease obligations as of June 30, 2005 would be increased and decreased by approximately $0.6 million and $1.0 million, respectively.  If our estimated sublease timetable were delayed by six months, it would result in an additional liability of approximately $0.7 million, or more, if there were a further delay.  We will review our estimates and assumptions on a quarterly basis, until the outcome is finalized, and modify these estimates as necessary to reflect any changes in circumstances.

Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the calculation of tax liabilities, the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Results of operations in each jurisdiction involve intercompany agreements between us and our Canadian subsidiary.  Such agreements could be unfavorably interpreted by the applicable taxing authorities, causing an increase in the income tax provision and a negative impact on our results of operations.  The assessment of the income tax implications of this intercompany relationship requires significant management judgment.

Stock Option Valuation

The preparation of the notes to our consolidated financial statements requires us to estimate the fair value of stock options granted to employees.  While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded.  We currently use the Black-Scholes option pricing model to estimate the fair value of employee stock options.  However, the Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options and because changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options.  We are currently evaluating our option valuation methodologies and assumptions in light of SFAS No. 123(R), which we are required to adopt on January 1, 2006.

Contractual Obligations and Commercial Commitments

As of June 30, 2005, future minimum payments for certain contractual obligations for years subsequent to December 31, 2004 were as follows (in thousands):

	Total	Less than 1 year(1)	1 – 3 years	4 – 5 years	After 5 years(2)
Operating leases(3)	$123,890	$6,981	$29,151	$31,213	$56,545
Convertible notes due 2007 & interest	121,713	1,991	119,722	—	—
Convertible notes due 2011 & interest	334,067	2,625	10,500	10,500	310,442
Convertible note due 2013	50,000	—	—	—	50,000
Redeemable convertible preferred stock	50,000	—	—	—	50,000
Amgen(4)	52,813	—	—	—	—
Purchase orders	1,452	1,452	—	—	—
Total	$733,935	$13,049	$159,373	$41,713	$466,987

(1)	This represents the period of July 1, 2005 through December 31, 2005.

(2)	Amounts represent total minimum payments for the entire period.

(3)

Amounts include approximately $23.2 million of operating lease payments related to facilities in connection with the restructuring plan implemented in the second quarter of 2005. The discounted operating lease payments, net of estimated sublease rental income, related to these facilities were included as a liability on our consolidated balance sheet as of June 30, 2005.

(4)

The $52.8 million long-term obligation to Amgen consists of $50.3 million in advances under the credit facility and $2.5 million of accrued interest. The timing of future minimum payments is uncertain as this obligation may be repaid out of profits resulting from future product sales.

We have a commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Amgen. As amended in October 2003, that agreement provides that Amgen will have decision-making authority for development and commercialization activities and will make available to us in 2004 and 2005 up to $60.0 million in advances that we may use to fund a portion of our share of development and commercialization costs for panitumumab after we contributed $20.0 million toward development costs in 2004.  We began accessing this facility in 2004 and, as of June 30, 2005, we had a carrying balance of $52.8 million under this facility consisting of $50.3 million in advances and $2.5 million of interest accrued at the contract rate of 12% per annum. We have notified Amgen of the intent to draw a cash advance of an additional $2.7 million.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are generally not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

Risk Factors That Might Affect Future Results

Risks Related to our Finances

We are an early stage company without commercial therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. With the exception of panitumumab, all of our product candidates are in early stages of development. We will need to make significant additional investments in research and development, preclinical testing and clinical trials, and in regulatory and sales and marketing activities, to commercialize current and future product candidates. Our product candidates, if successfully developed and approved for marketing, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses and we expect to continue to incur losses for the foreseeable future.

We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $187.5 million in 2004, and $126.8 million in the six months ended June 30, 2005.  As of June 30, 2005, our accumulated deficit was $879.0 million. Our losses to date have resulted principally from:

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

•                  impairment charges related to our strategic investments in CuraGen, ImmunoGen, Inc., and MDS Proteomics Inc.; and

•                  impairment charges relating to acquired technologies, including our SLAM technology and technologies in the fields of intrabodies and catalytic antibodies.

We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, which will continue to be substantial, and charges related to purchases of technology or other assets. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing, manufacturing and other contractual arrangements, the progress or lack of progress of product development candidates in our collaboration with AstraZeneca, the initiation, success or failure of clinical trials and whether any of our product candidates, including panitumumab, achieve commercial success.

We are currently unprofitable and may never be profitable, and our future revenues could fluctuate significantly.

Since our founding, we have funded our research and development activities primarily from private placements and public offerings of our securities and from revenues generated by our licensing and other contractual arrangements.

Prior to any marketing approval of panitumumab, we expect that substantially all of our revenues for the foreseeable future will result from payments under licensing and other contractual arrangements. To date, payments under licensing and other agreements have been in the form of license fees, milestone payments, reimbursement for research and development expenses, option fees, and payments for manufacturing services. Payments under our existing and any future customer agreements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve contractual milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period. Our revenues for any period may not be sufficient to cover our operating costs, including the costs of operating our manufacturing plant. We may not be able to:

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

We will continue to expend substantial resources to support research and development and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $124.8 million, $98.2 million and $128.5 million, respectively, on research and development.  For the six months ended June 30, 2005, we spent $71.3 million on research and development.  For the six months ended June 30, 2005, our manufacturing start-up costs were $6.8 million. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

At June 30, 2005, we had approximately $463.6 million of outstanding notes, including $113.7 million of convertible subordinated notes due March 15, 2007, $300.0 million of outstanding convertible senior notes due December 15, 2011 and a $50.0 million note held by AstraZeneca.  In addition, at June 30, 2005, we had accrued approximately $52.8 million in long-term liabilities to Amgen pursuant to our co-development agreement.  We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments.  Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders’ equity.  However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  In 2002, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other-than-temporary and we recorded impairment charges totaling $67.3 million for the year ended December 31, 2002. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so.  If the public trading prices of these shares trade below our adjusted cost basis in future periods, we may incur additional impairment charges relating to these investments, which could adversely affect our results of operations.  The amount of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.  As of June 30, 2005, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders’ equity.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

Our XenoMouse and XenoMax technologies are new approaches to developing antibodies as products for the treatment of diseases and medical disorders.  To date, neither we nor our customers have commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still in various stages of development and many are in an early development stage. We have initiated clinical trials with respect to four proprietary fully human antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to nine other fully human antibody therapeutic product candidates generated by XenoMouse technology. We cannot be certain that our technologies will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, our technologies may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate antibody therapeutic product candidates that lead to the successful commercialization of products would materially harm our business, financial condition and results of operations.

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

Two of our proprietary product candidates, panitumumab and ABX-10241, are in various stages of clinical trials. We have discontinued development of three proprietary product candidates, ABX-CBL, ABX-IL8 and ABX-MA1. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials or further results from ongoing trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. In addition, the FDA, other regulatory authorities, our partners, the institutional review boards for clinical trial sites or we may suspend or terminate clinical trials at any time.

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

We have limited experience manufacturing antibody therapeutic product candidates in our manufacturing facility. We intend to use our manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. We have yet to manufacture a commercial product in our facility. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction has been completed and the facility is operational, although portions of the facility are still to be validated. In October 2003, following an inspection by the California State Department of Health Services, we received a State Drug Manufacturing License. The license permits us to manufacture and ship clinical material from our manufacturing facility.

The total cost of the facility was approximately $150 million. The costs of completing validation of this facility and qualifying the facility for regulatory compliance may be higher than expected. We currently have excess production services capacity and this condition may persist for an extended period. However, if the commercial launch of one or more of our product candidates proves successful, we will likely experience capacity shortages and may need to use one or more third-party facilities to produce these products in sufficient quantities.

The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have limited experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products, in our facility. We will need to hire, train and retain additional qualified manufacturing, quality control and quality assurance personnel. Also, we will need to manufacture such antibody therapeutic products in a facility and by an appropriately validated process that comply with FDA, European and other regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspections by the FDA, European and other foreign regulatory agencies and state regulatory agencies to ensure compliance with good manufacturing practices and applicable health and safety regulations. If we are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices we may not be able to obtain regulatory approval for our products . Any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our inability to manufacture clinical or commercial supplies or to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

We also may encounter problems with the following:

•                  production yields;

•                  quality control and assurance;

•                  availability of qualified personnel;

•                  availability of raw materials;

•                  adequate training of new and existing personnel;

•                  on-going compliance with our standard operating procedures;

•                  on-going compliance with FDA and other health authority regulations;

•                  production costs; and

•                  development of advanced manufacturing techniques and process controls.

In addition, the FDA and other regulatory authorities will require us to register any manufacturing facilities in which our antibody therapeutic products are manufactured. These facilities will be subject to periodic and unannounced inspections to confirm compliance with FDA good manufacturing practices or other equivalent regulations. The FDA or foreign regulatory bodies will not grant pre-market approval of our product candidates, including panitumumab, if our facilities cannot pass a pre-license inspection.  Therefore, both the filing and approval of a Biologic License Application, or BLA, for panitumumab could be delayed if we are unable to meet the relevant pre-license requirements and or if our facilities and operating systems do not pass a pre-license inspection.  In complying with FDA regulations and foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality control in an effort to ensure that our product candidates meet applicable specifications and other requirements. Our failure to maintain regulatory compliance would materially harm our business, financial condition and results of operations.

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

Third-party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, shortage of capacity, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. They may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. Also, third-party manufacturers may have difficulty maintaining compliance with FDA good manufacturing practices or equivalent regulations, or having their facilities pass a pre-license or routine inspection. Any failure of third-party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or successfully implement our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

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

•                  consent decrees;

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

We are required to comply with the applicable FDA current good manufacturing practice, or “cGMP” regulations and the requirements of other regulatory authorities. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities, including our facility, must pass a pre-license inspection by the FDA before initiating commercial manufacturing of any product. The FDA enforces post-marketing regulatory requirements such as cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations.  In addition, cGMP requirements are constantly evolving and new or different requirements may apply in the future.  Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the State of California Department of Health Services.  In October 2003, following an inspection, we received a Drug Manufacturing License from the State of California.  The license, which must be renewed annually, permits us to manufacture and ship clinical material.  We are responsible for manufacturing clinical and, for the first five years after launch, commercial supplies for panitumumab with Amgen’s support and assistance.  We may not be able to comply with applicable cGMP requirements and other regulatory requirements.  Our failure to comply with these requirements could delay or prevent the approval of our product candidates and would materially harm our business, financial condition and results of operations.

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

Although we have been marketing our XenoMouse technology to potential customers and collaborators for several years, we do not have marketing, sales or distribution experience or capability with respect to our therapeutic product candidates.  We intend to enter into arrangements with third parties to market and sell most of our therapeutic product candidates when we commercialize them.  For example, pursuant to our amended joint development agreement for panitumumab, Amgen has decision-making authority for development and commercialization activities relating to any products developed under the collaboration, and we have the right to co-promote any products.  Should this product candidate proceed to commercialization, it will take significant resources to develop the appropriate sales capabilities and there can be no assurance that we will be able to do this successfully.  We may not be able to enter into additional marketing and sales arrangements with others on acceptable terms, if at all.  To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others.  These efforts may not be successful.  If we are unable to enter into third-party arrangements, we will need to develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA.  We may not successfully develop marketing and sales capabilities or have sufficient resources to do so.  If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Our failure to enter into successful marketing arrangements with third parties and our inability to conduct such activities ourselves would materially harm our business, financial condition and results of operations.

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

In June 2005, we announced a restructuring plan, which includes a reduction in headcount. The planning and implementation of our restructuring has placed, and may continue to place a strain on our managerial, operational and other resources. The restructuring may negatively affect our employee turnover, recruiting and retention, and may not enable us to reduce our costs to the extent expected.

The future growth and success of our business will depend on our ability to continue to attract and retain our employees and consultants.

For us to pursue our product development, manufacturing, marketing and commercialization plans, we will need to hire additional qualified scientific, manufacturing, quality control, quality assurance, sales, marketing and key management personnel. We may also need to hire personnel with expertise in clinical testing, government regulation, law and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. The inability to attract and retain qualified personnel could materially harm our business, financial condition and results of operations.

We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to fluctuations in the trading price of our common stock in recent years, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to grant additional stock options at the current lower market price, pay higher cash compensation, or provide some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful.  In addition, the issuance of additional stock options may be dilutive to existing stockholders.  While we will continue to utilize our existing equity compensation plans to compensate employees, we may have difficulty attracting and retaining qualified personnel if we are unable to obtain stockholder approval for any new plan as may be required to keep equity compensation available.  In addition, the expensing of stock options and other stock-based awards, which will be required commencing on January 1, 2006, will increase any net losses or decrease any net income recorded in any given period and could affect the price that investors might be willing to pay in the future for shares of our common stock.

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

In addition, our past and future acquisitions of companies and businesses and expansion of operations may result in dilutive issuances of equity securities, the incurrence of additional debt, U.S. or foreign tax liabilities, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or other charges to expense. For example, we have recorded impairment charges of $23.1 million and $1.9 million in the quarter ended June 30, 2005 and $17.2 million in the quarter ended June 30, 2004, related to technologies acquired through our acquisitions, respectively, of Abgenix Biopharma and IntraImmune in 2000 and Hesed Biomed in 2001.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between June 30, 2004 and June 30, 2005, our common stock closed as high as $11.36 per share and as low as $6.54 per share.  This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of June 30, 2005, we had $113.7 million of outstanding 3.5% convertible subordinated notes due in 2007, and $300.0 million of outstanding 1.75% convertible senior notes due in 2011. The fair value of these convertible notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $18.2 million and $16.6 million at June 30, 2005 and December 31, 2004, respectively.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $16.3 million and $23.3 million as of June 30, 2005 and December 31, 2004, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.6 million and $2.3 million from the fair value of those investments at June 30, 2005 and December 31, 2004, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 13, 2005 at our principal executive offices at 6701 Kaiser Drive, Fremont, California 94555.  A total of 65,508,818 shares of the Company’s issued and outstanding common stock entitled to vote at the Annual Meeting, representing 72% of the voting power of the Company, was present in person or by proxy at the Annual Meeting.  Matters submitted to stockholders at the Annual Meeting and the voting results thereof were as follows.

Election of Directors

Each of R. Scott Greer, M. Kathleen Behrens, Ph.D., Raju S. Kucherlapati, Ph.D., Kenneth B. Lee, Jr., Mark B. Logan, William R. Ringo and Thomas G. Wiggans, was re-elected to serve on the Company’s Board of Directors, having each received not less than 90% of the votes cast.  The following is a breakdown of the voting results:

Director	Votes For	Votes Withheld
R. Scott Greer	64,024,220	1,484,598
M. Kathleen Behrens, Ph.D.	64,341,732	1,167,086
Raju S. Kucherlapati, Ph.D.	59,246,623	6,262,195
Kenneth B. Lee, Jr.	64,289,816	1,219,002
Mark B. Logan	59,391,891	6,116,927
William R. Ringo	64,340,607	1,168,211
Thomas G. Wiggans	59,364,503	6,144,315

Ratification of the Selection the Independent Registered Public Accounting Firm for the 2005 Fiscal Year

Our stockholders ratified the selection of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.  The following is a breakdown of the voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
64,636,489	846,836	25,493	0

Approval of the 2005 Incentive Stock Plan

Because less than a majority of the voting power present at the meeting voted in favor of the proposal, our stockholders did not approve the adoption of the Abgenix, Inc. 2005 Incentive Stock Plan.  The number of votes required to adopt this plan was 32,754,410.  The following is a breakdown of the voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
31,338,491	9,985,211	890,872	23,294,244

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
10.70(3)	Letter Agreement dated May 9, 2005, between Abgenix, Inc. and C. Geoffrey Davis.
31.1	Certification of William R. Ringo Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of H. Ward Wolff Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of William R. Ringo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of H. Ward Wolff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005

ABGENIX, INC.
(Registrant)

/s/ WILLIAM R. RINGO
William R. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

/s/ H. WARD WOLFF
H. Ward Wolff
Chief Financial Officer and Senior Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2(2)	Amended and Restated Bylaws of Abgenix, as currently in effect.
10.70(3)	Letter Agreement dated May 9, 2005, between Abgenix, Inc. and C. Geoffrey Davis.
31.1	Certification of William R. Ringo Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of H. Ward Wolff Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of William R. Ringo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of H. Ward Wolff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.