Form 10-Q
period 2005-09-30
ABGENIX INC
filed 2005-11-09
CIK 1052837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 31, 2005, there were 90,555,799 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ABGENIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$17,138	$148,929
Marketable securities	326,466	267,400
Interest receivable	3,298	2,370
Accounts receivable, net	2,644	5,729
Prepaid expenses and other current assets	11,687	11,088
Total current assets	361,233	435,516
Property and equipment, net	199,884	223,004
Long-term investments	17,078	23,300
Goodwill	34,780	34,780
Identified intangible assets, net	31,283	60,010
Deposits and other assets	34,394	36,108
	$678,652	$812,718

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,724	$6,635
Deferred revenue	8,920	11,692
Accrued liabilities	17,004	16,622
Accrued restructuring charges	2,386	—
Total current liabilities	34,034	34,949
Deferred rent	7,615	7,519
Convertible notes	449,890	463,630
Non-current portion of accrued restructuring charges	5,214	—
Other long-term liabilities	63,941	25,626
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A-1 50,000 shares issued and outstanding; liquidation preference $50,000	49,869	49,869
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 90,307,248 and 89,146,380 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	981,577	973,979
Accumulated other comprehensive income	2,346	9,391
Accumulated deficit	(915,843)	(752,254)
Total stockholders’ equity	68,089	231,125
	$678,652	$812,718

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Contract revenue	$4,689	$3,116	$10,751	$10,195
Contract manufacturing revenue	—	—	—	1,325
Total revenues	4,689	3,116	10,751	11,520

Operating expenses:
Cost of goods manufactured	—	—	—	1,857
Research and development	29,345	29,660	100,674	94,265
Manufacturing start-up costs	5,181	6,351	11,965	16,487
Amortization of identified intangible assets, related to research and development	846	1,441	3,728	5,024
General and administrative	5,035	7,673	16,003	21,038
Impairment of identified intangible assets	—	—	25,000	17,241
Restructuring and other	398	—	15,138	—
Total operating expenses	40,805	45,125	172,508	155,912

Loss from operations	(36,116)	(42,009)	(161,757)	(144,392)

Other income (expenses):
Interest and other income (expenses), net	3,257	1,347	9,216	4,831
Interest expense	(3,980)	(1,758)	(11,048)	(5,048)
Total other expenses	(723)	(411)	(1,832)	(217)
Net loss	$(36,839)	$(42,420)	$(163,589)	$(144,609)

Basic and diluted net loss per share	$(0.41)	$(0.48)	$(1.83)	$(1.63)

Shares used in computing basic and diluted net loss per share	89,949	88,845	89,617	88,609

See accompanying notes

ABGENIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(163,589)	$(144,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring and other	5,665	—
Depreciation	20,739	22,961
Amortization of identified intangible assets	3,728	5,024
Impairment of identified intangible assets	25,000	17,241
Amortization of debt issuance costs	1,508	943
Other	102	57
Changes for certain assets and liabilities:
Interest receivable	(928)	1,660
Accounts receivable	3,085	1,339
Inventories	—	(370)
Prepaid expenses and other current assets	(651)	1,402
Deposits and other assets	71	(74)
Accounts payable	(911)	(590)
Deferred revenue	(2,772)	(3,257)
Accrued liabilities	986	1,516
Accrued restructuring charges	7,600	—
Contract cancellation obligation	—	(22,749)
Deferred rent	765	1,050
Other long-term liabilities	38,315	6,370
Net cash used in operating activities	(61,287)	(112,086)

Investing activities
Purchases of marketable securities	(144,198)	(200,955)
Maturities of marketable securities	62,755	46,719
Sales of marketable securities	21,558	265,708
Purchases of property and equipment	(3,896)	(6,885)
Sale of equipment	—	3
Net cash (used in) provided by investing activities	(63,781)	104,590

Financing activities
Repurchase of convertible subordinated notes	(13,458)	—
Net proceeds from issuance of common stock	6,735	3,318
Net cash (used in) provided by financing activities	(6,723)	3,318
Net decrease in cash and cash equivalents	(131,791)	(4,178)
Cash and cash equivalents at beginning of period	148,929	19,141
Cash and cash equivalents at end of period	$17,138	$14,963

See accompanying notes

ABGENIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

1.             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The unaudited condensed consolidated financial statements of Abgenix, Inc. (the “Company” or “Abgenix”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information or footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 and accompanying notes included in the Company’s annual report as filed on Form 10-K with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or for any other future period.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  Pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative.  SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

As permitted by SFAS No. 123, the Company currently accounts for its share-based payments to employees using APB Opinion No. 25’s intrinsic value method and does not recognize compensation costs for its employee stock options.  Accordingly, the Company expects that the adoption of the SFAS No. 123(R) fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.  The actual annual expense in 2006 will depend on a number of factors, including the level of share-based payments granted, the Company’s stock price and other assumptions used in estimating the fair value of stock options at the time of the grant.

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

Stock-Based Compensation – The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, the Company does not recognize compensation expense for employee stock options granted at or above fair market value. For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.  The following table illustrates what net loss would have been had the Company accounted for its stock-based awards under the provisions of SFAS No. 123. Pro forma amounts may not be representative of future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net loss	$(36,839)	$(42,420)	$(163,589)	$(144,609)

Stock-based employee compensation costs included in the determination of net loss	—	—	615	—
Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(3,326)	(10,368)	(12,259)	(34,778)
Pro forma net loss as if the fair value based method had been applied to all awards	$(40,165)	$(52,788)	$(175,233)	$(179,387)

Basic and diluted net loss per share as reported	$(0.41)	$(0.48)	$(1.83)	$(1.63)

Pro forma basic and diluted loss per share	$(0.45)	$(0.59)	$(1.96)	$(2.02)

The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.18%	3.59%	4.12%	3.39%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factors of the expected market price of our Common Stock	0.55	0.90	0.55	0.90
Weighted-average expected life of option (years)	4.77	5.71	5.10	5.63

These same assumptions above were also applied in the determination of the option values related to stock options granted to non-employees, except that the term of the consulting contracts (ranging from six months to five years) was used for the expected life of the option.  For the three months ended September 30, 2005, the Company recorded an expense of $126,000 related to non-employee stock options, of which $90,000 was included in manufacturing start-up costs and $36,000 in general and administrative expenses.  For the nine months ended September 30, 2005, the Company recorded an expense of $234,000 related to non-employee stock options, of which $186,000 was included in manufacturing start-up costs and $48,000 in general and administrative expenses.  The Company did not incur such expense in the three and nine months ended September 30, 2004.

For the nine months ended September 30, 2005, the Company also recorded a stock-based compensation expense of $615,000 related to employees that were affected by the restructuring plan described in Note 4 below, and this stock-based compensation expense was included in restructuring and other expenses.  No stock-based compensation expense related to employees affected by the restructuring plan was recorded in the three months ended September 30, 2005.

Restructuring Charges – The Company records costs and liabilities associated with exit and disposal activities, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” at fair value in the period the liability is incurred.  SFAS No. 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows.  Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses.  In periods subsequent to initial measurement, changes to a liability are measured using the same credit-adjusted risk-free rate that was applied in the initial period.  The Company has recorded costs and liabilities in accordance with SFAS No.146 for exit activities related to a restructuring plan described in Note 4 below.  The Company will evaluate and adjust the liability on a quarterly basis as appropriate for changes in sublease assumptions due to changes in market conditions.

Net Loss Per Share – Basic net loss per share is calculated based on the weighted-average number of shares outstanding during the period. The impact of common stock options, warrants and shares issuable upon the conversion of the convertible notes and the redeemable convertible preferred stock was excluded from the computation of diluted net loss per share, as their effect is antidilutive for the periods presented.

Reclassification – Certain prior year’s balances have been reclassified to conform to the current period’s presentation.

2.             Comprehensive Loss

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss	$(36,839)	$(42,420)	$(163,589)	$(144,609)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period	492	(1,648)	(7,045)	(5,633)
Comprehensive loss	$(36,347)	$(44,068)	$(170,634)	$(150,242)

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

Identified intangible assets as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net Book Value
As of September 30, 2005:
Acquisition-related developed technology	$48,590	$(17,916)	$30,674
Other intangible assets	824	(215)	609
	$49,414	$(18,131)	$31,283

As of December 31, 2004:
Acquisition-related developed technology	$85,142	$(26,264)	$58,878
Other intangible assets	1,442	(310)	1,132
	$86,584	$(26,574)	$60,010

Amortization of acquisition-related intangible assets was approximately $833,000 and $3.7 million, respectively, for the three and nine months ended September 30, 2005, and $1.4 million and $5.0 million, respectively, for the three and nine months ended September 30, 2004.

Amortization of other intangible assets was $13,000 and $58,000, respectively, for the three and nine months ended September 30, 2005, and $22,000 and $67,000, respectively, for the three and nine months ended September 30, 2004.

Estimated amortization expense related to identified intangible assets for the three-month period from October 1, 2005 to December 31, 2005 and for each of the fiscal years thereafter is as follows (in thousands):

	Periods Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Acquisition-related	$833	$3,332	$3,332	$3,332	$3,332	$16,513	$30,674
Other	$13	$51	$51	$51	$51	$392	$609

4.             Restructuring and Other

In June 2005, the Company implemented a restructuring plan in which the Company decided to consolidate its research and certain pre-clinical activities into the Company’s facility located in Burnaby, British Columbia, and reduce its workforce by approximately 15%.  As a result of the reduction in workforce and an evaluation of its future needs, the Company determined that it would not occupy and would sublease, to the extent possible, certain of its research facilities.  The restructuring plan was designed to focus resources on the Company’s development pipeline and particularly the potential commercial opportunity of its lead product candidate, panitumumab.

In connection with the restructuring plan, the Company recorded restructuring charges of $15.1 million in total for the nine months ended September 30, 2005, of which $14.7 million and $398,000 were recorded in the second and the third quarters of 2005, respectively.  Restructuring charges in the second quarter of 2005 included $2.7 million of termination benefits, $6.5 million of lease obligations and $5.6 million for the impairment of leasehold improvements, equipment and other assets.  Restructuring charges in the third quarter of 2005 included $76,000 of termination benefits, $157,000 of accretion expense related to lease obligations, $138,000 for the impairment of leasehold improvements and $27,000 of facilities and employee relocation expenses.

The termination benefits primarily consisted of severance pay, retention bonuses and non-cash, stock-based compensation expense.  The substantial majority of the severance pay and retention bonuses are expected to be paid in full by the end of 2005.

The lease obligations represent the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that the Company decided not to occupy as a result of the restructuring plan.  The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the length of any subleases.  The Company has lease obligations related to the facilities subject to its restructuring activities, which extend to the year 2014.  Management will review the sublease assumptions on a quarterly basis.  Accordingly, management may modify these estimates to reflect any changes in circumstances in future periods.

The Company’s decision to consolidate its research facilities was deemed to be an impairment indicator for its equipment and leasehold improvements under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of performing an impairment evaluation, the Company recorded an impairment charge of $5.6 million and $138,000 in the second and the third quarters of 2005, respectively, to adjust the carrying value of the related long-lived assets to their estimated fair values.  The majority of the impairment charge was related to leasehold improvements and the fair value of these leasehold improvements was estimated based upon anticipated future cash flows associated with the related facilities, discounted at an interest rate commensurate with the risks involved.  A portion of the impairment charge was also related to certain lab and computer equipment and furniture and fixtures that currently do not have any anticipated future use due to the restructuring plan.

Activities related to the consolidation of the Company’s research facilities under the restructuring plan are expected to continue for the remainder of 2005.  The Company expects to incur additional costs for the transfer or disposal of equipment, facility remediation and employee relocation expenses.  These costs will be recorded in the period in which they are incurred in accordance with SFAS No. 146.

The following table is a summary of restructuring activities for the nine months ended September 30, 2005 and the liability balance as of September 30, 2005 (in thousands):

	Charges to Operations	Non-Cash Charges	Cash Payments	Balance at September 30, 2005

Termination benefits, including stock-based compensation	$2,770	$(615)	$(1,442)	$713
Lease obligations, net	6,621	670	(404)	6,887
Impairment of property and equipment	5,720	(5,720)	—	—
Facilities and employee relocation expenses	27	—	(27)	—
	$15,138	$(5,665)	$(1,873)	$7,600

		Classified as:
		Short-term liability		$2,386
		Long-term liability		5,214
				$7,600

5.             Convertible Notes

Convertible notes consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
1.75% convertible senior notes due 2011	$300,000	$300,000
3.5% convertible subordinated notes due 2007	100,000	113,750
Convertible subordinated note due 2013	49,890	49,880
	$449,890	$463,630

In September 2005, the Company repurchased a portion of the 3.5% convertible subordinated notes due 2007 totaling $13.8 million.  In connection with this repurchase, the Company recorded a gain on early extinguishment of debt of $152,000, which was included in the interest and other income (expenses), net, in the Company’s consolidated statements of operations.

6.             Other Long-Term Liabilities

In 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen Inc., for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody created by the Company and directed against epidermal growth factor receptor (EGFr).  The parties amended this agreement in October 2003.  Under the amended agreement, Amgen has decision-making authority for development and commercialization activities.  As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of panitumumab.  As provided under the amended agreement, Amgen advanced $60.0 million that the Company used to fund a portion of its share of development and commercialization costs for panitumumab.  As of September 30, 2005, the Company had a carrying balance of $63.9 million under this facility consisting of $60.0 million in advances, the maximum amount available, and $3.9 million of interest accrued at the contract rate of 12% per annum.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, the Company is generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

7.             Segment Information

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of contract revenues for the period is as follows:

Period	Number of Customers and Percentage of Contract Revenues for each of the Customers
Three months ended September 30, 2005	3 customers, 44%, 33% and 17%, respectively
Nine months ended September 30, 2005	3 customers, 31%, 28% and 20%, respectively
Three months ended September 30, 2004	3 customers, 65%, 10% and 10%, respectively
Nine months ended September 30, 2004	4 customers, 27%, 25%, 24% and 15%, respectively

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

We are co-developing our most advanced proprietary product candidate, panitumumab, with Immunex Corporation, a wholly owned subsidiary of Amgen Inc.  References in this quarterly report to Amgen are both to Amgen and Immunex.  Based on the data received to date, we and Amgen are working towards initiating the submission by the end of 2005 of the Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, for panitumumab in patients with metastatic colorectal cancer, who have failed prior standard chemotherapy.  ABX-10241, another of our proprietary product candidates, is in early stage clinical trials.  In addition, we have entered into a variety of contractual arrangements with multiple pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable these companies to use our XenoMouse® technology in the development of their products.  We may also use our XenoMax® technology on our customers’ behalf.  Six of our licensing partners, Pfizer, Inc., Amgen, Chiron Corporation, CuraGen Corporation, Human Genome Sciences, Inc. and Agensys, Inc., have initiated clinical trials or submitted regulatory applications for such trials for antibodies generated from our technologies.  We also use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

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

Our Financial Position and Liquidity

To date, we have derived our revenues primarily from our technology out-licensing contracts and our production services contracts.  Unless and until panitumumab is commercialized, we expect that substantially all of our revenues for the foreseeable future will result from payments under these and similar arrangements, our joint development arrangements and our collaboration with AstraZeneca.  The payments we receive under these arrangements will continue to be subject to significant fluctuation in both timing and amount.

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

We have incurred net losses since we were organized as an independent company, including a net loss of $163.6 million for the nine months ended September 30, 2005.  We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, manufacturing start-up costs and costs associated with preparations for the potential commercialization of panitumumab, such as costs associated with co-promotion and other commercial activities.  We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

As of September 30, 2005, we had cash, cash equivalents and marketable securities of $343.6 million.  We will continue to assess our cash position, and may continue to repurchase a portion of our outstanding convertible subordinated notes due in March of 2007, of which $100.0 million were outstanding at September 30, 2005.

Summary of Product Development

Proprietary Product Development

Two of our antibody therapeutic product candidates are in clinical trials.  The following is an overview of these programs.

•      Panitumumab (ABX-EGF).  Our leading proprietary antibody therapeutic product candidate is panitumumab.  Generated using our XenoMouse technology, panitumumab is a fully human antibody therapeutic product candidate directed against the human epidermal growth factor receptor (EGFr) and a candidate for the potential treatment of a variety of solid tumors. We are co-developing panitumumab with Amgen under a joint development and commercialization agreement described under Summary of Contractual Arrangements below.  The status of clinical trials of panitumumab is as follows:

•      Colorectal cancer, single agent therapy with panitumumab: Pivotal studies – In January 2004, Amgen initiated two pivotal studies of panitumumab as monotherapy in patients with metastatic colorectal cancer refractory to standard irinotecan– and oxaliplatin–containing chemotherapy treatment, one in the United States and one outside the United States.  The initiation of the U.S. trial followed the receipt of a Special Protocol Assessment letter from the FDA endorsing the design of the trial (known as the 167 trial) to support a regulatory submission for potential accelerated approval.  Enrollment in this trial, which began in the first quarter of 2004, is proceeding more slowly than originally anticipated.  The second pivotal trial (known as the 408 trial), a randomized, open-label, controlled study comparing best supportive care with best supportive care and panitumumab, is being conducted in Europe, Canada and Australia in support of the global registration program.  Enrollment in this study is complete.  In November 2005, we and Amgen announced top-line data from this study indicating that it had met the primary endpoint of improving progression-free survival.  In this trial, those patients who received panitumumab showed a 46 percent decrease in tumor progression rate, as assessed by central radiology review, versus those who received best supportive care alone.  This primary analysis also indicated that a secondary endpoint of objective response rate, assessed by central radiology review, was met as well.  This study enrolled 463 patients with metastatic colorectal cancer who had failed standard chemotherapy.  In December 2004, the FDA indicated that data from one pivotal trial, once completed, could be acceptable with additional data from other pending studies to support a submission for marketing approval in the United States.  The FDA has granted fast track designation for panitumumab for patients with metastatic colorectal cancer who have failed standard irinotecan– and oxaliplatin–containing chemotherapy treatment.  Fast track designation allows the FDA to accept, on a rolling basis, portions of a marketing application for review prior to the completion of the final registrational package.

•      Colorectal cancer, single agent therapy with panitumumab: Phase 2 studies – Amgen is conducting Phase 2 studies evaluating panitumumab as a single agent therapy in the treatment of advanced metastatic colorectal cancer.  One Phase 2 clinical trial, which was initiated in December 2001, is closed and treatment is ongoing.  Data from this study, which demonstrated single agent antitumor activity and general tolerability of panitumumab in this setting, was reported at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2005.  Amgen is also conducting a trial (known as the 250 trial) to evaluate panitumumab in metastatic colorectal cancer patients with tumors having low or undetectable levels of EGFr.  This trial was initiated in 2004 and enrollment is ongoing.

•      Colorectal cancer, combination of panitumumab with chemotherapy – Amgen is conducting a separate Phase 2 clinical trial evaluating the effect of panitumumab administered with irinotecan containing regimens as first-line treatment in patients with metastatic colorectal cancer.  Enrollment in this trial, which was initiated in January 2002, is closed and treatment is ongoing.  Data from this study were reported at the European Cancer Conference in October 2005.

•      Colorectal cancer, combination of panitumumab with chemotherapy and other targeted therapy – In April 2005, we and Amgen announced the initiation of a randomized Phase 3 study in the first line treatment of patients with metastatic colorectal cancer, the “Panitumumab Advanced Colorectal Cancer Evaluation,” or PACCE study.  This study evaluates the effect of chemotherapy consisting of oxaliplatin– or irinotecan–containing regimens and bevacizumab (Avastin®), with or without panitumumab.  Enrollment in this study is ongoing.

•      Non-small cell lung cancer – Amgen is conducting a Phase 2 clinical trial for panitumumab in the first line treatment of advanced non-small cell lung cancer administered with standard chemotherapy, compared to standard chemotherapy alone.  Enrollment in this trial, which was initiated in July 2001, is closed and treatment is ongoing.  A primary analysis of this study revealed that when compared with chemotherapy alone, the panitumumab combination did not improve time to disease progression, the study’s primary efficacy endpoint.  Secondary efficacy endpoints of the study, tumor response rate and overall survival, were also not met.  The combination of panitumumab and standard chemotherapy was generally well tolerated.  These data were recently presented at the European Cancer Conference in October 2005 and further analysis is ongoing.

•      Renal cell cancer – We are conducting a Phase 2 clinical trial evaluating the effect of panitumumab as monotherapy in patients with renal cell cancer.  Enrollment in this trial, which was initiated in April 2001, is closed and treatment is ongoing.  An analysis of this study was presented at the Fourth International Kidney Cancer Symposium in October 2005.  In patients with metastatic renal cell cancer who had either not received any prior systemic therapy or had received one prior biologic therapy, no objective tumor response was observed.  Panitumumab was generally well tolerated.  Further analysis of the data is ongoing.

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

•      Further development – Additional Phase 1 and 2 clinical studies evaluating panitumumab in different tumor types either as a single agent or in combination with different chemotherapeutic agents and targeting agents, have been initiated or are expected to be initiated from time to time.  For example, several early phase studies of panitumumab in combination with chemotherapy and AMG 706, an Amgen proprietary multi-kinase inhibitor, are currently ongoing.

•      ABX-10241 (ABX-PTH).  Generated using our technology, ABX-10241, or ABX-PTH, is a fully human antibody therapeutic product candidate directed against parathyroid hormone (PTH) for the potential treatment of secondary hyperparathyroidism.  We filed an investigational new drug application, or IND, in December 2003 and initiated a single dose Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-10241 in patients with secondary hyperparathyroidism in February 2004.  Preliminary results from an interim analysis of this study were presented at a scientific meeting in 2004.  Enrollment in this trial is ongoing.  In addition, we initiated a multiple-dose Phase 1 trial of ABX-10241 in patients with secondary hyperparathyroidism in September 2005.  Enrollment in this study is ongoing.

Customer Product Development

We have licensed our XenoMouse technology to pharmaceutical, biotechnology and genomics companies interested in developing antibody-based products.  Typically, these agreements provide for up-front and, upon the occurrence of certain events, milestone payments to us, along with royalty payments to us if the product reaches the market.  We do not participate in the development or marketing of these product candidates.  Our customers have advanced ten antibodies generated with XenoMouse technology into the clinical phase as follows:

•      Pfizer – We generated four XenoMouse-derived fully human antibody therapeutic product candidates that Pfizer has advanced into the clinical phase, including one that targets cytotoxic T lymphocyte-associated antigen 4 (CTLA-4) and one that targets the type 1 insulin-like growth factor receptor (IGF-1R).  The targets of the third and fourth product candidates have not been disclosed.  Three of the product candidates are currently in Phase 1 evaluation and one has advanced to Phase 2 evaluation.

•      Amgen – Denosumab (formerly known as AMG 162) is a XenoMouse-derived fully human antibody therapeutic product candidate that Amgen has advanced into a pivotal trial as a potential treatment for bone loss.  Amgen has advanced an additional XenoMouse-derived fully human antibody therapeutic product candidate to an undisclosed target to Phase 1 clinical trials.

•      Chiron – We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to and neutralizes CD40, a receptor expressed on immune cells.  Chiron has advanced this candidate, CHIR-12.12, into a Phase 1 clinical trial in patients with B cell malignancies.

•      CuraGen – We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to platelet-derived growth factor D (PDGF-D) that CuraGen has advanced to Phase 1 clinical trials as CR002 as a potential treatment for inflammatory kidney disease.

•      Human Genome Sciences – CCR5 mAb is a XenoMouse-derived fully human antibody therapeutic product candidate that binds to the chemokine receptor CCR5 that allows entry of the HIV-1 virus into immune cells.  Human Genome Sciences has initiated a Phase 1 clinical trial of CCR5 mAb in patients infected with HIV-1.

•      Agensys – AGS-PSCA is a XenoMouse-derived fully human antibody therapeutic product candidate that selectively binds to prostate stem cell antigen (PSCA).  Agensys has initiated a Phase 1 clinical trial of this candidate in patients with advanced prostate cancer.

Summary of Contractual Arrangements

Overview

We have entered into a variety of contractual arrangements to use our XenoMouse and XenoMax technologies to generate and/or develop fully human antibodies against numerous antigens or to manufacture fully human antibodies.  The following is a summary of these relationships.

Amgen Collaboration

In 2000, we entered into a joint development and commercialization agreement with Immunex, now a wholly-owned subsidiary of Amgen, for the co-development of ABX-EGF, now known as panitumumab.  We amended this agreement in October 2003.  Under the amended agreement, Amgen has decision-making authority for development and commercialization activities and we have the right to co-promote panitumumab in the United States.  We have decided to pursue the co-promotion of panitumumab with Amgen in the United States.  We are obligated to pay 50% of the development and commercialization costs and we are entitled to receive 50% of any profits from sales of panitumumab worldwide.  As of September 30, 2005, Amgen had advanced $60 million, the entire amount available under the agreement, which we have used to fund a portion of our share of development and commercialization costs for panitumumab.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization. Under a separate agreement with Amgen, we are manufacturing clinical supplies of panitumumab for the collaboration and will manufacture commercial supplies for the first five years after commercial launch, with Amgen’s support and assistance.  The costs of manufacturing clinical and commercial supplies are also shared equally.

AstraZeneca Collaboration

We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer.  This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized worldwide by AstraZeneca exclusively.  We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets, and have initiated research programs for numerous targets.  To date, we and AstraZeneca have selected 23 targets for inclusion in the collaboration, including several for which we had pre-existing preclinical programs.  For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales.  AstraZeneca may make milestone payments to us of up to $51 million per candidate that is developed under the agreement, and for any antibody we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million.  In addition, we may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, and would be compensated for those activities at competitive market rates.  The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further codevelop on an equal cost and profit sharing basis.  Subject to a number of exceptions, we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in the field of oncology during a three-year target selection period.  These exceptions include, among others, work on antibodies directed at antigens that are or become subject to existing collaborations and antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services.  In connection with this collaboration, AstraZeneca made a $100.0 million investment in Abgenix securities.  Upon the achievement of certain milestones, we may also require AstraZeneca to invest up to an additional $60.0 million in our convertible preferred stock.

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

Technology Out-Licensing

We have licensed our XenoMouse technology to third parties for the purpose of generating antibody product candidates to one or more specific antigens provided by the customer.  We may also use our XenoMax technology on the customer’s behalf.  Pursuant to these contracts, we and our customers intend to generate antibodies for development as product candidates for the treatment of cancer, inflammation, autoimmune diseases, cardiovascular disease, neurological diseases, metabolic diseases, infectious diseases and other diseases.  The customer generally has an option for a period of time to acquire a product license for any antibody identified using XenoMouse technology that the customer wishes to develop and commercialize. The financial terms of these agreements may include license fees, option fees and milestone payments paid to us by the customers. Based on our agreements, these payments and fees would average from approximately $7.0 million to $10.0 million per antibody if our customer takes the antibody into development and ultimately to commercialization.  Generally, under these agreements, our collaborators are responsible for the costs of product development, manufacturing and commercialization.  Additionally, these license agreements entitle us to receive royalties on any future product sales by the customer.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2005 and 2004

Contract Revenues.

Contract revenues totaled $4.7 million and $10.8 million, respectively, in the three and nine months ended September 30, 2005, compared to $3.1 million and $10.2 million, respectively, in the comparable periods in 2004. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our period-to-period contract revenues can fluctuate significantly and are inherently difficult to predict.

The primary components of contract revenues for both periods were as follows:

•      Technology Licensing

We recognized a total of $4.7 million and $10.7 million, respectively, in the three and nine months ended September 30, 2005, compared to $2.8 million and $8.8 million, respectively, in the comparable 2004 periods, from licensing our proprietary technologies. Revenues in these periods consisted primarily of various fees, such as product license fees, research license and service fees, product development and research milestone payments and option fees, under agreements related to the licensing of our XenoMouse technology.  These revenues were generated from several collaborators, but primarily from Agensys, Amgen and Pfizer in the three and nine months ended September 30, 2005 and from Amgen, CuraGen, Pfizer and Abbott in the three and nine months ended September 30, 2004.

•      Production Services

We recognized $5,000 in the three and nine months ended September 30, 2005 and approximately $326,000 and $1.4 million, respectively, in the three and nine months ended September 30, 2004 for production services.  These revenues consisted primarily of process sciences services and were generated from a customer under a production services agreement.

Contract Manufacturing Revenues.

In the three and nine months ended September 30, 2005, we did not recognize any revenues from manufacturing services.  Contract manufacturing revenues totaled $1.3 million in the nine months ended September 30, 2004 and were related to the manufacture of an antibody product for a customer under a production services agreement.  We did not recognize any revenues from manufacturing services in the three months ended September 30, 2004.

Cost of Goods Manufactured.

Costs incurred for contract manufacturing pursuant to production service contracts are reported as cost of goods manufactured.  In the three and nine months ended September 30, 2005, we did not manufacture any products for customers and, therefore, did not incur any cost of goods manufactured.  We did not incur any cost of goods manufactured in the three months ended September 30, 2004.  In the nine months ended September 30, 2004, we incurred $1.9 million in cost of goods manufactured associated with manufacturing an antibody product for a customer under a production services agreement.  Cost of goods manufactured included material, direct labor, outside testing and overhead costs associated with manufacturing the antibody product.

Research and Development Expenses.

Research and development expenses were $29.3 million and $100.7 million, respectively, in the three and nine months ended September 30, 2005, compared to $29.7 million and $94.3 million, respectively, in the same periods in 2004. The major components of research and development expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product development	$24,148	$21,662	$79,596	$67,027
Research	5,197	7,998	21,078	27,238
Total	$29,345	$29,660	$100,674	$94,265

Product development costs include costs of preclinical development, cell line development and conducting clinical trials for our proprietary product candidates.  Product development costs relate both to programs we are developing jointly with collaborators pursuant to joint development arrangements and to programs that we are developing independently.  The costs of our joint development programs represented the majority of our product development costs in both the three and nine months ended September 30, 2005.  Product development costs also include costs related to cell line development in connection with production services arrangements.  Typically, our joint development arrangements provide that we and our collaborator share the costs of development and commercialization.  We bear the entire cost of programs we are developing independently.  In the three and nine months ended September 30, 2005, our product development costs increased in comparison to the same periods in 2004, primarily due to a significant increase in costs associated with our joint development programs, the substantial majority of which was related to the panitumumab program.  To a lesser extent, the change was due to an increase in product development costs related to our independent programs, including ABX-10241.  The increases were partially offset by a decrease in cell line development activities under a production services contract.

The increase in product development costs for the panitumumab program in 2005 from 2004 was primarily attributed to an increase in the amount we reimbursed our joint development partner, Amgen.  Under the joint development and commercialization agreement with Amgen, we are obligated to pay 50% of the total development and commercialization costs of panitumumab.  We reimburse Amgen when we incur less than 50% of the total development costs incurred by both parties in the given period.  In a period where we incur more than 50% of the total development costs, we would record such excess amount, which would be reimbursed to us by Amgen, as a reduction of our product development costs.  In the three and nine months ended September 30, 2005, the amount of our reimbursement to Amgen was $8.4 million and $20.7 million, respectively.  In the third quarter of 2004, we incurred more than 50% of the total development costs and recorded the excess amount of $318,000 as a reduction of product development costs.  In the nine months ended September 30, 2004, the net amount of our reimbursement to Amgen was $6.1 million.  The net increase in our reimbursements to Amgen in 2005 from 2004 reflected an increase in development activities performed by Amgen for panitumumab.  Partially offsetting the increase in product development costs for panitumumab was a decrease in drug supply costs in 2005 from 2004 due to the timing of manufacturing the conformance lots and a decrease in clinical research fees to third parties in 2005 from 2004 due to the completion of patient enrollment for all panitumumab clinical trials that we manage.  Clinical research fees consist of clinical investigator site fees, monitoring costs and data management costs.

Product development costs for ABX-10241 increased by $1.5 million in the nine months ended September 30, 2005, compared to the same period in 2004, primarily due to increased activities in process development for ABX-10241.  Product development costs for ABX-10241 in the third quarter of 2005 were comparable to those incurred in the same period in 2004.

Product development costs can vary significantly from period to period depending on the progress of the development activities in the period.  Overall, we expect costs associated with product development in 2005 to continue to be higher than 2004 as we and Amgen continue to expand our development efforts on the panitumumab program.  In addition, we expect product development costs related to ABX-10241 to increase in 2005 compared to 2004, as we have initiated and continue to enroll patients in the multiple-dose Phase 1 study.

Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities.  Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies.  The decrease in research costs in 2005 compared to 2004 was primarily due to a reduction in costs associated with licensing charges from arrangements with research institutions and others, as well as decreased spending on lab supplies and reduced compensation, depreciation and facilities expenses.  The reductions in compensation, depreciation and facilities expenses were partially attributable to the implementation of our restructuring plan.

Manufacturing Start-Up Costs.

Manufacturing start-up costs were $5.2 million and $12.0 million, respectively, in the three and nine months ended September 30, 2005, compared to $6.4 million and $16.5 million, respectively, in the same periods in 2004.  Manufacturing start-up costs include certain costs associated with our manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control.  In the third quarter of 2005, we recorded a credit of $1.8 million related to a cancelled manufacturing supply agreement with an outside contractor, Lonza Biologics plc.  Pursuant to this cancellation arrangement, Lonza is obligated to repay us a portion of the cancellation fee if, prior to December 31, 2005, it completes manufacturing of products for other customers in the production suite that we had previously reserved.  Excluding the effect of this credit, manufacturing start-up costs increased by $599,000 in third quarter of 2005 but decreased by $2.7 million in the nine months ended September 30, 2005, as compared to the same periods in 2004.  The increase in the third quarter of 2005 as compared to the same period in 2004 was primarily due to the timing of the manufacture of the conformance lots for panitumumab and the commissioning and validation of the remaining portions of the manufacturing facility.  The decrease in the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the increased use of our manufacturing facility for the manufacture of panitumumab conformance lots and other development activities, including process validation.  Manufacturing start-up costs will fluctuate from period to period depending on the level of these manufacturing and development activities.

Amortization of Identified Intangible Assets.

Amortization of intangible assets totaled $846,000 and $3.7 million, respectively, in the three and nine months ended September 30, 2005, compared to $1.4 million and $5.0 million, respectively, in the same periods in 2004.  The decrease in 2005 from 2004 reflected a reduction in intangible assets that resulted from the impairments of intangible assets in the second quarters of 2005 and 2004.

General and Administrative Expenses.

General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance, human resources and an allocation of facility costs.  General and administrative expenses totaled $5.0 million and $16.0 million, respectively, in the three and nine months ended September 30, 2005, compared to $7.7 million and $21.0 million, respectively, in the same periods in 2004.  The decrease in 2005 from 2004, which reflected our efforts to reduce general and administrative expenses, was primarily due to a reduction in legal, recruiting, consulting and temporary personnel expenses.

Impairment of Intangible Assets.

Impairment of intangible assets totaled $25.0 million in the nine months ended September 30, 2005, compared to $17.2 million in the same period in 2004.  There was no impairment of intangible assets in the three months ended September 30, 2005 and 2004.

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

Restructuring and Other.

In June 2005, we implemented a restructuring plan in which we decided to consolidate our research and certain pre-clinical activities into the facility located in Burnaby, British Columbia, and reduce our workforce by approximately 15%.  As a result of the reduction in workforce and an evaluation of our future needs, we determined that we would not occupy and would sublease, to the extent possible, certain of our research facilities.  The restructuring plan was designed to focus resources on our development pipeline and particularly the potential commercial opportunity of our lead product candidate, panitumumab.

In connection with the restructuring plan, we recorded restructuring charges of $15.1 million in total for the nine months ended September 30, 2005, which primarily consisted of $2.8 million of termination benefits, $6.6 million of lease obligations and $5.7 million for the impairment of leasehold improvements, equipment and other assets.  For the three months ended September 30, 2005, we recorded restructuring charges of $398,000, which consisted of $76,000 of termination benefits, $157,000 of accretion expense related to lease obligations, $138,000 for the impairment of leasehold improvements and $27,000 of facilities and employee relocation expenses.  The termination benefits primarily consisted of severance pay, retention bonuses and non-cash, stock-based compensation expense.  The substantial majority of the severance pay and retention bonuses are expected to be paid in full by the end of 2005.

The lease obligations represent the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that we decided not to occupy as a result of the restructuring plan.  We will review the sublease assumptions on a quarterly basis, and we may adjust the lease obligations as appropriate for changes in the sublease assumptions.  Additionally, we recorded an impairment charge of $5.6 million and $138,000 in the second and the third quarters of 2005, respectively, to adjust the carrying value of the related long-lived assets to their estimated fair values based on our impairment evaluation in connection with the restructuring.  The majority of the impairment charge was related to leasehold improvements, and the fair value of these leasehold improvements was estimated based upon anticipated future cash flows associated with the related facilities, discounted at an interest rate commensurate with the risks involved.  A portion of the impairment charge was also related to certain lab and computer equipment and furniture and fixtures that currently do not have any anticipated future use due to the restructuring plan.

Activities related to the consolidation of our research facilities under the restructuring plan are expected to continue for the remainder of 2005.  We may incur additional costs for the transfer or disposal of equipment, facility remediation and employee relocation expenses.  These costs will be recorded in the period in which they are incurred in accordance with SFAS No. 146.

As a result of the restructuring, we expect that certain research and development expenses, including compensation, facilities and depreciation of property and equipment, will be lower, starting in the third quarter of 2005, as compared to the periods prior to the restructuring.  Compared to the amounts incurred in the first half of 2005, we expect such expenses to decrease by approximately $5 million in total in the second half of 2005.  However, we also expect that the decrease in these expenses will be offset by an anticipated increase in product development expenses in the second half of 2005, in particular joint development expenses as discussed above.

Interest and Other Income (Expenses), Net.

Interest and other income (expenses), net, consisted primarily of interest income from cash, cash equivalents and marketable securities. Interest and other income (expenses), net, increased to $3.3 million and $9.2 million, respectively, in the three and nine months ended September 30, 2005, compared to $1.3 million and $4.8 million, respectively, in the same periods in 2004.  The increase was primarily the result of higher interest rates and higher average balance of cash, cash equivalents and marketable securities in the first nine months of 2005 as compared to the same period in 2004.

Interest Expense.

Interest expense was primarily related to interest and amortization of issuance costs on our convertible notes and interest on the Amgen credit facility.  In the three and nine months ended September 30, 2005, interest expense increased to $4.0 million and $11.0 million, respectively, as compared to $1.8 million and $5.0 million, respectively, in the same periods in 2004.  The increase in the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to the interest related to the convertible senior notes due 2011 and the interest related to the credit facility with Amgen which was not available for advances in the first six months of 2004.  A portion of the increase was offset by the reduction of interest expense due to the repurchase of $100.0 million in principal amount of the convertible subordinated notes due 2007.  Interest expense of $266,000 and $804,000, respectively, was capitalized in the three and nine months ended September 30, 2005, compared to $425,000 and $1.3 million, respectively, in the same periods in 2004.  In December 2004, we issued $300.0 million of convertible senior notes due 2011, which accrue interest at an annual rate of 1.75% payable semi-annually.  In the three and nine months ended September 30, 2005, we recorded an interest expense of $1.3 million and $3.9 million, respectively, related to the convertible senior notes due 2011 and an interest expense of $1.0 million and $2.9 million, respectively, related to the convertible subordinated notes due 2007. For each future quarterly period through March 2007, if the aggregate outstanding principal amount of these convertible notes remains unchanged at $400.0 million, we expect to record approximately $2.2 million in aggregate of interest expense related to these notes. We record interest at 12% on the amounts we have drawn on our credit facility with Amgen until we repay the balance in full. In the three and nine months ended September 30, 2005, the amount of interest recorded under the Amgen arrangement was $1.4 million and $3.4 million, respectively. The amount of any such advances, plus interest, may be repaid out of profits from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and marketable securities of approximately $343.6 million. Our investments in cash equivalents and marketable securities are primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.  We have also invested in the common stock of ImmunoGen, Inc. and CuraGen for strategic reasons.  These securities had an aggregate fair value of $17.1 million at September 30, 2005 and were recorded as long-term investments.  We will continue to assess our cash position, and may adjust, from time to time, our investments in cash equivalents, marketable securities and our long-term investments.  In addition, we may continue to repurchase a portion of our outstanding convertible subordinated notes due in March of 2007, of which $100.0 million was outstanding as of September 30, 2005.

Cash Used in Operating Activities.  Net cash used in operating activities was $61.3 million and $112.1 million in the nine months ended September 30, 2005 and 2004, respectively.  The major components of the changes in cash used in operating activities in the nine months ended September 30, 2005, compared to the same period in 2004, were primarily the following:

•      An increase of $31.9 million in our liability to Amgen under our joint development collaboration for panitumumab.

•      During the nine months ended September 30, 2005, we made no contract cancellation payments, while we made payments of approximately $23.4 million on the Lonza contract cancellation obligation in the first nine months of 2004.  This obligation was settled in the third quarter of 2004.

•      An increase of $3.6 million in research and development and manufacturing start-up costs, not including the Lonza contract cancellation charge, amortization of identified intangible assets and depreciation related to the development of new products.

•      An increase of $1.5 million in customer payments due primarily to the timing of payments received under our contracts.

•      A decrease of $851,000 in the change in accounts payable and accrued liabilities, net.

Cash Used in and Provided by Investing Activities.  Net cash used in investing activities was $63.8 million in the nine months ended September 30, 2005, compared to net cash provided by investing activities of $104.6 million in the nine months ended September 30, 2004.  Net cash used in and provided by investing activities primarily consisted of the following:

•      Capital expenditures of $3.9 million and $6.9 million in the nine months ended September 30, 2005 and 2004, respectively.  Capital expenditures in both 2005 and 2004 primarily consisted of investments in construction in progress and equipment for our manufacturing facility and investments in lab equipment and software.

•      Purchases, net of maturities and sales, of marketable securities of $59.9 million in the nine months ended September 30, 2005, compared to maturities and sales, net of purchases, of marketable securities of $111.5 million in the nine months ended September 30, 2004.

Cash Used in and Provided by Financing Activities.  Net cash used in financing activities was $6.7 million in the nine months ended September 30, 2005, compared to net cash provided by financing activities of $3.3 million in the nine months ended September 30, 2004.  Net cash used in and provided by financing activities consisted of the following:

•      $13.5 million used in the third quarter of 2005 to repurchase a portion of the 3.5% convertible subordinated notes due 2007.

•      $1.7 million received from the issuance of common stock in connection with an extension of a technology licensing agreement by Genentech in the first quarter of 2005.

•      $5.0 million and $3.3 million received from the issuance of common stock upon the exercise of stock options and under our employee stock purchase plan in the first nine months of 2005 and 2004, respectively.

Financing Uncertainties Related to Our Business Plan.  We plan to continue to make significant expenditures to staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials.  In addition, we expect the continued development and potential commercialization of panitumumab to require significant resources.  We also intend to look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions.  We may spend additional amounts to support new production services contracts.

We currently intend to use our available cash on hand to finance these projects and business developments; however, we may choose to, or business conditions may require us to, pursue other financing alternatives, such as equity, equity-linked debt or debt financing, a bank line of credit, sale-lease back financing, asset sales, funding by one or more collaborators or a mortgage financing, that may become available to us from time to time.  We have filed with the Securities and Exchange Commission a currently effective shelf registration statement through which we may offer for sale from time to time up to $250 million in equity or debt securities. Whether we use cash on hand or choose to obtain financing will depend on, among other things, the future success of our business, the prevailing interest rate environment and the condition of financial markets generally.

In October 2003, we entered into an amendment of our joint development and commercialization agreement with Amgen for the co-development of panitumumab.  We are obligated to pay 50% of the development and commercialization costs and we are entitled to receive 50% of any profits from sales of panitumumab.  As of September 30, 2005, Amgen had advanced $60.0 million, the entire amount available under the agreement, which we have used to fund a portion of our share of development and commercialization costs for panitumumab.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent.  As of September 30, 2005, two of our proprietary product candidates, panitumumab and ABX-10241, were in various stages of clinical trials.  The clinical trials of panitumumab and ABX-10241 are expected to require significant expenditures in the foreseeable future.  Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the phase of the trial, and the type, complexity, novelty and intended use of a product candidate.  In order to proceed to subsequent clinical trial stages and to achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy.  The duration and the cost of clinical trials may vary significantly over the life of a project.

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

We may enter into joint development agreements, similar to our agreement with Amgen for panitumumab, and may enter into additional joint development agreements earlier in the development life cycle of product candidates. Our strategy is designed to diversify the risks associated with our research and development spending.

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

History of Net Losses.  We have incurred net losses since our organization as an independent company, including in the last five years net losses of $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003 and $187.5 million in 2004, and $163.6 million in the nine months ended September 30, 2005.  As of September 30, 2005, our accumulated deficit was $915.8 million. Our losses to date have resulted principally from:

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

•                  impairment charges relating to our strategic investments in CuraGen, ImmunoGen and MDS Proteomics Inc.; and

•                  impairment charges relating to acquired technologies, including our SLAM technology and technologies in the fields of intrabodies and catalytic antibodies.

We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, which will continue to be substantial, and costs associated with establishing and operating our manufacturing facilities. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing and other agreements, and the initiation, and success or failure, of clinical trials.

Net Operating Loss Carryforwards.  As of December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $668.0 million and $169.0 million, respectively.  Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with the 1997 patent cross-license and settlement agreement with GenPharm, which we have expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The federal and state net operating loss and credit carryforwards will expire in the years 2006 through 2024, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Critical Accounting Estimates

Several estimates and judgments involved in the application of accounting principles impact the financial results that we report.  We are required to estimate the effect of matters that are inherently uncertain.  Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years.  We believe our most critical accounting estimates include those associated with revenue recognition, accounting for equity investments, goodwill and identified intangible assets, restructuring charges, income taxes and stock option valuation.

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

We enter into revenue arrangements with multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments, future royalties, and manufacturing arrangements.  Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists.  Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition.  Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting.  For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  For example, during the three and nine months ended September 30, 2005, we recognized revenue of approximately $73,000 and $272,000, respectively, related to arrangements for which the period of time over which the research will be performed was not contractually defined.  For these arrangements, we are amortizing up-front fees over the 15- to 20-month period of time defined in the research plan established by us and our customer.  As of September 30, 2005, approximately $73,000 remained in deferred revenue related to these arrangements.  In addition, during the three and nine months ended September 30, 2005, we recognized revenue of approximately $153,000 and $502,000, respectively, related to an arrangement for which the period of time of continuing obligation is dependent upon the timing of the commercialization of a product.  The length of time necessary to complete preclinical and clinical testing, and to obtain marketing approval to commercialize a product, varies substantially according to the type, complexity, novelty and intended use of the product candidate, and many factors may delay commercialization.  For this arrangement, if the date of the product commercialization were delayed by one year, the amount of revenue to be recognized in next 12 months would be approximately $526,000, as opposed to $614,000 under our current estimate.  As of September 30, 2005, approximately $3.7 million remained in deferred revenue related to this arrangement.  To date, there has not been a change in an estimate or assumption in the past that had a material impact on revenue recognition.

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

Accounting for Goodwill and Identified Intangible Assets

As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, we no longer amortize goodwill but instead review goodwill for impairment on an annual basis, or sooner if indications of impairment exist. Under our accounting policy, we have adopted the beginning of the fourth quarter as an annual goodwill impairment test date.  Following this approach, we compare the carrying values available as of September 30 with the estimated fair value of the reporting unit to assess if there has been a potential impairment, and, if impairment is indicated, complete the measurement of impairment under the procedures established by SFAS 142.  Because we have determined that we have one reporting unit under SFAS No. 142, our market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit.  We also consider whether current business and general market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value.  As of September 30, 2005, no impairment has occurred.

If we were to determine in a future period that an impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill.  Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of September 30, 2005, the carrying value of our goodwill was $34.8 million.

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

If we were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets.  As of September 30, 2005, the carrying value of our identified intangible assets was $31.3 million, consisting primarily of our XenoMouse technology.

Restructuring Charges

In June 2005, we implemented a restructuring plan in which we decided to consolidate our research and certain pre-clinical activities into our facility located in Burnaby, British Columbia, and reduce our workforce by approximately 15%.  As a result of the reduction in workforce and an evaluation of our future needs, we determined that we would not occupy and would sublease, to the extent possible, certain of our research facilities.  The restructuring plan was designed to focus resources on our development pipeline and particularly the potential commercial opportunity of our lead product candidate, panitumumab.

In accordance with SFAS No. 146, we recorded restructuring charges of $15.1 million in total for the nine months ended September 30, 2005, which primarily consisted of $2.8 million of termination benefits, $6.6 million of lease obligations and $5.7 million for impairment of leasehold improvements and other assets.  The lease obligations represent the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that we decided not to occupy as a result of the restructuring.  The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the length of any subleases.

It is possible that our estimates and assumptions may change in the future, resulting in adjustments to the estimated sublease income, and the effect of any adjustments could be significant.  If the sublease rental rates would differ from our assumptions by approximately 10% in either direction, the liability related to lease obligations as of September 30, 2005 would be increased and decreased by approximately $0.6 million and $1.0 million, respectively.  If our estimated sublease timetable were delayed by six months, it would result in an additional liability of approximately $0.9 million, or more, if there were a further delay.  We will review our estimates and assumptions on a quarterly basis and modify these estimates as necessary to reflect any changes in circumstances.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2005, future minimum payments for certain contractual obligations for years subsequent to December 31, 2004 were as follows (in thousands):

	Total	Less than 1 year(1)	1 – 3 years	4 – 5 years	After 5 years(2)
Operating leases(3)	$120,401	$3,492	$29,151	$31,213	$56,545
Convertible notes due 2007 & interest	105,250	—	105,250	—	—
Convertible notes due 2011 & interest	334,154	2,625	10,500	10,500	310,529
Convertible note due 2013	50,000	—	—	—	50,000
Redeemable convertible preferred stock	50,000	—	—	—	50,000
Amgen(4)	63,941	—	—	—	—
Purchase orders	898	898	—	—	—
Total	$724,644	$7,015	$144,901	$41,713	$467,074

(1)	This represents the period of October 1, 2005 through December 31, 2005.
(2)	Amounts represent total minimum payments for the entire period.
(3)

Amounts include approximately $22.9 million of operating lease payments related to facilities in connection with the restructuring plan implemented in the second quarter of 2005. The discounted operating lease payments, net of estimated sublease rental income, related to these facilities were included as a liability on our consolidated balance sheet as of September 30, 2005.

(4)

The $63.9 million long-term obligation to Amgen consists of $60.0 million in advances under the credit facility and $3.9 million of accrued interest. The timing of future minimum payments is uncertain as this obligation may be repaid out of profits resulting from future product sales.

We have a commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Amgen. As amended in October 2003, that agreement provides that Amgen has decision-making authority for development and commercialization activities.  As provided in the amended agreement, Amgen advanced $60.0 million that we used to fund a portion of our share of development and commercialization costs for panitumumab.  As of September 30, 2005, we had a carrying balance of $63.9 million under this facility consisting of $60.0 million in advances, the maximum amount available, and $3.9 million of interest accrued at the contract rate of 12% per annum.  The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are generally not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

Risk Factors That Might Affect Future Results

Risks Related to our Finances

We are an early stage company without commercial therapeutic products, and we cannot assure you that we will develop sufficient revenues in the future to sustain our business.

You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. With the exception of panitumumab, all of our product candidates are in early stages of development. We will need to make significant additional investments in research and development, preclinical testing, clinical trials, and regulatory, and sales and marketing activities, to commercialize current and future product candidates. Our product candidates, if successfully developed and approved for marketing, may not generate sufficient or sustainable revenues to enable us to be profitable.

We have a history of losses and we expect to continue to incur losses for the foreseeable future.

We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $8.8 million in 2000, $60.9 million in 2001, $208.9 million in 2002,

$196.4 million in 2003 and $187.5 million in 2004, and $163.6 million in the nine months ended September 30, 2005.  As of September 30, 2005, our accumulated deficit was $915.8 million. Our losses to date have resulted principally from:

•                  research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody product candidates, including panitumumab;

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

We expect to incur additional losses for the foreseeable future as a result of our research and development costs and manufacturing start-up costs, including costs associated with conducting preclinical development and clinical trials, which will continue to be substantial. We intend to invest significantly in our products prior to entering into licensing agreements. This will increase our need for capital and will result in losses for at least the next several years. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of licensing, manufacturing and other contractual arrangements, the progress or lack of progress of product development candidates in our collaboration with AstraZeneca, the initiation, success or failure of clinical trials and whether any of our product candidates, including panitumumab, achieve commercial success.

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

We will continue to expend substantial resources to support research and development and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $124.8 million, $98.2 million and $128.5 million, respectively, on research and development.  For the nine months ended September 30, 2005, we spent $100.7 million on research and development.  For the nine months ended September 30, 2005, our manufacturing start-up costs were $12.0 million. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

•                  continued scientific progress in our research and development programs and the size and complexity of these programs;

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

At September 30, 2005, we had $450.0 million principal amount of outstanding notes, including $100.0 million of convertible subordinated notes due March 15, 2007, $300.0 million of outstanding convertible senior notes due December 15, 2011 and a $50.0 million note held by AstraZeneca.  In addition, at September 30, 2005, we had accrued approximately $63.9 million in long-term liabilities to Amgen pursuant to our co-development agreement.  We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We are exposed to equity price risk on our strategic investments in CuraGen and ImmunoGen and we may elect to make additional similar investments in the future. In 1999 and 2000, we purchased an aggregate amount of $80.0 million of the common stock of CuraGen and ImmunoGen as strategic investments.  Unrealized holding gains and losses on available-for-sale securities generally are excluded from earnings and reported as a component of stockholders’ equity.  However, if a decline in the fair value of available-for-sale securities is judged to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.  In 2002, declines in the fair value of the CuraGen and ImmunoGen common stock were deemed to be other-than-temporary and we recorded impairment charges totaling $67.3 million for the year ended December 31, 2002. The public trading prices of the shares of both companies have fluctuated significantly since we purchased them and could continue to do so.  If the public trading prices of these shares trade below our adjusted cost basis in future periods, we may incur additional impairment charges relating to these investments, which could adversely affect our results of operations.  The amount of these charges, if any, will equal our unrealized loss on these securities as of the end of the relevant periods.  As of September 30, 2005, these investments were recorded at fair value in long-term investments on the balance sheet, and any net unrealized holding gains and losses are reported as a component of stockholders’ equity.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

Our XenoMouse and XenoMax technologies are novel approaches to developing antibodies as products for the treatment of diseases and medical disorders.  To date, neither we nor our customers have commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still in various stages of development and many are in an early development stage. To date, we have only initiated clinical trials with respect to four XenoMouse-derived antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to ten other XenoMouse-derived antibody therapeutic product candidates. We cannot be certain that our technologies will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, our technologies may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate commercial products with our technology would materially harm our business, financial condition and results of operations.

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

•                  disruption in the available supply of our animal colony;

•                  inability to manufacture on our own, or through others, product candidates on a clinical or commercial scale;

•                  inability to market products due to third party proprietary rights;

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

•                  regulatory policies regarding expedited approval procedures;

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

Two of our proprietary product candidates, panitumumab and ABX-10241, are in various stages of clinical trials. We have discontinued clinical trials of three proprietary product candidates, ABX-MA1, ABX-CBL and ABX-IL8. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines. As a result, these data will not support an application for regulatory approval without further clinical trials or further results from ongoing trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. In addition, the FDA, other regulatory authorities, our partners, the institutional review boards for clinical trial sites or we may suspend or terminate clinical trials at any time.

Our product candidates may fail to demonstrate safety or efficacy in clinical trials. For example, in March 2005, we decided not to pursue further clinical development independently of ABX-MA1. Similarly, in 2002 we completed analysis of a Phase 2b clinical trial of ABX-IL8 in psoriasis, concluded that the results did not warrant continued development in psoriasis and decided to wind down the studies in other disease indications at that time. Failures of clinical trials of any product candidate could delay the development of other product candidates or hinder our ability to obtain additional financing. In addition, failures in our clinical trials can lead to additional research and development expenses. Any delays in, or termination of, our clinical trials could impede our ability to commercialize our product candidates and materially harm our business, financial condition and results of operations.

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

We have limited experience manufacturing antibody therapeutic product candidates in our manufacturing facility. We intend to use our manufacturing facility for the manufacture of product candidates for clinical trials and to support the potential early commercial launch of a limited number of products, in each case, in compliance with FDA and European good manufacturing practices. We have yet to manufacture a commercial product in our facility. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction has been completed and the facility is operational, although portions of the facility are still to be validated. In October 2003, following an inspection by the California State Department of Health Services, we received a State Drug Manufacturing License. The license permits us to manufacture and ship clinical material from our manufacturing facility. The total cost of the facility was approximately $150 million. The costs of completing validation of this facility and qualifying the facility for regulatory compliance may be higher than expected. We currently have excess production services capacity and this condition may persist for an extended period. However, if the commercial launch of one or more of our product candidates proves successful, we will likely experience capacity shortages and may need to use one or more third party facilities to produce these products in sufficient quantities.

The process of manufacturing antibody therapeutic products is complex. While the managers of the facility have gained extensive manufacturing experience in prior positions with other companies, we have limited experience in the clinical or commercial scale manufacturing of our existing product candidates, or any other antibody therapeutic products, in our facility. We will need to hire, train and retain additional qualified manufacturing, quality control and quality assurance personnel. Also, we will need to manufacture such antibody therapeutic products in a facility and by an appropriately validated process that comply with FDA, European and other regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspections by the FDA, European and other foreign regulatory agencies and state regulatory agencies to ensure compliance with good manufacturing practices and applicable health and safety regulations. If we are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices we may not be able to obtain regulatory approval for our products. Any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our inability to manufacture clinical or commercial supplies or to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

We also may encounter problems with the following:

•                  production yields;

•                  quality control and assurance;

•                  availability of qualified personnel;

•                  availability of raw materials;

•                  adequate training of new and existing personnel;

•                  ongoing compliance with our standard operating procedures;

•                  ongoing compliance with FDA and other health authority regulations;

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

We may rely on third party manufacturers, and we may have difficulty conducting clinical trials or commercializing product candidates if a manufacturer does not perform in accordance with our expectations.

Previously, we relied on contract manufacturers to produce candidates under good manufacturing practice regulations for use in our clinical trials. While we have established our own manufacturing facility, we cannot assure you that we will be able to qualify this facility for compliance with FDA and European good manufacturing practices or manufacture sufficient quantities of our product candidates for clinical trials or a potential early commercial launch.  We continually evaluate our options for commercial production of our product candidates, including third party manufacturers.

Third party manufacturers may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, shortage of capacity, compliance with FDA and other applicable regulations, production costs, and development of advanced manufacturing techniques and process controls. They may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. Also, third party manufacturers may have difficulty maintaining compliance with FDA good manufacturing practices or equivalent regulations, or having their facilities pass a pre-license or routine inspection. Any failure of third party manufacturers to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and our failure to find replacement manufacturers or successfully implement our own manufacturing capabilities, would materially harm our business, financial condition and results of operations.

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

The successful growth of our business depends in part on our ability to find third party collaborators to assist or share in the costs of product development.

Our strategy for the development and commercialization of antibody therapeutic products depends, in part, upon the formation of collaboration agreements with third parties. Potential third parties include pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop and commercialize product candidates. These agreements are necessary in order for us to:

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

If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we or our third party manufacturers may be subject to sanctions, including:

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

If we are unable to manufacture our product candidates in compliance with current good manufacturing practices requirements and applicable regulations, we will not be able to commercialize our product candidates.

We are required to comply with the applicable FDA current good manufacturing practice, or “cGMP” regulations and the requirements of other regulatory authorities. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities, including our facility, must pass a pre-license inspection by the FDA before initiating commercial manufacturing of any product such as panitumumab. Our failure to pass a pre-license inspection by the FDA could delay or prevent the approval of our product candidates. In addition, the FDA enforces post-marketing regulatory requirements such as cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations.  In addition, cGMP requirements are constantly evolving and new or different requirements may apply in the future.  Manufacturing facilities in California, including our facility, are also subject to the licensing requirements of and inspection by the State of California Department of Health Services.  In October 2003, following an inspection, we received a Drug Manufacturing License from the State of California.  The license, which must be renewed annually, permits us to manufacture and ship clinical material.  We are responsible for manufacturing clinical and, for the first five years after launch, commercial supplies for panitumumab with Amgen’s support and assistance.  We may not be able to comply with applicable cGMP requirements and other regulatory requirements.  Our failure to comply with these requirements could delay or prevent the approval of our product candidates and would materially harm our business, financial condition and results of operations.

If our products do not gain market acceptance among the medical community, our revenues would greatly decline and might not be sufficient to support our operations.

Our product candidates may not gain market acceptance among physicians, patients, third party payors and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy, and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

•                  establishment and demonstration of clinical efficacy and safety;

•                  cost-effectiveness of our product candidates;

•                  their potential advantage over alternative treatment methods;

•                  reimbursement policies of government and third party payors; and

•                  marketing and distribution support for our product candidates, including the efforts of our collaborators where they have marketing and distribution responsibilities.

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of therapies using our antibody product candidates, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third party payors and the medical community may not accept or utilize any product candidates that we or our customers develop. The failure of our products to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

We do not have marketing and sales experience, which may require us to rely on others to market and sell our products and may make it more challenging for us to commercialize our product candidates.

Although we have been marketing our XenoMouse technology to potential customers and collaborators for several years, we do not have marketing, sales or distribution experience or capability with respect to our therapeutic product candidates.  We intend to enter into arrangements with third parties to market and sell most of our therapeutic product candidates when we commercialize them.  For example, pursuant to our amended joint development agreement for panitumumab, Amgen has decision-making authority for development and commercialization activities relating to any products developed under the collaboration, and we have the right to co-promote any products in the United States.  We have elected to pursue the co-promotion of panitumumab in the United States.  Should this product candidate proceed to commercialization, it will take significant resources to develop the appropriate sales capabilities and there can be no assurance that we will be able to do this successfully.  Regarding other product candidates, to the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others.  These efforts may not be successful.  If we choose not to, or are unable to, enter into third party arrangements, we will need to develop sufficient marketing and sales capabilities, which may need to be substantial, in order to achieve commercial success for any product candidate approved by the FDA.  We may not successfully develop marketing and sales capabilities or have sufficient resources to do so.  If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Our failure to enter into successful marketing arrangements with third parties and our inability to conduct such activities ourselves would materially harm our business, financial condition and results of operations.

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

In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third party payors, such as government health administration authorities, managed care providers and private health insurers.  Third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products.  Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  In addition, domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare, which could further limit reimbursement for pharmaceuticals.  The failure of government and third party payors to provide adequate coverage and reimbursement rates for our product candidates could adversely affect the market acceptance of our products.  The failure of our products to receive market acceptance would materially harm our business, financial condition and results of operations.

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

The market price and trading volume of our common stock are volatile, and we expect such volatility to continue for the foreseeable future. For example, during the period between September 30, 2004 and September 30, 2005, our common stock closed as high as $12.68 per share and as low as $6.54 per share.  This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of September 30, 2005, we had $100.0 million of outstanding 3.5% convertible subordinated notes due in 2007, and $300.0 million of outstanding 1.75% convertible senior notes due in 2011. The fair value of these convertible notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock.  A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $17.2 million and $16.6 million at September 30, 2005 and December 31, 2004, respectively.

Equity Price Risk.  We are exposed to equity price risk on strategic investments, such as those we have made in CuraGen and ImmunoGen. We typically do not attempt to reduce or eliminate our market exposure on these securities. With respect to CuraGen and ImmunoGen, each of whose common stock is publicly traded, the aggregate market value of our investments in these securities was approximately $17.1 million and $23.3 million as of September 30, 2005 and December 31, 2004, respectively. Due to decreases in the market prices of the shares of CuraGen and ImmunoGen, we recorded impairment charges of $67.3 million in 2002 related to these investments. The trading prices of shares of CuraGen and ImmunoGen have fluctuated significantly since we purchased these securities. Each additional 10% decrease in market value of these securities would result in a decrease in value of approximately $1.7 million and $2.3 million from the fair value of those investments at September 30, 2005 and December 31, 2004, respectively.  Additional price declines could cause us to record additional impairment charges in future periods.

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

Changes in Internal Control Over Financial Reporting

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

(2)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Current Report on Form 8-K on September 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

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

(2)                                  Incorporated by reference to the same exhibit filed with Abgenix’s Current Report on Form 8-K on September 27, 2005.