Form 10-K
period 2005-12-31
ABGENIX INC
filed 2006-03-15
CIK 1052837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value; Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒                         Accelerated Filer ☐                              Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $765,514,129. The number of shares of Common Stock, $0.0001 par value, outstanding on March 1, 2006, was 91,982,830.

PART I

Item 1.   Business.

The following description of our business should be read in conjunction with the information included elsewhere in this annual report on Form 10-K. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this annual report on Form 10-K, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth below and in the documents incorporated herein by reference, and those factors described under “Risk Factors”. In this annual report on Form 10-K, references to “Abgenix,” “we,” “us” and “our” are to Abgenix, Inc. and its subsidiaries.

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

Currently, fourteen antibodies generated with our XenoMouse technology are in clinical trials or are the subject of a regulatory application to initiate such trials, including two of our proprietary antibody therapeutic product candidates and twelve antibody product candidates being developed by companies that have licensed our technology. Our most advanced proprietary product candidate is panitumumab (formerly known as ABX-EGF), which we are co-developing with Immunex Corporation, a wholly-owned subsidiary of Amgen Inc. References in this annual report to Amgen are to both Amgen and Immunex. In late 2005, Abgenix and Amgen initiated the rolling submission of a Biologics License Application (BLA) filing with the U.S. Food and Drug Administration (FDA) for panitumumab in patients with metastatic colorectal cancer who have failed prior standard chemotherapy, including oxaliplatin and irinotecan. The companies expect this filing to be completed in the first quarter of 2006. Our other proprietary product candidate, ABX-10241, is in early stage clinical trials for secondary hyperparathyroidism in patients with renal disease. In addition, we have entered into a variety of contractual arrangements with multiple pharmaceutical, biotechnology and genomics companies to jointly develop and commercialize products or to enable other companies to use our XenoMouse and XenoMax technologies in the development of their products. Six of our licensing partners, Pfizer, Inc., Amgen, Chiron Corporation, CuraGen Corporation, Human Genome Sciences, Inc. and Agensys, Inc., have initiated clinical trials or submitted regulatory applications for such trials for antibodies generated from XenoMouse technology.

On December 14, 2005, the Company entered into an agreement and plan of merger with Amgen and Athletics Merger Sub, Inc., a wholly-owned subsidiary of Amgen, pursuant to which Amgen is expected to acquire the Company for approximately $2.2 billion in cash plus the assumption of the Company’s debt. Under the terms of the agreement, shareholders of Abgenix will receive $22.50 in cash per common share, less any applicable withholding tax. The boards of directors of the Company and Amgen have approved the transaction, which remains subject to the approval of the Company’s stockholders at a special meeting to be held on March 29, 2006, and other customary closing conditions. If shareholder approval is obtained at the special meeting, the merger is expected to close in late March or early April 2006. Unless otherwise indicated, the discussions in this document relate to Abgenix as a stand-alone entity and do not reflect the impact of the proposed acquisition by Amgen.

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

•       Panitumumab (ABX-EGF). Our leading proprietary antibody therapeutic product candidate is panitumumab. Generated using our XenoMouse technology, panitumumab is a fully human antibody therapeutic product candidate directed against the human epidermal growth factor receptor (EGFr) and a candidate for the potential treatment of a variety of solid tumors. We are co-developing panitumumab with Amgen under a joint development and commercialization agreement described under Summary of Contractual Arrangements below. The status of clinical trials of panitumumab is as follows:

•        Colorectal cancer, single agent therapy with panitumumab: Pivotal studies—In January 2004, Amgen initiated two pivotal studies, one in the United States (known as the 167 trial) and one outside the United States (known as the 408 trial), in patients with metastatic colorectal cancer who have failed prior standard irinotecan- and oxaliplatin-containing chemotherapy regimens. In November 2005, we and Amgen announced top-line data from the pivotal trial in Europe, Canada and Australia comparing best supportive care with best supportive care and panitumumab, which indicated that panitumumab had met the primary endpoint of improving progression-free survival. In this trial, those patients who received panitumumab showed a 46 percent decrease in the rate of death or tumor progression, as assessed by central radiology review, versus those who received best supportive care alone. This primary analysis also indicated that a secondary endpoint of objective response rate, also assessed by central radiology review, was met as well. The FDA granted fast track designation for panitumumab for patients with metastatic colorectal cancer who have failed standard irinotecan—and oxaliplatin—containing chemotherapy treatment and, in December 2005, we and Amgen initiated the rolling submission of a BLA with the FDA. The companies expect this filing to be completed in the first quarter of 2006.

•        Colorectal cancer, single agent therapy with panitumumab: Phase 2 studies—Amgen is conducting Phase 2 studies evaluating panitumumab as a single agent therapy in the treatment of advanced metastatic colorectal cancer. One Phase 2 clinical trial, which was initiated in December 2001, is closed. Data from this study, which demonstrated single agent antitumor activity and general tolerability of panitumumab in this setting, was reported at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2005. Amgen is also conducting a trial (known as the 250 trial) to evaluate panitumumab in metastatic colorectal cancer patients with tumors having low or undetectable levels of EGFr. This trial was initiated in 2004 and enrollment is ongoing. In addition, Amgen is conducting a Phase 2 trial that includes metastatic colorectal cancer patients who have shown progressive disease on the best supportive care arm of the 408 pivotal trial. This study is ongoing.

•        Colorectal cancer, combination of panitumumab with chemotherapy—Amgen is conducting a separate Phase 2 clinical trial evaluating the effect of panitumumab administered with irinotecan-containing regimens as first-line treatment in patients with metastatic colorectal cancer. Enrollment in this trial, which was initiated in January 2002, is closed and treatment is ongoing. Data from this study were reported at the European Cancer Conference in October 2005 and at the American Society of Clinical Oncology for Gastrointestinal Cancers annual symposium in January 2006.

•        Colorectal cancer, combination of panitumumab with chemotherapy and other targeted therapy—In April 2005, we and Amgen announced the initiation of a randomized Phase 3b study in the first-line treatment of patients with metastatic colorectal cancer, the “Panitumumab Advanced Colorectal Cancer Evaluation,” or PACCE study. This study evaluates the effect of chemotherapy consisting of oxaliplatin—or irinotecan—containing regimens and bevacizumab (Avastin®), with or without panitumumab. Enrollment in this study is ongoing.

•        Non-small cell lung cancer—Amgen is conducting a Phase 2 clinical trial for panitumumab in the first-line treatment of advanced non-small cell lung cancer administered with standard chemotherapy, compared to standard chemotherapy alone. Enrollment in this trial, which was initiated in July 2001, is closed and treatment is ongoing. A primary analysis of this study revealed that when compared with chemotherapy alone, the panitumumab combination did not improve time to disease progression, the study’s primary efficacy endpoint. Secondary efficacy endpoints of the study, tumor response rate and overall survival, were also not met. The combination of panitumumab and standard chemotherapy was generally well tolerated. These data were presented at the European Cancer Conference in October 2005 and further analysis is ongoing.

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

•        Various cancers—We initiated a Phase 1 clinical trial for panitumumab in various solid tumors in 1999. In 2003, we expanded enrollment to investigate additional panitumumab dose levels and schedules of administration. Enrollment is closed and treatment is complete. Data from this dose and schedule study were presented at ASCO in May 2005 and showed that panitumumab was generally well tolerated at weekly, every other week and every third week dosing regimens. Anti-tumor activity was observed at all three doses and schedules in patients with advanced metastatic colorectal cancer.

•        Further development—Additional Phase 1 and 2 clinical studies evaluating panitumumab in different tumor types either as a single agent or in combination with different chemotherapeutic agents and targeting agents, have been initiated or are expected to be initiated from time to time. For example, several early phase studies of panitumumab in combination with chemotherapy and AMG 706, an Amgen proprietary multi-kinase inhibitor, are currently ongoing.

•       ABX-10241 (ABX-PTH). Generated using our technology, ABX-10241, or ABX-PTH, is a fully human antibody therapeutic product candidate directed against parathyroid hormone (PTH) for the potential treatment of secondary hyperparathyroidism. We filed an investigational new drug application, or IND, in December 2003 and initiated a single dose Phase 1 clinical trial evaluating the safety and pharmacokinetics of ABX-10241 in patients with secondary hyperparathyroidism in February 2004. Preliminary results from an interim analysis of this study were presented at a scientific meeting in 2004. Enrollment in this trial is complete. In addition, we initiated a multiple-

dose Phase 1 trial of ABX-10241 in patients with secondary hyperparathyroidism in September 2005. Enrollment in this study is ongoing.

In addition, we have entered into co-development agreements for the joint development of antibody product candidates with a variety of companies including Microscience Limited, Dendreon Corporation, Chugai Pharmaceuticals Co., Ltd., Sosei Co., Ltd. and U3 Pharma AG.

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

Customer Product Development

We have licensed our XenoMouse technology to pharmaceutical, biotechnology and genomics companies interested in developing antibody-based products. Typically, these agreements provide for up-front and, upon the occurrence of certain events, milestone payments to us, along with royalty payments to us if the product reaches the market. We do not participate in the development or marketing of these product candidates. Our customers have advanced twelve antibodies generated with XenoMouse technology into the clinical phase as follows:

•       Pfizer—We generated five XenoMouse-derived fully human antibody therapeutic product candidates that Pfizer has advanced into the clinical phase, including ticilimumab, an antibody that targets cytotoxic T lymphocyte-associated antigen 4 (CTLA-4), and a candidate that targets the type 1 insulin-like growth factor receptor (IGF-1R). The targets of the other product candidates have not been disclosed. Pfizer recently advanced ticilimumab into a pivotal study; the other four product candidates are currently in Phase 1 evaluation.

•       Amgen—Denosumab (formerly known as AMG 162) is a XenoMouse-derived fully human antibody therapeutic product candidate that Amgen has advanced into pivotal trials as a potential treatment for bone loss. Amgen has advanced two additional XenoMouse-derived fully human antibody therapeutic product candidates to undisclosed targets to Phase 1 clinical trials.

•       Chiron—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to and neutralizes CD40, a receptor expressed on immune cells. Chiron has advanced this candidate, CHIR-12.12, into a Phase 1 clinical trial in patients with B cell malignancies.

•       CuraGen—We generated a XenoMouse-derived fully human antibody therapeutic product candidate that binds to platelet-derived growth factor D (PDGF-D). CuraGen has advanced this candidate, known as CR002, to Phase 1 clinical trials as a potential treatment for inflammatory kidney disease.

•       Human Genome Sciences—CCR5 mAb is a XenoMouse-derived fully human antibody therapeutic product candidate that binds to the chemokine receptor CCR5 that allows entry of the HIV-1 virus into immune cells. Human Genome Sciences has initiated a Phase 1 clinical trial of CCR5 mAb in patients infected with HIV-1.

•       Agensys—AGS-PSCA is a XenoMouse-derived fully human antibody therapeutic product candidate that selectively binds to prostate stem cell antigen (PSCA). Agensys has initiated a Phase 1 clinical trial of this candidate in patients with advanced prostate cancer.

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

Leveraging XenoMouse and XenoMax technologies through licensing and other contracts.   We may continue to make our platform technologies available to others and generate revenues by selectively entering into contracts with pharmaceutical and biotechnology companies interested in using our XenoMouse and XenoMax technologies to develop antibody-based products. We have established agreements with numerous customers covering a broad range of antigens. To date, many of these parties have entered into new or expanded agreements with us that allow them to specify additional antigens for antibody development. These agreements typically provide for immunizations of XenoMouse animals with one or more antigens provided by the customer. Customers generally have an option for a period of time to acquire product licenses for any antibody product they wish to develop and commercialize. We may continue to enhance our platform technologies through in-licensing, acquisitions or internal development.

Production Services.   Our manufacturing facility and our pilot plant provide integrated process sciences and manufacturing capabilities for the development and manufacture of our proprietary product candidates. We are using some available capacity to manufacture our proprietary product candidate, panitumumab. We may use other available capacity to manufacture other proprietary products that may be the subject of future co-development agreements. We are also able to offer our production services to existing customers and to third parties to further enable their development efforts and to absorb plant capacity not used or reserved for our proprietary product candidates.

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

All antibodies have a common core structure composed of four subunits, two identical light (L) chains and two identical heavy (H) chains, named according to their relative size. The heavy and light chains are assembled within the B cell to form an antibody molecule. As shown in the diagram below, one can represent an antibody molecule schematically in the form of a “Y” structure.

The base of the “Y,” together with the part of each arm immediately next to the base, is called the constant region because its structure tends to be very similar across all antibodies. In contrast, the variable regions are at the end of the two arms and are unique to each antibody.

Antibodies as Products

Recent advances in the technologies for creating and producing antibody products, coupled with a better understanding of how antibodies and the immune system function in key disease states, have led to renewed interest in the commercial development of antibodies as therapeutic products. According to a survey by the Pharmaceutical Research and Manufacturers of America, antibodies accounted for over 20% of all biopharmaceutical products in clinical development in August 2004. We are currently aware of eighteen antibody therapeutic products that have been approved for marketing in the United States. These products are currently being marketed for a wide range of medical disorders such as autoimmune disease, cardiovascular disease, cancer and infectious diseases.

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

Current Approaches to Development of Antibody Therapeutic Products

The therapeutic antibodies marketed today generally belong to a class of molecules known as “monoclonal antibodies”. This term is used to refer to a homogeneous population of antibody molecules that are identical in their structure and functional characteristics. Traditionally, the approach to generating monoclonal antibodies has been to immortalize mouse antibody-secreting B cells by fusing them with a perpetually-growing cell line so that they are capable of reproducing over an indefinite period of time. Any of these fused cells, known as hybridomas, producing an antibody with the desired binding characteristics can then be selected, cloned, and expanded, allowing the large scale production of a monoclonal antibody.

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

Recognizing the limitations of mouse monoclonal antibodies, researchers have developed a number of approaches to make them appear more human-like to a patient’s immune system. For example, improved forms of mouse antibodies, referred to as “chimeric” and “humanized” antibodies, are genetically engineered and assembled from portions of mouse and human antibody gene fragments. While these chimeric and humanized antibodies are more human-like, they still retain a varying amount of the mouse antibody protein sequence, and accordingly may continue to trigger a HAMA response.

Additionally, the humanization process can be expensive and time consuming, often requiring weeks or months of secondary manipulation after the initial generation of the mouse antibody.

Human Antibodies

The probability of inducing a HAMA response can be reduced through the generation of antibody therapeutic products with fully human protein sequences. Researchers have developed several antibody technologies to produce antibodies with 100% human protein sequences (see the diagram above). One approach to generating human antibodies, called “antibody display” technology, involves cloning and expressing human antibody genes in novel contexts, such as bacteriophages, viruses that infect bacteria, ribosome/mRNA complexes or yeast, in order to display libraries of antibody fragments for subsequent in vitro selection against antigens. These approaches attempt to mimic in vitro the antibody selection and affinity maturation processes that occur in the body.

Another approach involves the isolation of human B cells. The B cells can be further propagated either through introducing them into immunodeficient mice or through generating hybridomas. This approach is generally limited to generating antibodies only to non-human antigens or antigens to which the human B-cell donor had previously responded. Accordingly, this approach may not be suitable for targeting many key diseases such as cancer and inflammatory and autoimmune disorders for which appropriate therapy might require antibodies to human antigens.

The Abgenix Solution—XenoMouse and XenoMax Technologies

Our approach to generating human antibodies with fully human protein sequences is to use genetically engineered strains of mice in which mouse antibody gene expression has been eliminated and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system. Rather than engineering each antibody product candidate, these transgenic mice capitalize on the natural power of the mouse immune system in diversity and affinity maturation to produce a broad repertoire of high affinity antibodies. By introducing human antibody genes into the mouse genome, transgenic mice with such traits can be bred indefinitely. Importantly, these transgenic mice are capable of generating human antibodies to human antigens because the only human products expressed in the mice (and therefore recognized as “self”) are the antibodies themselves. The mouse thus recognizes any other human tissue or protein as a foreign antigen and the mouse will mount an immune response.

A challenge with this approach, however, has been to introduce enough of the human antibody genes in appropriate configuration into the mouse genome to ensure that these mice are capable of recognizing the broad diversity of antigens relevant for human therapies.

To make our transgenic mice a robust tool capable of consistently generating high affinity antibodies that can recognize a broad range of antigens, we equipped the XenoMouse animals with approximately 80% of the human heavy chain antibody genes and a majority of the human light chain genes. The complex assembly of these genes together with their semi-random pairing allows XenoMouse animals to recognize a diverse repertoire of antigen structures. XenoMouse technology further capitalizes on the natural in vivo affinity maturation process to generate high affinity, fully human antibodies. In addition, we have developed multiple strains of XenoMouse animals, each of which is capable of producing a different class of antibody to perform different therapeutic functions. We believe that our various XenoMouse strains will provide maximum flexibility for drug developers in generating antibodies of the specific type best suited for a given disease indication.

Antibodies derived from XenoMouse animals originate solely from the human immunoglobulin genes that have been introduced into the animal. Consequently, antibodies generated using XenoMouse technology are fully human and are, therefore, expected to be less likely to be recognized as foreign and to elicit an antibody response to the therapeutic antibody than antibodies containing mouse proteins. However, an antibody response to a particular fully human antibody sequence could still occur, resulting in formation of a human anti-human antibody (HAHA) response, which could neutralize the effect of the antibody and may result in an allergic reaction.

We obtain the antibodies generated by XenoMouse animals by extracting the antibody-producing B cells. We can convert these B cells into hybridomas to generate the quantities of antibodies needed for standard methods of assaying and selecting antibodies for further development. We have expended considerable effort in enhancing hybridoma technology and the use of automation to optimize the diversity of the antibodies that we can screen and recover. Alternatively, we can submit the B cells to our proprietary Selected Lymphocyte Antibody Method (SLAM) technology. We use the term XenoMax technology to refer to the use of XenoMouse technology together with SLAM technology. With XenoMax technology, we bypass the hybridoma step by culturing the B-cells directly and rapidly assaying them over a period of several days using a microplate-based, high throughput system. Using XenoMax, we can further increase the number of different antigen-reactive monoclonal antibodies identified in a single experiment compared to hybridoma technology.

Other approaches to generating fully human antibodies from mice that we understand are being pursued by competitors include: (i) transgenic mice containing heavy human chain and human light chain genes on a “minilocus” (which are mice that possess a relatively small number of representative human heavy and light chain genes in their genome), (ii) “transchromosomic” mice that contain large numbers of human heavy chain and light chain genes on one or more separate, or extra, chromosomes, and (iii) “KM-Mouse® ” animals that are generated as a result of breeding “minilocus” containing mice with “transchromosomic” mice. “Transchromosomic” mice were developed by Kirin Brewing Co., Ltd. It is our understanding that “KM-Mouse” animals were developed through a collaboration between Medarex, Inc. and Kirin Brewing Co. and are currently used by Medarex, Kirin and GenMab A/S. Also, Avanir Pharmaceuticals and XTL Biopharmaceuticals Ltd. use technologies in which human B cells and T cells are implanted in mice with compromised immune systems.

In addition to the generation of human antibodies from mice, we understand that competitors such as Cambridge Antibody Technology Group plc, MorphoSys AG and Dyax Corporation utilize phage display technology for the generation of human antibodies from phage display libraries derived from human samples. BioSite Incorporated, through a collaboration with Medarex, generates human antibody phage display libraries from immunized “KM-Mouse” animals. It is our understanding that these libraries are not used for deriving therapeutic antibody products.

Our Technology Advantages

We believe that our technologies offer the following advantages:

Producing antibodies with fully human protein sequences.   Our XenoMouse technology, unlike chimeric and humanization technologies, allows the generation of antibodies with 100% human protein sequences. More than 1,000 patients have been tested with our antibody product candidates and we have only very rarely observed HAHA responses.

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

Generating high affinity antibodies that do not require further engineering.   XenoMouse technology uses the natural in vivo affinity maturation process to generate antibody product candidates, usually in two to four months. In contrast to antibodies generated using humanization and phage display technology, we and our customers can produce XenoMouse antibodies without the need for any subsequent engineering, a process that at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody’s structure and therefore functionality will be altered between the initial antibody selected for testing and the final antibody approved for marketing and placed into production.

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

Proprietary Product Development Programs

We are currently developing antibody therapeutics for a variety of indications. The table below sets forth the current development status of our proprietary product candidates:

Product Candidate	Indication	Status
Panitumumab (ABX-EGF)	Colorectal Cancer (CRC)
	Third-line treatment (monotherapy), US and outside the US	Pivotal(1)
	First-line treatment (with chemotherapy and Avastin)	Phase 3b(1)
	First-line treatment (with chemotherapy)	Phase 2(1)
	First-line treatment (with chemotherapy and AMG 7062)	Phase 1/2(1)
	Third-line treatment (monotherapy), low or no EGFr expression	Phase 2(1)
Non-small Cell Lung Cancer (NSCLC)
	First-line treatment (with chemotherapy)	Phase 2(1)
	Second-line treatment (monotherapy)	Phase 2(1)
	First-line treatment (with chemotherapy and AMG 7062)	Phase 1/2(1)
Renal Cell Cancer (RCC)
	First-line and second-line treatment (monotherapy)	Phase 2
ABX-10241	Secondary hyperparathyroidism	Phase 1

(1)          Clinical trial managed by Amgen.

(2)          AMG 706 is an Amgen proprietary multi-kinase inhibitor.

Panitumumab

Tumor cells that overexpress the epidermal growth factor receptor, or EGFr, on their surface often depend on EGFr’s activation for growth. EGFr is expressed in a variety of cancers including lung, breast, ovarian, bladder, prostate, colorectal, kidney and head and neck. The activation of EGFr is triggered by the binding to EGFr by epidermal growth factor, or EGF, or transforming growth factor alpha, or TGFa, both of which are expressed by the tumor or by neighboring cells. We believe that blocking the ability of EGF and TGFa to bind with EGFr may offer a treatment for certain cancers. Panitumumab binds to EGFr with high affinity and has been shown to inhibit tumor cell proliferation in vivo and cause eradication of EGF dependent human tumors established in mouse models. Published studies have shown that panitumumab can inhibit growth of EGF-dependent human tumors cells in mouse models. Panitumumab has also demonstrated the ability to reverse cancer cell growth and cause eradication of established tumors in mice even when administered after significant tumor growth has occurred.

Furthermore, in these models where tumors were eradicated, researchers did not observe any relapse of the tumor after discontinuation of the antibody treatment.

We are co-developing panitumumab with Amgen under a development and commercialization agreement. The following is a summary of the status of these clinical trials.

Colorectal cancer, single agent therapy with panitumumab.   In January 2004, Amgen initiated two pivotal studies of panitumumab as third-line monotherapy in patients with metastatic colorectal cancer, one in the United States and one outside the United States. The initiation of the U.S. trial followed the receipt of a Special Protocol Assessment letter from the FDA endorsing the design of the trial (known as the 167 trial) to support a regulatory submission for potential accelerated approval. Enrollment in this trial, which began in the first quarter of 2004, is proceeding more slowly than originally anticipated. The second pivotal study (known as the 408 trial), a randomized controlled study comparing best supportive care with best supportive care and panitumumab, is being conducted in Europe, Canada and Australia in support of the global registration program. Enrollment in this study is complete. In November 2005, we and Amgen announced top-line data from this study indicating that it had met the primary endpoint of improving progression-free survival. In this trial, those patients who received panitumumab showed a 46 percent decrease in the rate of death and tumor progression, as assessed by central radiology review, versus those who received best supportive care alone. This primary analysis also indicated that a secondary endpoint of objective response rate, also assessed by central radiology review, was met as well. This study enrolled 463 patients with metastatic colorectal cancer who had failed standard irinotecan- and oxaliplatin-containing chemotherapy. In December 2004, the FDA indicated that data from one pivotal trial, once completed, could be acceptable with additional data from other pending studies to support a marketing application for accelerated approval in the United States. The FDA granted fast track designation for panitumumab for patients with metastatic colorectal cancer who have failed standard irinotecan—and oxaliplatin—containing chemotherapy treatment. Fast track designation allows the FDA to accept, on a rolling basis, portions of a marketing application for review prior to the completion of the final registrational package. In December 2005, we and Amgen initiated the rolling submission of a BLA with the FDA for panitumumab and the companies expect this filing to be completed in the first quarter of 2006.

A Phase 2 study evaluated the effect of panitumumab monotherapy in patients with metastatic colorectal cancer who had previously failed chemotherapy. An interim analysis of this study was reported at the annual meeting of the American Society of Clinical Oncology in May 2003. Forty-four patients were included in this analysis. Forty patients were efficacy evaluable, which was prospectively defined as having received at least 5 of 8 planned weekly doses of panitumumab during the first 8 weeks of treatment.  Panitumumab was given weekly at 2.5 mg/kg. Four of 40 (10%) efficacy evaluable patients achieved a partial response at week 8, which was confirmed 4 weeks later. Fifty-five percent of patients had stable disease at week 8. On the basis of this efficacy result, we and Amgen designed a pivotal trial program for panitumumab in third-line monotherapy treatment of colorectal cancer.

Updated interim data from this Phase 2 study were presented at the annual meeting of the American Society for Clinical Oncology in June 2005 and demonstrated that panitumumab has antitumor activity when administered as a single-agent treatment to patients with metastatic colorectal cancer who have failed chemotherapy. The interim analysis showed that patients with measurable metastatic colorectal cancer which expressed the epidermal growth factor receptor experienced partial responses. The study included 148 patients who were previously treated with fluoropyrimidine (with or without leucovorin), and either irinotecan or oxaliplatin, or both. Patients received 2.5 mg/kg of panitumumab by weekly intravenous infusion in 8-week treatment cycles until disease progression or unacceptable toxicity. Tumor responses were confirmed at least four weeks after the initial response was observed. Treatment with panitumumab resulted in a partial response rate of 9% with a median duration of response of 18.1 weeks by central review, and no complete responses. Responses were seen in patients receiving up to four lines of prior therapy. Median progression free survival was 13.6 weeks and median overall survival time was 37.6 weeks. In the interim analysis, panitumumab was generally well tolerated, with skin rash as the most common side effect: 95% of patients experienced a skin rash which was generally mild to moderate; only 7% experienced a grade 3 skin rash. Other side effects experienced by some patients were fatigue, nausea and diarrhea. One patient had a grade 3 infusion-related reaction related to panitumumab, which did not result in discontinuation of panitumumab. There were no instances of anaphylaxis. In the 107 patients for whom pre- and post-dose samples were available for testing, no human antihuman antibodies (HAHAs) were observed.

Colorectal cancer, combination of panitumumab with chemotherapy.   A separate Phase 2 study is evaluating the effect of panitumumab administered with standard chemotherapy, as first-line treatment in patients with metastatic colorectal cancer. Interim data of this study presented at the European Society of Medical Oncology (ESMO) annual conference in October of 2004 showed an objective response rate of 47% among 19 patients who have received panitumumab with chemotherapy (irinotecan, fluorouracil and leucovorin, given according to the “Saltz” regimen). Time to tumor progression was 8.2 months and median overall survival time was 16.4 months. The most common side effects were skin rash and diarrhea. Part 2 of this study evaluated the combination of the FOLFIRI chemotherapy regimen (a generally better tolerated regimen of administering irinotecan, fluorouracil and leucovorin than the “Saltz” regimen) with panitumumab (2.5 mg/kg/week) in 24 patients with metastatic colorectal cancer as first-line treatment. Interim data of this part of the study were presented at the European Cancer Conference  (ECCO) in November 2005. Panitumumab was generally well tolerated in combination with FOLFIRI chemotherapy. The combination was active with 33% partial responses observed and a median duration of progression free survival of 10.9 months.

Colorectal cancer, combination of panitumumab with chemotherapy and other targeted therapy.   In April 2005, we and Amgen announced the initiation of a randomized Phase 3b study in the first-line treatment of patients with metastatic colorectal cancer, the “Panitumumab Advanced Colorectal Cancer Evaluation,” or PACCE study. This study evaluates the effect of chemotherapy consisting of oxaliplatin-or irinotecan-containing regimens and bevacizumab (Avastin), with or without panitumumab. Enrollment in this study is ongoing. As of December 2005, approximately 50% of the planned total of 1000 patients have been enrolled in the study.

The Initial Phase 1 Study.   We began the clinical development of panitumumab with a Phase 1 dose-escalating clinical trial in July 1999 examining the safety, pharmacokinetics and biological activity of multiple doses of panitumumab as monotherapy in patients with a variety of advanced cancers. On the basis of preliminary results from this study, a number of Phase 2 studies were initiated in 2001 and 2002. We first reported data on this ongoing study in November 2001 and presented updated information at the annual meeting of the American Society for Clinical Oncology in May 2002 and at the American Society for Clinical Oncology in May 2005. Ninety-six patients had been recruited to this study. Panitumumab appeared to be generally well tolerated at weekly doses ranging up to 5 mg/kg and at 6 mg/kg given every other week and 9 mg/kg given every three weeks. There were no grade 3 or 4 infusion-related reactions reported and no de novo antibody formation to panitumumab was observed. Panitumumab given weekly at a dose of 2.5 mg/kg, every other week at 6 mg/kg and every third week at 9 mg/kg resulted in similar safety and drug exposure profiles. Anti-tumor activity was seen at all three doses and schedules with partial responses observed in patients with metastatic colorectal cancer.

Non-small Cell Lung Cancer.   We are also conducting a Phase 2 study in patients with non-small cell lung cancer receiving either standard chemotherapy with carboplatin and paclitaxel alone or administered with panitumumab. Interim data from Part 1 of this Phase 2 study were presented at the conference of the American Society of Clinical Oncology in June 2004 and demonstrated that frontline therapy with panitumumab was generally well tolerated when administered with paclitaxel and carboplatin in patients with advanced non-small cell lung cancer. Part 2 of this study, which is fully enrolled with 175 patients, compared time to progression for patients receiving panitumumab plus chemotherapy (carboplatin and paclitaxel) against time to progression for patients receiving this chemotherapy alone as frontline therapy for advanced non-small cell lung cancer. A primary analysis of this study revealed that when compared with chemotherapy alone, the panitumumab combination did not improve time to disease progression, the study’s primary efficacy endpoint. Secondary efficacy endpoints of the study, tumor response rate and overall survival, were also not met. The combination of panitumumab and standard chemotherapy was generally well tolerated. These data were presented at the European Cancer Conference in October 2005 and further analysis is ongoing.

In addition, an evaluation of panitumumab in non-small cell lung cancer in combination with chemotherapy and AMG 706, Amgen’s proprietary multi-kinase inhibitor, is currently ongoing.

Renal Cell Cancer.   This Phase 2 study is evaluating the effect of panitumumab monotherapy in patients with renal cell cancer. An interim analysis of this study was reported at the annual meeting of the American Society of Clinical Oncology in May 2002. A total of 88 patients with metastatic renal cell cancer had been treated in this panitumumab monotherapy study at the time. Panitumumab was given weekly in doses of 1.0, 1.5, 2.0, and 2.5 mg/kg to cohorts of approximately 20 patients each. Panitumumab was administered for eight weeks or until patients demonstrated progressive disease. Eighty-nine percent of patients included in this study had received prior systemic therapy and the majority of patients had received more than one prior systemic regimen. Panitumumab was generally well tolerated. No allergic reactions, clinically significant infusion-related reactions, or human anti-human antibody formation were observed. A dose-related typical EGFr mediated skin rash was observed with an incidence of 100% at a dose level of 2.5 mg/kg. Single agent biological activity was seen in this heavily pre-treated patient population with 3 partial responses, 2 minor responses and 50% stable disease reported. A second part of this study evaluated single agent panitumumab therapy (2.5 mg/kg/week) in 107 patients with metastatic renal cell cancer who had either received only one prior systemic biologic therapy or no prior systemic therapy. An analysis of this study was presented at the Fourth International Kidney Cancer Symposium in October 2005. In patients with metastatic renal cell cancer who had either not received any prior systemic therapy or had received one prior biologic therapy, no objective tumor response was observed. Panitumumab was generally well tolerated. Further analysis of the data is ongoing.

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

ABX-10241 (ABX-PTH)

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

Using our proprietary technology, we have generated a novel antibody known as ABX-10241, to target and neutralize the action of parathyroid hormone. We are developing ABX-10241 as a potential treatment for secondary hyperparathyroidism. This fully human antibody has a novel mechanism of action that, in preclinical studies, neutralizes PTH by directly lowering serum levels of free PTH. We believe that ABX-10241 could provide a significant therapeutic advance for the SHPT population by directly reducing bioactive PTH levels, rather than relying on the indirect mechanisms provided by current therapies.

Clinical Status.   In December 2003, we filed an IND and in February 2004 we initiated a Phase 1 single dose escalation clinical trial of ABX-10241 for the treatment of patients with SHPT. Preliminary results from an interim analysis of this ongoing study were presented during a poster presentation at the 26th Annual Meeting of the American Society for Bone and Mineral Research in October 2004. ABX-10241 treatment resulted in dose related suppression of parathyroid hormone and a dose related reduction in serum calcium. Intravenous bolus administration was generally well tolerated. Enrollment in this study is complete. We initiated a multi-dose Phase 1 trial of ABX-10241 in September 2005 and enrollment in this trial is ongoing.

Summary of Contractual Arrangements

Overview

We have entered into a variety of contractual arrangements to use our XenoMouse and XenoMax technologies to generate and/or develop fully human antibodies against numerous antigens or to manufacture fully human antibodies. The following is a summary of these relationships.

Amgen Collaboration

In 2000, we entered into a joint development and commercialization agreement with Immunex, now a wholly-owned subsidiary of Amgen, for the co-development of ABX-EGF, now known as panitumumab. We amended this agreement in October 2003. Under the amended agreement, Amgen has decision-making authority for development and commercialization activities and we have the right to co-promote panitumumab in the United States. In 2005, we decided to pursue the co-promotion of panitumumab with Amgen in the United States. Under the joint development and commercialization agreement, we are obligated to pay 50% of the worldwide development and commercialization costs and we are entitled to receive 50% of any profits from sales of panitumumab worldwide. As of December 31, 2005, Amgen had advanced $60 million, the entire amount available under the agreement, which we have used to fund a portion of our share of development and commercialization costs for panitumumab. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization. Under a separate agreement with Amgen, we are manufacturing clinical supplies of panitumumab for the collaboration and will manufacture commercial supplies for the first five years after commercial launch, with Amgen’s support and assistance. The costs of manufacturing clinical and commercial supplies are also shared equally.

AstraZeneca Collaboration

We entered into a collaboration and license agreement with AstraZeneca in October 2003 for the discovery, development and commercialization of fully human monoclonal antibodies to treat cancer.  This alliance involves the joint discovery and development of therapeutic antibodies for up to 36 cancer targets to be commercialized worldwide by AstraZeneca exclusively.  We will conduct early stage preclinical research on behalf of AstraZeneca with respect to some or all of these targets, and have initiated research programs for numerous targets.  To date, we and AstraZeneca have selected 28 targets for inclusion in the collaboration, including several for which we had pre-existing preclinical programs.  For any resulting products, we may receive milestone payments at various stages of development and royalties on future product sales.  AstraZeneca may make milestone payments to us of up to $51 million per candidate that is developed under the agreement, and for any antibody we choose to develop to a target that is discontinued from the collaboration, we may pay AstraZeneca up to $15 million.  In addition, we may conduct early clinical trials, process development and clinical manufacturing, as well as commercial manufacturing during the first five years of commercial sales, and would be compensated for those activities at competitive market rates.  The collaboration also gives us the right to select and develop an additional pool of antibodies against up to 18 targets, which the companies may elect to further codevelop on an equal cost and profit sharing basis.  Subject to a number of exceptions, we will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in the field of oncology during a three-year target selection period.  These exceptions include, among others, work on antibodies directed at antigens that are or become subject to existing collaborations and antigens that we and AstraZeneca decide not to pursue in the collaboration, and certain process development and manufacturing services.  In connection with this collaboration, AstraZeneca made a $100 million investment in Abgenix securities.  Upon the achievement of certain milestones, we may require AstraZeneca to invest up to an additional $60 million in our convertible preferred stock.  On February 28, 2006, pursuant to the terms of our merger agreement with Amgen, we redeemed all the issued and outstanding shares of our Series A-1 Preferred Stock (50,000 shares), all of which were held by AstraZeneca, for $50 million.  AstraZeneca still holds the convertible subordinated note issued by the Company with a principal amount of $50 million.

Joint Development Collaborations

We have entered into joint development and commercialization arrangements for the development of fully human antibody therapeutic products with a number of collaborators, including Microscience, Sosei, Dendreon, Chugai and U3 Pharma. Development activities under these agreements are in various early stages. Pursuant to these arrangements we and our collaborators typically share equally the costs of development and commercialization as well as any profits from the collaboration. We may enter into additional joint development agreements for other product candidates.

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

Production Services

We have entered into a limited number of contracts for process sciences and manufacturing services. We can offer a variety of process development, cell banking and clinical and commercial scale manufacturing services for antibody product candidates to existing and new customers to absorb production services capacity we are not using for our proprietary product candidates. Pursuant to such arrangements we may receive fees and, in some circumstances, royalties from future product sales.

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

Genentech, Johnson & Johnson, GlaxoSmithKline plc, Transkaryotic Therapies, Inc. and the Trustees of the Columbia University in the City of New York each owns or controls a U.S. patent that relates to recombinant cell lines or methods of generating recombinant cell lines for the production of antibodies. We do not believe that these patents would be successfully asserted against any of our current or planned activities. If a court determines that the claims of any of these patents cover our activities and are valid, such a decision may require us to obtain a license or licenses. Under these circumstances, our failure to obtain a license at all or on commercially reasonable terms could impede commercialization of one or more of our products.

ImClone Systems, Inc. owns or is licensed under patents issued in the United States, Canada and Europe, relating to inhibiting the growth of tumor cells that involves an anti-EGF receptor antibody in combination with an anti-neoplastic agent. Abgenix and others are opposing the European patent in the European Patent Office. However, we do not believe that any of the ImClone patents would be successfully asserted against any of our current or planned activities relating to panitumumab or future commercial sales of panitumumab. If a court determines that the claims of the ImClone patents cover our activities with panitumumab and are valid, such a decision may require us to obtain a license to ImClone’s patents, in order for us to label and sell panitumumab for certain combination therapies. Our failure to obtain a license at all or on commercially reasonable terms could impede our commercialization of panitumumab.

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

We believe our antibody therapeutic products will be classified by the FDA as “therapeutic biologic products” as opposed to “drug products.”  On October 1, 2003, the FDA transferred certain oversight responsibility for therapeutic biologic products from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Products Evaluation and Research (CDER). The FDA has stated that biologic products transferred to CDER will continue to be regulated as biologics. The steps ordinarily required before a biological product may be marketed in the United States include:

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

We conduct clinical trials in three sequential phases that may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of a Phase 1 clinical trial is to establish initial data about safety and tolerability of the biologic agent in humans. In Phase 2 clinical trials, we seek preliminary evidence of the desired therapeutic efficacy of a biologic agent in limited studies of patients with the target disease. We make efforts to evaluate the effects of various dosages and to establish an optimal dosage level and dosing schedule. We also gather additional safety data from these studies. The Phase 3 clinical trial program consists of expanded, large-scale, multi-center studies of persons who are susceptible to or have developed the disease. A pivotal study is designed to meet registration requirements. Phase 3 studies that are designed for registration purposes are considered pivotal studies and Phase 2 studies specifically designed for registration purposes also can be pivotal studies. The goal of these studies is to obtain clinically and statistically significant evidence of the efficacy and relevant safety data of the proposed product and dosage regimen.

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

Panitumumab

We are aware of several companies that have approved products or product candidates in clinical testing that target the EGF receptor and therefore may compete with panitumumab. These include, but are not limited to ImClone and Bristol Myers Squibb with cetuximab (Erbitux®), OSI Pharmaceuticals, Inc. and Genentech, Inc. with erlotinib (Tarceva™), and AstraZeneca with gefitinib (Iressa™). Other potential competitors include Pfizer, GlaxoSmithKline, Novartis, Merck KGaA, Wyeth, Medarex, Genmab and YM Bioscience Inc.

In February 2004, ImClone and Bristol-Myers Squibb received approval from the FDA to market Erbitux in the United States for use in combination with irinotecan in the treatment of patients with metastatic colorectal cancer who are refractory to irinotecan-based chemotherapy and for use as a single agent in the treatment of patients with metastatic colorectal cancer who are intolerant to irinotecan-based chemotherapy. ImClone and Bristol-Myers Squibb have also announced the submission of an application for approval to market Erbitux in Canada in combination with irinotecan for the treatment of patients with irinotecan-refractory metastatic colorectal cancer. In June 2004, Merck KGaA received approval to market Erbitux in the European Union in combination with irinotecan for the treatment of patients with metastatic colorectal cancer after failure of irinotecan-including cytotoxic therapy. Merck KGaA has also gained approval for use of Erbitux in combination with irinotecan in patients with metastatic colorectal cancer who have failed prior irinotecan therapy in Switzerland in December 2003. Erbitux was also approved in Argentina and Mexico in May 2004 and in Chile in June 2004, for use in combination with irinotecan or as a single agent in patients with metastatic colorectal cancer after failure of irinotecan-including cytotoxic therapy. Additionally, Erbitux has been approved for use in squamous cell carcinoma of the head and neck in the United States and Switzerland and has received a positive opinion from the

Committee for Medicinal Products for Human Use, the scientific committee of the European Medicines Agency, for its application to extend the use of Erbitux to the treatment of this indication.

On February 26, 2004, Genentech announced that the FDA approved bevacizumab (Avastin) for treatment in first-line metastatic colorectal cancer. Avastin is an approved therapeutic antibody designed to inhibit vascular endothelial growth factor, a protein that plays a role in tumor angiogenesis (the formation of new blood vessels to the tumor) and maintenance of existing tumor blood vessels.

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

ABX-10241

On March 8, 2004, Amgen announced that it had received approval to market cinacalcet HC1 (Sensipar®), a small molecule product that may compete with ABX-10241, in the United States for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and the treatment of elevated calcium levels in patients with parathyroid carcinoma. Amgen received approval to market cinacalcet HC1 as Mimpara® in Europe and Canada and has applied for regulatory approval in Australia and New Zealand. There are several other approved products to treat secondary hyperparathyroidism and related metabolic conditions, including Abbott’s Zemplar, and Genzyme’s Hectorol and Renagel products.

Many of these companies and institutions, either alone or together with their collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

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

Antibody Production

Our antibody production activities, also referred to as production services, include closely integrated process sciences and manufacturing capabilities for the manufacture of therapeutic product candidates. We use this capability for the manufacture of our own proprietary products candidates and also may offer these services to our collaborators and others. We believe the close integration between process sciences and manufacturing enables us to streamline the production process. Within our pilot plant, our process sciences services include cell line development, optimization and production scale up. The resulting process can be transitioned to our manufacturing facility.

Our manufacturing facility is designed to manufacture product candidates for clinical trials and to support the potential commercial launch of a limited number of products in compliance with FDA and European good manufacturing practices. In May 2000, we signed a long-term lease for the building that contains this manufacturing facility. Construction has been completed and portions of the facility are operational and validated. In October 2003, following an inspection by the State Department of Health Services, we received a Drug Manufacturing License from the State of California. The license permits us to manufacture and ship clinical material from our manufacturing facility. The total cost of constructing the facility was approximately $150 million. We currently have excess production services capacity; however, if the commercial launch of one of our product candidates proves successful, we may experience capacity shortages and may need to use one or more third-party facilities to produce these products in sufficient commercial quantities.

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

Employees

As of December 31, 2005, we employed 440 persons. We also use temporary contractor personnel to fill staffing needs from time to time.

Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that we maintain good relations with our employees.

Executive Officers

The names and ages of our executive officers are as follows:

Name	Age	Position(s)
William R. Ringo	60	President, Chief Executive Officer and Director
H. Ward Wolff	57	Senior Vice President, Finance and Chief Financial Officer
Donald R. Joseph	52	Senior Vice President, General Counsel and Secretary
Jeffrey H. Knapp	40	Senior Vice President, Sales and Marketing
Kristen Metza	46	Senior Vice President, Human Resources
Gayle M. Mills	51	Senior Vice President, Business Development
Gisela M. Schwab, M.D.	49	Chief Medical Officer

William R. Ringo has served as our Chief Executive Officer and President and as a Director since August 2004. From 1973 to 2001, Mr. Ringo held various commercial and product marketing positions at Eli Lilly and Company, including president of the company’s Oncology and Critical Care Product teams. Mr. Ringo also served as president of Eli Lilly’s Internal Medicine Products unit and as president of its Infectious Diseases business unit. Previously, he was vice president of Sales and Marketing for Eli Lilly’s U.S. pharmaceutical operations, after holding a variety of positions in general management, marketing and business planning across Eli Lilly’s pharmaceutical and devices businesses. Mr. Ringo is currently the non-executive chairman of the board of directors of InterMune, Inc. and served as interim Chief Executive Officer from June to September 2003. He has served as a director on a number of biotechnology company boards and he is currently a director of Inspire Pharmaceuticals, Inc. Mr. Ringo received a B.S. degree in management and an M.B.A. degree from the University of Dayton.

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

Donald R. Joseph has served as our Senior Vice President, General Counsel and Secretary since March 2005. From 2004 to 2005, Mr. Joseph was a partner and co-founder of Alekta Group, LLC, a specialty pharmaceutical consulting group and development company. From 2001 to 2004, he served as Executive Vice President, Commercial Development of Amarin Corporation, PLC and as Executive Vice President, Legal and Commercial Development of its U.S. subsidiary, Amarin Pharmaceuticals, Inc. From 1998 to 2001, Mr. Joseph served in a number of senior roles at Elan Pharmaceuticals, North America, most recently as Senior Vice President, Commercial and Legal Affairs and, from 1994 to 1998, at Athena Neurosciences, Inc., most recently as Vice President and General Counsel. Prior to joining Athena, Mr. Joseph was a partner at the law firm of Baker & McKenzie. Mr. Joseph received a B.A. degree from the University of Oklahoma and a J.D. degree from the University of Texas Law School.

Jeffrey H. Knapp has served as our Senior Vice President, Sales and Marketing since November 2005. From October 2004 to July 2005, Mr. Knapp served as Vice President, Sales and Marketing, at Pharmion Corporation, a global pharmaceutical company focused on hematology and oncology. From November 2001 to October 2004, he was Vice President, U.S. Sales and Marketing, at EMD Pharmaceuticals, an U.S. affiliate of Merck KGaA. Prior to joining EMD, Mr. Knapp held several positions at Eli Lilly, including Global Marketing Director for the company’s oncology franchise. Mr. Knapp received a B.A. degree in Biology from Wittenberg University.

Kristen Metza has served as our Senior Vice President, Human Resources since January 2005. Prior to joining Abgenix, Ms. Metza served from 2001 to 2004 as Vice President of Human Resources at Applied Biosystems, a developer of innovative products and services for life science research, pharmaceutical research and development, diagnostics and agriculture. From 1997 until 2001, Ms. Metza was Vice President, Human Resources and Communications for the Digital Linear Tape Group at Quantum Corporation, a diversified mass storage company with leadership positions in both fixed and removable storage markets. Prior to her work at Quantum, Ms. Metza worked in human resources leadership positions at Motorola, Inc. and Allied Signal Inc. Ms. Metza received her B.A. degree from and completed her graduate coursework in Industrial Relations and Organizational Psychology at the University of Minnesota.

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

Item 1A.   Risk Factors

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

We have incurred net losses since we were organized as an independent company, including in the last five years net losses of $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003, $187.5 million in 2004 and $207.0 million in 2005. As of December 31, 2005, our accumulated deficit was $959.2 million. Our losses to date have resulted principally from:

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

We will continue to expend substantial resources to support research and development and operate our manufacturing facility, including costs associated with preclinical development and clinical trials. In the years ended December 31, 2005, 2004 and 2003, we incurred expenses of $137.0 million, $124.4 million and $94.3 million, respectively, on research and development. For the year ended December 31, 2005, our manufacturing start-up costs were $18.3 million. Regulatory and business factors will require us to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials of, and attaining regulatory approvals for, product candidates. The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources. Our future liquidity and capital requirements will depend on many factors, including:

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

At December 31, 2005, we had $450.0 million principal amount of outstanding notes, including $100.0 million of convertible subordinated notes due March 15, 2007, $300.0 million of outstanding convertible senior notes due December 15, 2011 and a $50.0 million note held by AstraZeneca due in 2013. In addition, at December 31, 2005, we had accrued approximately $65.7 million in long-term liabilities to Amgen pursuant to our co-development agreement. We may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Failure to complete our proposed acquisition by Amgen could adversely affect our stock price and future business and operations.

On December 14, 2005, we announced that we had entered into a definitive agreement to merge with Amgen in an all-cash transaction. The proposed acquisition by Amgen is subject to the satisfaction of customary closing conditions, including approval by Abgenix stockholders and other conditions described in the merger agreement. We cannot assure you that these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed:

•       management’s attention may be diverted from our day-to-day business, we may lose key employees and our ongoing business and prospects, as well as relationships with customers and partners, may be disrupted by resulting uncertainties;

•       the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; and

•       we will be required to pay significant costs related to the merger, such as legal, accounting and advisory fees.

Any such events could adversely affect our stock price and harm our business, financial condition and results of operations.

The restrictive covenants of the merger agreement have placed, and will continue to place, significant restrictions on our business operations until the completion of the merger with Amgen.

Pursuant to the merger agreement between the Company and Amgen, until the completion of the merger with Amgen, the Company is required to conduct its business in the ordinary and usual course consistent with past practice. In addition, the Company shall not, among other things, agree to do any of the following without the prior written consent of Amgen:

•       acquire any corporation, partnership or other business organization or make any capital expenditure above certain threshold amounts;

•       issue, sell, pledge or dispose of any shares of the Company or stock options, warrants, calls, commitments or rights of the Company’s capital stock; or

•       enter into, modify, amend or terminate any contract relating to research, development, clinical trial, distribution, supply, manufacturing, marketing or co-promotion of, or collaboration with respect to, any product or product candidate relating to the Company’s current research and development.

Risks Related to the Development and Commercialization of our Products

Our XenoMouse and XenoMax technologies may not produce safe, efficacious or commercially viable products, which will be critical to our ability to generate revenues from our products.

Our XenoMouse and XenoMax technologies are novel approaches to developing antibodies as products for the treatment of diseases and medical disorders. To date, neither we nor our customers have commercialized any antibody therapeutic products based on our technologies. Moreover, we are not aware of any commercialized, fully human antibody therapeutic products that have been generated from any technologies similar to ours. Our antibody therapeutic product candidates are still in various stages of development and many are in an early development stage. To date, we have only initiated clinical trials with respect to four XenoMouse-derived antibody therapeutic product candidates, and our collaborators have initiated clinical trials with respect to twelve other XenoMouse-derived antibody therapeutic product candidates. We cannot be certain that our technologies will generate antibodies against every antigen to which they are exposed in an efficient and timely manner, if at all. Furthermore, our technologies may not result in any meaningful benefits to our current or potential customers or in product candidates that are safe and efficacious for patients. Our failure to generate commercial products with our technology would materially harm our business, financial condition and results of operations.

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

•       the length of time required to enroll suitable subjects;

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

The successful growth of revenues from our manufacturing services may depend on our ability to find third parties who agree to use our services and our ability to provide those services successfully.

We may enhance our contract revenues by entering into agreements to provide antibody production services to third parties. Potential third parties include our existing collaborators, as well as other pharmaceutical and biotechnology companies, technology companies, academic institutions and other entities. We must enter into these agreements to successfully develop this aspect of our business. To date, we have entered into only a few production services agreements and we cannot assure you that we will be able to enter into additional agreements.

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

•       obtaining FDA and other regulatory approvals of products; and

•       manufacturing and marketing products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited experience.

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

In addition, our past and future acquisitions of companies and businesses and expansion of operations may result in dilutive issuances of equity securities, the incurrence of additional debt, U.S. or foreign tax liabilities, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense or other charges to expense. For example, we had recorded impairment charges totaling $25.0 million in the quarter ended June 30, 2005 and $17.2 million in the quarter ended June 30, 2004, related to technologies acquired through our acquisitions, respectively, of Abgenix Biopharma and IntraImmune in 2000 and Hesed Biomed in 2001.

We have implemented a stockholder rights plan and are subject to other anti-takeover provisions, which could deter a party from effecting a takeover of us at a premium to our then-current stock price.

In June 1999, our board of directors adopted a stockholder rights plan, which we amended and restated in November 1999 and May 2002, and amended in October 2003 and December 2005. The stockholder rights plan and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could affect the price that certain investors might be willing to pay in the future for our common stock. Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws allow us to:

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

We are also subject to certain provisions of Delaware law which could also delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the transaction meets certain conditions. The stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals, our collaboration agreement with AstraZeneca and Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including, without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. The provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, under the terms of the merger agreement, we will be required to pay a termination fee of $75,000,000 to Amgen if, among other things, our board of directors receives and accepts a superior proposal from a third party, solicits or encourages an acquisition proposal from a third party, fails to hold a stockholders’ meeting or the vote of our stockholders pursuant to the merger agreement or fails to recommend stockholder approval of the merger agreement, withdraws its recommendation, or after terminating the merger agreement the board of directors recommends that our stockholders approve any acquisition proposal other than the merger with Amgen if a bona fide acquisition proposal has been publicly announced and is consummated within twelve months of termination of the merger agreement.

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

The market price and trading volume of our common stock are volatile, and may continue to be volatile for the foreseeable future. For example, during the period between December 31, 2004 and December 31, 2005, our common stock closed as high as $21.68 per share and as low as $6.54 per share. This may impact your decision to buy or sell our common stock. Factors affecting our stock price include:

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

•       general market conditions; and

•       the merger agreement with Amgen.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

We currently lease approximately 516,000 square feet of office, laboratory and manufacturing facilities in Fremont, California and British Columbia, Canada. In connection with our restructuring plan implemented in June 2005, we made available for sublease approximately 82,000 square feet of office and laboratory spaces in Fremont, California. Our leases expire in the years 2010 through 2015 and each includes an option to extend, other than the leases for our facilities in Canada. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.   Legal Proceedings

On December 15, 2005, a putative class action lawsuit entitled Carter v. Abgenix, Inc., et al., Case No. RG05246834 (Dec. 15, 2005), was filed against Abgenix, its directors and Amgen Inc. in the Superior Court of the State of California, Alameda County. The complaint, which purported to be brought on behalf of all Abgenix stockholders (excluding the defendants and their affiliates), alleged that the $22.50 per share in cash to be paid to stockholders in connection with the proposed merger with Amgen is inadequate and that Abgenix’s directors violated their fiduciary obligations to stockholders in negotiating and approving the merger agreement. The complaint also purported to assert claims against Abgenix and Amgen in connection with these matters.

On January 17, 2006 Abgenix and its directors filed a demurrer to the complaint seeking to dismiss all claims asserted against them. On January 18, 2006, Amgen filed a demurrer to the complaint seeking to dismiss all claims asserted against it. On February 13, 2006, plaintiff filed an amended complaint, which, in addition to the allegations set forth above, alleges that Abgenix’s proxy statement, filed on February 9, 2006, failed to disclose certain purportedly material information relating to the process leading to the approval of the proposed merger with Amgen. The amended complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the merger. On March 6, 2006, the defendants filed demurrers to the amended complaint seeking to dismiss all claims asserted therein. Those motions are currently pending. While the outcome of this matter cannot be determined at this time, Abgenix believes that this lawsuit is without merit and intends to vigorously defend the action.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders, either through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol “ABGX.” The following table lists quarterly information on the price range of our common stock based on the high and low reported closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions. As of February 6, 2006, there were approximately 554 holders of record of our common stock.

	High	Low
Fiscal 2004:
First Quarter	$16.53	$12.42
Second Quarter	18.55	11.22
Third Quarter	11.36	7.77
Fourth Quarter	10.83	8.25
Fiscal 2005:
First Quarter	$10.23	$7.00
Second Quarter	9.29	6.54
Third Quarter	12.68	8.51
Fourth Quarter	21.68	9.37

Item 6.   Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data*:
Revenues:
Contract revenue	$18,346	$15,752	$13,014	$14,068	$27,288
Contract manufacturing revenue	—	1,695	—	—	—
Total revenues	18,346	17,447	13,014	14,068	27,288
Operating expenses:
Cost of goods manufactured	—	2,227	—	—	—
Research and development	137,016	124,440	94,321	123,269	89,458
Manufacturing start-up costs	18,339	25,430	72,473	—	—
Amortization of identified intangible assets, related to research and development	4,573	6,465	7,190	7,251	8,602
General and administrative	22,287	27,271	30,209	31,625	19,367
Impairment of identified intangible assets	25,000	17,241	1,443	—	—
Restructuring and other	15,506	—	—	1,751	—
Total operating expenses	222,721	203,074	205,636	163,896	117,427
Loss from operations	(204,375)	(185,627)	(192,622)	(149,828)	(90,139)
Other income (expenses):
Interest and other income (expenses), net	14,241	5,382	9,953	20,145	29,542
Interest expense	(15,205)	(7,233)	(5,784)	(4,830)	(259)
Impairment of investments	(1,616)	—	(7,892)	(74,385)	—
Total other income (expenses)	(2,580)	(1,851)	(3,723)	(59,070)	29,283
Loss before income tax expense	(206,955)	(187,478)	(196,345)	(208,898)	(60,856)
Foreign income tax expense	—	—	84	—	—
Net loss	$(206,955)	$(187,478)	$(196,429)	$(208,898)	$(60,856)
Basic and diluted net loss per share	$(2.30)	$(2.11)	$(2.23)	$(2.39)	$(0.71)
Shares used in computing basic and diluted net loss per share	89,887	88,710	87,930	87,237	86,111

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data*:
Cash, cash equivalents and marketable securities	$332,822	$416,329	$347,763	$396,549	$493,733
Working capital	312,754	406,476	310,276	382,568	472,578
Total assets	650,278	812,718	780,193	841,997	837,876
Long-term debt	515,570	489,256	200,000	200,000	—
Redeemable convertible preferred stock	49,869	49,869	99,737	—	—
Accumulated deficit	(959,209)	(752,254)	(564,776)	(368,347)	(159,449)
Total stockholders’ equity	26,707	231,125	413,016	601,639	790,970

*                    Certain prior-year balances have been reclassified to conform to the current-year presentation.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to Abgenix are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our company.  Unless otherwise indicated, the discussions in this section relate to Abgenix as a stand-alone entity and do not reflect the impact of the proposed acquisition by Amgen.

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

We are co-developing our most advanced proprietary product candidate, panitumumab, with Amgen. In late 2005, we and Amgen initiated the rolling submission of a BLA filing with the FDA for panitumumab in patients with metastatic colorectal cancer who have failed prior standard chemotherapy, including oxaliplatin and irinotecan. We expect this filing to be completed in the first quarter of 2006. ABX-10241, another of our proprietary product candidates, is in early stage clinical trials. In addition, we have entered into a variety of contractual arrangements with multiple pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable these companies to use our XenoMouse technology in the development of their products. We may also use our XenoMax technology on our customers’ behalf. Six of our licensing partners, Pfizer, Amgen, Chiron, CuraGen, Human Genome Sciences and Agensys, have initiated clinical trials or submitted regulatory applications for such trials for antibodies generated from our technologies. We also use our closely integrated process sciences and manufacturing capabilities for the manufacture of our own proprietary product candidates and also offer these services to our collaborators and others.

We have entered into joint development arrangements with companies such as Chugai Pharmaceuticals, U3 Pharma and Dendreon. We generally expect to self-fund preclinical and certain clinical activities to determine preliminary safety and efficacy before deciding whether to conduct further product development internally or enter into joint development and commercialization agreements.

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

On December 14, 2005, we entered into an agreement and plan of merger with Amgen and Athletics Merger Sub, Inc., a wholly-owned subsidiary of Amgen, pursuant to which Amgen is expected to acquire Abgenix for approximately $2.2 billion in cash plus the assumption of our debt. Under the terms of the agreement, our shareholders will receive $22.50 in cash per common share, less any applicable withholding tax. The boards of directors of Amgen and Abgenix have approved the transaction, which remains subject to the approval of our stockholders at a special meeting to be held on March 29, 2006, and other customary closing conditions. If shareholder approval is obtained at the special meeting, the merger is expected to close in late March or early April 2006.

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

We have incurred net losses since we were organized as an independent company, including a net loss of $207.0 million in 2005. We expect to incur additional losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting preclinical development and clinical trials, manufacturing start-up costs and costs associated with preparations for the potential commercialization of panitumumab, such as costs associated with co-promotion and other commercial activities. We expect that the amount of our operating losses will fluctuate significantly from quarter to quarter.

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $332.8 million.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Contract Revenues

Contract revenues totaled $18.3 million, $15.8 million and $13.0 million in 2005, 2004 and 2003, respectively. Because contract revenues depend to a large extent on the success or failure of research and development efforts undertaken by our collaborators and licensees, our year-to-year contract revenues can fluctuate significantly and are inherently difficult to predict.

The primary components of contract revenues for all periods were as follows:

•       Technology Licensing

We recognized a total of $18.3 million, $14.4 million and $11.8 million in 2005, 2004 and 2003, respectively, from licensing our proprietary technologies. Revenues consisted primarily of various fees, such as product license fees, research license and service fees, product development and research milestone payments and option fees, under agreements related to the licensing of our XenoMouse technology. These revenues were generated from several collaborators, but were primarily from Pfizer, Amgen and Agensys in 2005, from Pfizer, Amgen, Abbott, Chiron and CuraGen in 2004 and from Pfizer, Chugai and Amgen in 2003.

•       Non-manufacturing Production Services

We recognized a total of $5,000, $1.4 million and $1.2 million in 2005, 2004 and 2003, respectively, for production services. These revenues consisted primarily of process sciences services and were generated from a customer under a product services agreement.

Contract Manufacturing Revenues

Contract manufacturing revenues totaled $1.7 million in 2004 and were related to the manufacture of an antibody product for a customer under a production services agreement. In 2005 and 2003, we did not recognize any revenues from manufacturing services.

Cost of Goods Manufactured

Cost of goods manufactured was $2.2 million in 2004. Cost of goods manufactured included material, direct labor, outside testing and overhead costs associated with manufacturing an antibody product for a customer under a production services agreement. In 2005 and 2003, we did not manufacture any products for customers and, therefore, did not have any cost of goods manufactured.

Research and Development Expenses

The major components of research and development expenses for 2005, 2004 and 2003 were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Product development	$111,538	$88,805	$59,695
Research	25,478	35,635	34,626
Total	$137,016	$124,440	$94,321

Product development costs include costs of preclinical development, cell line development and conducting clinical trials for our proprietary product candidates. Product development costs relate both to programs we are developing jointly with collaborators pursuant to joint development arrangements and to programs that we are developing independently. The costs of our joint development programs represented the majority of our product development costs. Product development costs also include costs related to cell line and process development work performed in connection with production services arrangements. Typically, our joint development arrangements provide that we and our collaborator share the costs of development and commercialization. We bear the entire cost of programs we are developing independently. Our product development costs increased in 2005 and 2004, primarily due to a significant increase in costs associated with our joint development programs, the substantial majority of which was related to the panitumumab program. To a lesser extent, the change was due to an increase in product development costs related to our independent programs, including ABX-10241. The increase in 2005 was partially offset by a decrease in cell line and process development activities under a production services contract.

The increase in product development costs for the panitumumab program in 2005 from 2004 was primarily attributed to an increase in the amount we reimbursed our joint development partner, Amgen. Under the joint development and commercialization agreement with Amgen, we are obligated to pay 50% of the total development and commercialization costs of panitumumab. We reimburse Amgen when we incur less than 50% of the total development costs incurred by both parties in the given period. In a period where we incur more than 50% of the total development costs, we would record such excess amount, which would be reimbursed to us by Amgen, as a reduction of our product development costs. The amount of our net reimbursements to Amgen was $37.9 million, $11.4 million and $2.5 million in 2005, 2004 and 2003, respectively. The increase in our net reimbursements to Amgen in 2005 and 2004 reflected an increase in development activities performed by Amgen for panitumumab. Partially offsetting the increase in product development costs for panitumumab in 2005 from 2004 was a decrease in drug supply costs due to the timing of manufacturing the conformance lots and a decrease in clinical research fees to third parties due to the completion of patient enrollment for all panitumumab clinical trials that we manage. Clinical research fees consist of clinical investigator site fees, monitoring costs and data management costs. The increase in product development costs for panitumumab in 2004 from 2003 was also attributed to increased facility and other overhead related expenses as there was an increased use of our manufacturing facility for process validation activities related to the manufacturing of the conformance lots.

Product development costs for ABX-10241 increased by $1.6 million in 2005 from 2004 and $1.7 million in 2004 from 2003. The increase in 2005 from 2004 was primarily attributed to increased process development activities in preparation for large scale production of clinical materials. The increase in 2004 from 2003 was primarily due to increased clinical and process development activities, as we initiated a single dose Phase 1 study in February 2004, partially offset by decreased spending in toxicology studies.

Product development costs can vary significantly from period to period depending on the progress of the development activities in the period. Overall, we expect costs associated with product development to increase in 2006 as we and Amgen continue to expand our development efforts on the panitumumab program. In addition, we expect product development costs related to ABX-10241 to increase in 2006, as we have initiated and continue to enroll patients in the multiple-dose Phase 1 study.

Research costs include costs associated with research and testing of antibodies we generate, whether for ourselves or for our customers, prior to the development stage which begins with the commencement of preclinical activities. Research costs also include the costs of research relating to proprietary technologies, including enhancements to those technologies. The primary components of research costs include the costs of Abgenix personnel, facilities, including depreciation, and lab supplies. The decrease in research costs in 2005 compared to 2004 was primarily due to decreased spending on lab supplies and reduced compensation, depreciation and facilities expenses as well as a reduction in costs associated with licensing charges from arrangements with research institutions and others. The reductions in compensation, depreciation and facilities expenses were partially attributable to the implementation of our restructuring plan. Our research costs generally remained at the same level in 2004 as compared to 2003. Research costs may decrease in 2006 from the 2005 level, as cost reduction resulting from the restructuring in 2005 is expected to have a full-year effect in 2006.

Manufacturing Start-up Costs

Manufacturing start-up costs were $18.3 million, $25.4 million and $72.5 million in 2005, 2004 and 2003, respectively. We began manufacturing antibody therapeutic candidates in portions of our manufacturing facility in the second quarter of 2003, at which time we began to depreciate the portions of the facility that were placed into service. Manufacturing start-up costs include certain costs associated with our manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control. The primary component of this cost in 2003 was a fee of approximately $28.0 million for the negotiated cancellation of a manufacturing supply agreement with an outside contractor, Lonza Biologics plc. The manufacturing agreement was for a production suite held exclusively for us that, following the opening of our manufacturing facility, we determined we no longer needed. In connection with this cancellation arrangement, Lonza was obligated to repay us a portion of the cancellation fee if, prior to December 31, 2005, it completed manufacturing products for other customers in the production suite that we had previously reserved. In 2005, we recorded a reduction to manufacturing start-up costs of $2.4 million for the repayment of a portion of the cancellation fee from Lonza under this arrangement. Excluding the effect of the $2.4 million credit in 2005 and $28.0 million expense in 2003 related to the Lonza cancellation arrangement, manufacturing start-up costs decreased in 2005 and 2004, primarily due to an increased use of our manufacturing facility for the manufacture of panitumumab conformance lots and other development activities, including process validation.

Amortization of Identified Intangible Assets

Amortization of identified intangible assets totaled $4.6 million, $6.5 million and $7.2 million in 2005, 2004 and 2003, respectively. The decrease in 2005 and 2004 reflected a reduction in intangible assets that resulted from impairments of intangible assets in the second quarters of 2005 and 2004.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting and other expenses related to information systems, legal, finance, human resources and an allocation of facility costs. General and administrative expenses totaled $22.3 million, $27.3 million and $30.2 million in 2005, 2004 and 2003, respectively. The decrease in 2005 from 2004, which reflected our efforts to reduce general and administrative expenses, was primarily due to a reduction in legal, recruiting, consulting and temporary personnel expenses. The decrease in 2004 from 2003 was primarily due to a charge of $2.1 million in 2003 related to the sublease of one of our facilities.

Impairment of Intangible Assets

In the quarter ended June 30, 2005, we determined that an impairment of our SLAM technology had occurred and that the estimated fair value had declined to $2.0 million. This technology, which includes intellectual property, was acquired in 2000 through the acquisition of Abgenix Biopharma Inc., formerly known as ImmGenics Pharmaceuticals, Inc. In the second quarter of 2005, we completed a strategic review process, which included an assessment of our technologies. After assessing the SLAM technology, we determined that our use of the SLAM technology had declined and would continue to decline substantially because of significant improvements in the use of other technologies and processes. Because of this impairment indicator, we tested the SLAM technology for recoverability and found that the undiscounted future cash flows estimated to be generated from the use of the SLAM technology were less than the carrying value of the SLAM technology. As a result, we determined that an impairment of the SLAM technology had occurred and recorded an impairment charge of $23.1 million in the second quarter of 2005 to adjust the carrying value of SLAM technology to its estimated fair value, which is based on the estimated discounted future cash flows to be generated from the SLAM technology.

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

In June 2004, we determined that an impairment of the Company’s acquired technology in the field of catalytic antibodies had occurred and that the estimated value had declined to zero. This technology, which includes intellectual property, was acquired in 2001 through the acquisition of Hesed Biomed, Inc. We decided to focus our resources on other research and development projects and to wind down our catalytic antibody program. Additionally, after assessing the associated patent position and the likelihood of sale or license of the technology to a third party, we further determined in 2004 that the possibility of generating positive future cash flows from the technology was remote. As a result of this determination, we recorded an impairment charge of $17.2 million in 2004.

In 2003, we decided to discontinue the development of anti-properdin antibodies. As a result, we recorded an impairment charge of $1.4 million for previously capitalized costs related to licenses and research funding for the development of therapeutic antibodies to the complement protein properdin, which we licensed from Gliatech, Inc.

Restructuring and Other

In June 2005, we implemented a restructuring plan in which we decided to consolidate our research and certain pre-clinical activities into the facility located in Burnaby, British Columbia, and to reduce our workforce by approximately 15%. As a result of the reduction in workforce and an evaluation of our future needs, we determined that we would not occupy and would sublease, to the extent possible, certain of our research facilities. The restructuring plan was designed to focus resources on our development pipeline and particularly the potential commercial opportunity of our lead product candidate, panitumumab.

In connection with the restructuring plan, we recorded restructuring charges of $15.5 million in 2005, including $2.8 million of termination benefits, $6.8 million of lease obligations, $5.7 million for the impairment of leasehold improvements, equipment and other assets, and $215,000 of facilities and employee relocation expenses. Termination benefits primarily consisted of severance pay, retention bonuses and non-cash, stock-based compensation expense. The substantial majority of the severance pay and retention bonuses were paid in full as of December 31, 2005.

The lease obligations represent the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that we decided not to occupy as a result of the restructuring plan. We will continue to review the sublease assumptions on a quarterly basis, and we may adjust the lease obligations as appropriate for changes in the sublease assumptions. Additionally, we recorded an impairment charge to adjust the carrying value of the related long-lived assets to their estimated fair values based on our impairment evaluation in connection with the restructuring. The majority of the impairment charge was related to leasehold improvements, and the fair value of these leasehold improvements was estimated based upon anticipated future cash flows associated with the related facilities, discounted at an interest rate commensurate with the risks involved. A portion of the impairment charge was also related to certain lab and computer equipment and furniture and fixtures that currently do not have any anticipated future use due to the restructuring plan.

As a result of the restructuring, certain research and development expenses, including compensation, facilities and depreciation of property and equipment, are lower, starting in the third quarter of 2005, as compared to the periods prior to the restructuring. Compared to the amounts incurred in the first half of 2005, these expenses decreased by approximately $5 million in total in the second half of 2005. However, the decrease in these expenses was offset by an increase in product development expenses in the second half of 2005, in particular joint development expenses as discussed above.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, totaled $14.2 million, $5.4 million and $10.0 million in 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily due to higher interest rates and a higher average balance of cash, cash equivalents and marketable securities, as well as a $2.0 million gain on sale of marketable equity securities. The decrease in 2004 from 2003 was primarily due to a loss of $1.0 million from early extinguishment of debt related to the repurchase of $86.2 million of our convertible subordinated notes due 2007 and a lower average balance of cash, marketable securities and cash equivalents.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our convertible notes and interest on the Amgen credit facility. Interest expense totaled $15.2 million, $7.2 million and $5.8 million in 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily due to the interest related to the convertible senior notes due 2011 that we issued in December 2004 and the interest related to the credit facility with Amgen, which was not available for advances in the first six months of 2004. A portion of the increase was offset by a reduction of interest expense due to the repurchases of $13.8 million and $86.2 million in principal amount of the convertible subordinated notes due 2007 in September 2005 and December 2004, respectively. The increase in 2004 from 2003 was primarily due to the interest related to the credit facility with Amgen and a decrease in the amount of capitalized interest. Interest expense in the amount of $1.1 million, $1.7 million and $2.5 million related to the convertible notes was capitalized in 2005, 2004 and 2003, respectively. Capitalized interest decreased in 2005 from 2004 primarily due to a decrease in the weighted average interest rate related to our convertible notes; capitalized interest also decreased in 2004 from 2003 because we placed into service a portion of our manufacturing facility in 2003 when we began manufacturing antibody therapeutic candidates in that portion of the facility. If the aggregate outstanding principal amount of our convertible notes remains unchanged at $400.0 million, we expect to record approximately $8.8 million in aggregate of interest expense related to these notes in 2006. Additionally, we record interest at 12% on the amounts we have drawn on our credit facility with Amgen until we repay the balance in full. Interest recorded under the Amgen arrangement was $5.2 million and $0.5 million in 2005 and 2004, respectively. The amount of any such advances, plus interest, may be repaid out of profits from future product sales; however, we are generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

Impairment of Investments

In the fourth quarter of 2005, we sold the majority of our strategic investments in the common stock of two publicly traded biotechnology companies. As of December 31, 2005, the remaining investments had a market value of $2.9 million and an unrealized loss of $1.5 million. We determined that the unrealized loss was other-than-temporary because of our intent to sell the remaining securities in the near term. Accordingly, we recorded an impairment charge of $1.5 million related to these investments as of December 31, 2005. We completed the sale of these investments in early 2006.

As of December 31, 2005, we also determined that approximately $152,000 of unrealized loss related to our marketable debt securities was other-than-temporary, as a portion of these securities is expected to be liquidated prior to their maturities in 2006 due to our forecasted cash flow requirements and such unrealized loss may not be fully recovered. Accordingly, we recorded an impairment charge of $152,000 related to these securities as of December 31, 2005.

The Company had also invested in the equity securities of a privately held company in connection with its collaboration with that company. As of December 31, 2003, the Company determined that an impairment had occurred and estimated that the value of the investment had declined to zero. Accordingly, the Company recorded an impairment charge of $7.9 million in the fourth quarter of 2003. The impairment charge was based on the difference between the estimated fair value as determined by management and the adjusted cost basis of the investment.

Foreign Income Tax Expense

Foreign income tax expense was recorded reflecting an income tax provision on foreign contract research projects of approximately $84,000 in the year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents and marketable securities of $332.8 million. We invest our cash equivalents and marketable securities primarily in highly liquid, interest bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities.   Net cash used in operating activities was $87.6 million, $130.8 million and $118.2 million in 2005, 2004 and 2003, respectively. This reflects a decrease of $43.2 million in 2005 from 2004 and an increase of $12.6 million in 2004 from 2003. The major components of the changes in cash used in operating activities were primarily the following:

•       An increase of $14.4 million in 2005 and $25.6 million in 2004 in our liability to Amgen under the joint development agreement.

•       Payments of $23.4 million in 2004 and $7.0 million in 2003 pursuant to the Lonza contract cancellation obligation. We made no such payment in 2005 as this obligation was settled as of December 31, 2004.

•       A decrease of $18.2 million in 2005 and $769,000 in 2004 in the change in accounts payable and accrued liabilities, net.

•       An increase of $4.3 million in 2005 and a decrease of $1.3 million in 2004 in receipts of interest income.

•       An increase of $8.3 million in both 2005 and 2004 in research and development and manufacturing start-up costs, not including the Lonza contract cancellation charge in 2003, amortization of identified intangible assets and depreciation related to the development of new products.

•       Payments of $2.2 million in 2005 for termination benefits, facilities and employee relocation expenses in connection with the restructuring plan implemented in June 2005.

•       An increase of $2.2 million in costs of goods manufactured in 2004. There was no cost of goods manufactured in 2005 and 2003.

•       An increase of $396,000 in 2005 and a decrease of $6.3 million in 2004 in customer payments. Changes in 2005 and 2004 were affected by the timing of payments received under our contracts.

Cash Provided by (Used in) Investing Activities.   Net cash used in investing activities was $28.0 million in 2005 and $173.5 million in 2003. Net cash provided by investing activities was $50.5 million in 2004. Net cash provided by and used in investing activities primarily consisted of the following:

•       Capital expenditures of $6.8 million, $8.6 million and $30.5 million in 2005, 2004 and 2003, respectively, which primarily represented investments in construction in progress and equipment for our manufacturing facility as well as investments in lab equipment and software.

•       Purchases, net of sales and maturities, of marketable securities of $21.2 million and $143.0 million in 2005 and 2003, respectively, and sales and maturities, net of purchases, of marketable securities of $59.2 million in 2004,

Cash Provided by (Used In) Financing Activities.   Net cash used in financing activities was $1.8 million in 2005. Net cash provided by financing activities was $210.1 million and $102.8 million in 2004 and 2003, respectively. Net cash provided by and used in financing activities consisted of the following:

•       $13.5 million and $86.0 million used in 2005 and 2004, respectively, to repurchase a portion of our 3.5% convertible subordinated notes due 2007.

•       $291.0 million received in 2004 for the issuance of the 1.75% convertible senior notes due 2011.

•       $10.0 million, $5.1 million, $3.1 million received in 2005, 2004 and 2003, respectively, for the issuance of common stock upon the exercise of stock options and under our employee stock purchase plans. We also received $1.7 million in 2005 for the issuance of common stock in connection with an extension of a technology licensing agreement by Genentech.

•       $99.7 million received in 2003 for the issuance of Series A-1 and A-2 redeemable convertible preferred stock to AstraZeneca.

Financing Uncertainties Related to Our Business Plan.   We plan to continue to make significant expenditures to staff and operate our own manufacturing facility and support our research and development activities, including preclinical product development and clinical trials. We may also look for opportunities to acquire new technology through in-licensing, collaborations or acquisitions. We may spend additional amounts to support new production services contracts.

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

In October 2003, we entered into an amendment of our joint development and commercialization agreement with Amgen for the co-development of panitumumab. We are obligated to pay 50% of the development and commercialization costs and we are entitled to receive 50% of any profits from sales of panitumumab. As of December 31, 2005, Amgen had advanced $60.0 million, the entire amount available under the agreement, which we have used to fund a portion of our share of development and commercialization costs for panitumumab.

The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties that may adversely affect our liquidity and capital resources to a significant extent. As of December 31, 2005, two of our proprietary product candidates, panitumumab and ABX-10241, were in various stages of clinical trials. The clinical trials of panitumumab and ABX-10241 are expected to require significant expenditures in the foreseeable future. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the phase of the trial, and the type, complexity, novelty and intended use of a product candidate. In order to proceed to subsequent clinical trial stages and to achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. The duration and the cost of clinical trials may vary significantly over the life of a project.

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

History of Net Losses.   We have incurred net losses since our organization as an independent company, including in the last five years net losses of $60.9 million in 2001, $208.9 million in 2002, $196.4 million in 2003, $187.5 million in 2004 and $207.0 million in 2005. As of December 31, 2005, our accumulated deficit was $959.2 million. Our losses to date have resulted principally from:

•       research and development costs relating to the development of our XenoMouse and XenoMax technologies and antibody therapeutic product candidates;

•       general and administrative costs relating to our operations;

•       manufacturing start-up costs relating to our new manufacturing facility including depreciation, costs of outside contractor and personnel costs for quality assurance and quality control activities;

•       impairment charges relating to our strategic investments in CuraGen, ImmunoGen, Inc. and MDS Proteomics Inc.; and

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

Net Operating Loss Carryforwards.   As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $849.0 million and $261.0 million, respectively. Our net operating loss carryforwards exclude losses incurred prior to our formation in July 1996. Further, we have capitalized the amounts associated with the 1997 patent cross-license and settlement agreement with GenPharm, which we have expensed for financial statement accounting purposes and we are amortizing those amounts over a period of approximately 15 years for tax purposes. The federal and state net operating loss and credit carryforwards will expire in the years 2006 through 2025, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Critical Accounting Estimates

Several estimates and judgments involved in the application of accounting principles impact the financial results that we report. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe our most critical accounting estimates include those associated with revenue recognition, accounting for marketable securities, goodwill and identified intangible assets, restructuring charges, income taxes and stock option valuation.

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

We enter into revenue arrangements with multiple deliverables in order to meet our customer’s needs. For example, the arrangements may include a combination of up-front fees, license payments, research and development services, milestone payments, future royalties, and manufacturing arrangements. Multiple element revenue agreements entered into on or after July 1, 2003 are evaluated under Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the delivered item has value to the customer on a stand-alone basis and whether objective and reliable evidence of the fair value of the undelivered item exists. Deliverables in an arrangement that do not meet the separation criteria in EITF 00-21 must be treated as one unit of accounting for purposes of revenue recognition. Generally, the revenue recognition guidance applicable to the final deliverable is followed for the combined unit of accounting. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we recognized revenue of approximately $312,000, $526,000 and $196,000 in 2005, 2004 and 2003, respectively, related to arrangements for which the period of time over which the research will be performed was not contractually defined. For these arrangements, we are amortizing up-front fees over the 15- to 20-month period of time defined in the research plan established by us and our customer. As of December 31, 2005, approximately $33,000 remained in deferred revenue related to these arrangements. In addition, we recognized revenue of approximately $656,000, $698,000 and $116,000 in 2005, 2004 and 2003, respectively, related to an arrangement for which the period of time of continuing obligation is dependent upon the timing of the commercialization of a product. The length of time necessary to complete preclinical and clinical testing, and to obtain marketing approval to commercialize a product, varies substantially according to the type, complexity, novelty and intended use of the product candidate, and many factors may delay commercialization. For this arrangement, if the date of the product commercialization were delayed by one year, the amount of revenue to be recognized in the next 12 months would be approximately $523,000, as opposed to $614,000 under our current estimate. As of December 31, 2005, approximately $3.5 million remained in deferred revenue related to this arrangement. To date, there has not been a change in an estimate or assumption in the past that had a material impact on revenue recognition.

Accounting for Marketable Securities

Unrealized holding gains and losses related to our marketable securities are reported as a component of stockholders’ equity. We recognize an impairment charge when the declines in the fair values of these securities below their cost basis are deemed to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee or issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2005, we determined that an unrealized loss of approximately $1.6 million in total was other-than-temporary. The actual loss ultimately realized may be different from this estimate as our marketable securities are subject to market price and interest rate volatilities until they are sold. In addition, our intent and ability to hold an investment may change over time depending on, among others, our working capital and strategic requirements, and such change could result in additional impairment charges in future periods.

Accounting for Goodwill and Identified Intangible Assets

As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, we no longer amortize goodwill but instead review goodwill for impairment on an annual basis, or more frequently if indications of impairment exist. Under our accounting policy, we have adopted the beginning of the fourth quarter as an annual goodwill impairment test date. Following this approach, we compare the carrying values available as of September 30 with the estimated fair value of the reporting unit to assess if there has been a potential impairment, and, if impairment is indicated, complete the measurement of impairment under the procedures established by SFAS No. 142. Because we have determined that we have one reporting unit under SFAS No. 142, our market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit. We also consider whether current business and general market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value. As of December 31, 2005, no impairment has occurred.

If we were to determine in a future period that an impairment of goodwill existed, the impairment measurement procedures could result in a charge for the impairment of goodwill. Furthermore, a change in our determination of reporting units could result in a charge for the impairment of goodwill in future periods. A change in the determination of reporting units could occur should we reorganize into reporting units such that each unit constitutes a business for which discrete financial information is available that is regularly reviewed by management to evaluate the performance of that unit. As of December 31, 2005, the carrying value of our goodwill was $34.8 million.

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

If we were to determine in a future period that an impairment of intangible assets has occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets. As of December 31, 2005, the carrying value of our identified intangible assets was $30.4 million, consisting primarily of our XenoMouse technology.

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

In accordance with SFAS No. 146, we recorded restructuring charges of $15.5 million in 2005, including $2.8 million of termination benefits, $6.8 million of lease obligations, $5.7 million for the impairment of leasehold improvements, equipment and other assets, and $215,000 of facilities and employee relocation expenses. The lease obligations represent the fair value of future lease commitment costs, net of projected sublease rental income, for the research facilities that we decided not to occupy as a result of the restructuring. The estimated future cash flows used in the fair value calculation are based on certain estimates and assumptions by management, including the projected sublease rental income, the amount of time the space will be unoccupied prior to sublease and the length of any subleases.

It is possible that our estimates and assumptions may change in the future, resulting in adjustments to the estimated sublease income, and the effect of any adjustments could be significant. If the sublease rental rates would differ from our assumptions by approximately 10% in either direction, the liability related to lease obligations as of December 31, 2005 would be increased and decreased by approximately $0.9 million and $1.0 million, respectively. If our estimated sublease timetable were delayed by six months, it would result in an additional liability of approximately $1.3 million, or more, if there were a further delay. We will continue to review our estimates and assumptions on a quarterly basis and modify these estimates as necessary to reflect any changes in circumstances.

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

Our estimate of compensation expense requires a number of complex and subjective assumptions including our stock price volatility and employee exercise patterns. The value of a stock option is derived from its potential for appreciation. The more volatile the underlying stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, companies are required to estimate the expected term of the option for input to an option-pricing model. When establishing an estimate of the expected term, we consider the vesting period for the award, our historical experience of employee stock option exercises, the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Changes to the subjective input assumptions could materially affect the estimated fair value of our stock-based payments.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, future minimum payments for certain contractual obligations for years subsequent to December 31, 2005 were as follows (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years(1)
Operating leases(2)	$117,128	$14,340	$30,268	$31,189	$41,331
Convertible notes due 2007 & interest	105,250	3,500	101,750	—	—
Convertible notes due 2011 & interest	331,529	5,250	10,500	10,500	305,279
Convertible note due 2013	50,000	—	—	—	50,000
Redeemable convertible preferred stock(3)	50,000	—	—	50,000	—
Amgen(4)	65,677	—	—	—	—
Purchase orders	691	691	—	—	—
Total	$720,275	$23,781	$142,518	$91,689	$396,610

(1)          Amounts represent total of minimum payments for the entire period.

(2)          Amounts include approximately $22.2 million of operating lease payments related to facilities impacted by the restructuring plan implemented in 2005. The discounted operating lease payments, net of estimated sublease rental income, related to these facilities were included as a liability on our consolidated balance sheet as of December 31, 2005.

(3)          On February 28, 2006, pursuant to the terms of the merger agreement with Amgen, we redeemed the $50 million of our redeemable convertible preferred stock.

(4)          The $65.7 million long-term obligation to Amgen consists of $60.0 million in advances under the credit facility and $5.7 million of accrued interest. The timing of future minimum payments is uncertain as this obligation may be repaid out of profits resulting from future product sales.

We have a commitment to share equally all development and commercialization costs for panitumumab pursuant to our development and commercialization agreement with Amgen. As amended in October 2003, that agreement provides that Amgen has decision-making authority for development and commercialization activities. As provided in the amended agreement, Amgen advanced $60.0 million that we used to fund a portion of our share of development and commercialization costs for panitumumab. As of December 31, 2005, we had a carrying balance of $65.7 million under this facility consisting of $60.0 million in advances, the maximum amount available, and $5.7 million of interest accrued at the contract rate of 12% per annum. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales and we are generally not obligated to repay any portion of the loan if panitumumab does not reach commercialization.

In March 2000 and February 2001, we obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for our obligations under two facility leases. These were increased in January 2002 to $2.5 million and $3.2 million, respectively, in connection with amendments to our facility leases. In December 2003, the $3.2 million stand-by letter of credit increased to

$3.5 million. The outstanding stand-by letters of credit are secured by an investment account, in which we maintain a balance of approximately $7.0 million.

Recent Accounting Pronouncements

We will adopt Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” on January 1, 2006. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method for all options issued after January 1, 2006. We will continue to use the Black-Scholes option pricing model to value stock-based payments under SFAS No. 123(R).

As permitted by SFAS No. 123, we currently account for our share-based payments to employees using APB Opinion No. 25’s intrinsic value method and do not recognize compensation costs for our employee stock options. Accordingly, we expect that the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would approximate the impact of SFAS No. 123 as shown in Note 1 of our consolidated financial statements under the heading of “Stock-Based Compensation.”

In accordance with SFAS No. 123(R), deferred compensation and related common stock on our balance sheet as of December 31, 2005 (which totals approximately $2.6 million as of December 31, 2005) will be reversed and future charges for deferred compensation from our restricted stock will be recorded to common stock directly as the related services are performed.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  FSP No. FAS 115-1 provides additional guidance on the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of the loss. Although FSP No. FAS 115-1 is effective for fiscal years beginning after December 15, 2005, we believe the FSP’s clarification to the guidance regarding when an other-than-temporary impairment should be recognized is consistent with other existing literature, such as Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and has been applied as of December 31, 2005. Accordingly, we recorded a non-cash impairment charge of approximately $1.6 million for the year ended December 31, 2005.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.   We are exposed to interest rate sensitivity on our investments in debt securities and our outstanding fixed rate debt. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of approximately one year. In addition, as of December 31, 2005, we had $100.0 million of outstanding 3.5% convertible subordinated notes due in 2007, and $300.0 million of outstanding 1.75% convertible senior notes due in 2011. The fair value of these convertible notes may fluctuate with changes in market interest rates, as well as changes in the market price of our common stock. A hypothetical 1.0% per annum decrease in interest rates would result in an adverse net change in the fair value of our interest rate sensitive assets and liabilities of approximately $16.4 million and $16.6 million at December 31, 2005 and 2004, respectively.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements

The Board of Directors and Stockholders of Abgenix, Inc.

We have audited the accompanying consolidated balance sheets of Abgenix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Abgenix, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abgenix, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Abgenix, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 3, 2006

ABGENIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$31,447	$148,929
Marketable securities	301,375	267,400
Interest receivable	3,037	2,370
Accounts receivable	4,831	5,729
Prepaid expenses and other current assets	12,837	11,088
Total current assets	353,527	435,516
Property and equipment, net	197,598	223,004
Long-term investments	—	23,300
Goodwill	34,780	34,780
Identified intangible assets, net	30,437	60,010
Deposits and other assets	33,936	36,108
	$650,278	$812,718
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,419	$6,635
Deferred revenue	2,600	5,783
Accrued liabilities	30,328	16,622
Accrued restructuring charges	1,426	—
Total current liabilities	40,773	29,040
Non-current portion of deferred revenue	4,909	5,909
Non-current portion of accrued restructuring charges	5,104	—
Deferred rent	7,346	7,519
Convertible notes	449,893	463,630
Other long-term liabilities	65,677	25,626
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A-1 50,000 shares issued and outstanding; redemption amount of $50,000	49,869	49,869
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 220,000,000 shares authorized; 91,261,624 and 89,146,380 shares issued and outstanding at December 31, 2005 and 2004, respectively	9	9
Additional paid-in capital	990,004	973,979
Deferred stock-based compensation	(2,590)	—
Accumulated other comprehensive income (loss)	(1,507)	9,391
Accumulated deficit	(959,209)	(752,254)
Total stockholders’ equity	26,707	231,125
	$650,278	$812,718

See accompanying notes

ABGENIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Contract revenue	$18,346	$15,752	$13,014
Contract manufacturing revenue	—	1,695	—
Total revenues	18,346	17,447	13,014
Operating expenses:
Cost of goods manufactured	—	2,227	—
Research and development	137,016	124,440	94,321
Manufacturing start-up costs	18,339	25,430	72,473
Amortization of identified intangible assets, related to research and development	4,573	6,465	7,190
General and administrative	22,287	27,271	30,209
Impairment of identified intangible assets	25,000	17,241	1,443
Restructuring and other	15,506	—	—
Total operating expenses	222,721	203,074	205,636
Loss from operations	(204,375)	(185,627)	(192,622)
Other income (expenses):
Interest and other income (expense), net	14,241	5,382	9,953
Interest expense	(15,205)	(7,233)	(5,784)
Impairment of investments	(1,616)	—	(7,892)
Total other expenses	(2,580)	(1,851)	(3,723)
Loss before income tax expense	(206,955)	(187,478)	(196,345)
Foreign income tax expense	—	—	84
Net loss	$(206,955)	$(187,478)	$(196,429)
Basic and diluted net loss per share	$(2.30)	$(2.11)	$(2.23)
Shares used in computing basic and diluted net loss per share	89,887	88,710	87,930

See accompanying notes

ABGENIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional	Deferred	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Stock-Based Compensation	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2002	87,655,342	$9	$965,821	$—	$4,156	$(368,347)	$601,639
Change in unrealized gains on available-for-sale securities	—	—	—	—	4,705	—	4,705
Net loss	—	—	—	—	—	(196,429)	(196,429)
Comprehensive loss							(191,724)
Issuance of common stock upon exercise of stock options	280,844	—	1,052	—	—	—	1,052
Issuance of common stock pursuant to employee stock purchase plans	326,271	—	2,049	—	—	—	2,049
Balance at December 31, 2003	88,262,457	9	968,922	—	8,861	(564,776)	413,016
Change in unrealized gains on available-for-sale securities	—	—	—	—	530	—	530
Net loss	—	—	—	—	—	(187,478)	(187,478)
Comprehensive loss							(186,948)
Issuance of common stock upon exercise of stock options	437,267	—	2,103	—	—	—	2,103
Issuance of common stock pursuant to employee stock purchase plans	446,656	—	2,954	—	—	—	2,954
Balance at December 31, 2004	89,146,380	9	973,979	—	9,391	(752,254)	231,125
Change in unrealized losses on available-for-sale securities	—	—	—	—	(10,898)	—	(10,898)
Net loss	—	—	—	—	—	(206,955)	(206,955)
Comprehensive loss							(217,853)
Issuance of common stock upon exercise of stock options	1,300,129	—	7,137	—	—	—	7,137
Issuance of common stock pursuant to employee stock purchase plans	475,834	—	2,819	—	—	—	2,819
Issuance of common stock in connection with a technology licensing agreement	163,031	—	1,667	—	—	—	1,667
Issuance of restricted common stock subject to repurchase	176,250	—	3,110	(3,110)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	520	—	—	520
Other stock-based compensation	—	—	1,292	—	—	—	1,292
Balance at December 31, 2005	91,261,624	$9	$990,004	$(2,590)	$(1,507)	$(959,209)	$26,707

See accompanying notes

ABGENIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(206,955)	$(187,478)	$(196,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring and other	6,047	—	—
Amortization of deferred stock-based compensation	520	—	—
Other stock-based compensation related to non-employees	677	—	—
Depreciation	25,954	30,540	28,492
Amortization of identified intangible assets	4,573	6,465	7,190
Impairment of identified intangible assets	25,000	17,241	1,443
Impairment of investments	1,616	—	7,892
Gain on sale of investments	(2,005)	—	—
Amortization of debt issuance costs	1,997	1,288	1,202
Loss on sale and disposal of equipment	17	1,065	29
(Gain) loss on early extinguishment of debt	(152)	1,016	—
Changes for certain assets and liabilities:
Interest receivable	(667)	726	(1,092)
Accounts receivable	898	(3,555)	466
Prepaid expenses and other current assets	(2,073)	1,458	3,992
Deposits and other assets	44	(564)	1,435
Accounts payable	(216)	(4,949)	(9,973)
Deferred revenue	(4,183)	773	7,503
Accrued liabilities	14,310	889	5,144
Accrued restructuring charges	6,530	—	—
Contract cancellation obligation	—	(22,749)	22,749
Deferred rent	386	1,366	1,736
Other long-term liabilities	40,051	25,626	—
Net cash used in operating activities	(87,631)	(130,842)	(118,221)
Investing activities
Purchases of marketable securities	(191,802)	(287,857)	(467,794)
Maturities of marketable securities	130,659	49,342	43,525
Sales of marketable securities	39,963	297,696	281,275
Purchases of property and equipment	(6,836)	(8,633)	(30,456)
Net cash provided by (used in) investing activities	(28,016)	50,548	(173,450)
Financing activities
Repurchase of convertible subordinated notes	(13,458)	(85,975)	—
Net proceeds from issuance of convertible senior notes	—	291,000	—
Net proceeds from issuance of common stock	11,623	5,057	3,101
Net proceeds from issuance of series A-1 redeemable convertible preferred stock	—	—	49,869
Net proceeds from issuance of series A-2 redeemable convertible preferred stock	—	—	49,868
Net cash provided by (used in) financing activities	(1,835)	210,082	102,838
Net increase (decrease) in cash and cash equivalents	(117,482)	129,788	(188,833)
Cash and cash equivalents at the beginning of the year	148,929	19,141	207,974
Cash and cash equivalents at the end of the year	$31,447	$148,929	$19,141
Supplemental disclosures of cash flow information
Cash paid during the year for interest, net of capitalized interest of $1,070, $1,687 and $2,470 in 2005, 2004 and 2003, respectively	$8,076	$6,164	$4,583

See accompanying notes

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Abgenix, Inc. (Abgenix or the Company) is a biopharmaceutical company that focuses on discovery, development and manufacturing of human therapeutic antibody products for the treatment of a variety of disease conditions. The Company has proprietary technologies that facilitate rapid generation of highly specific, fully human antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy.

The consolidated financial statements include the accounts of Abgenix and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currency have been remeasured using the U.S. dollar as the functional currency. The aggregate foreign exchange loss included in determining net loss was $0.2 million, $0.8 million and $1.7 million in 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

The Company will adopt Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” on January 1, 2006. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method for all options issued after January 1, 2006. The Company will continue to use the Black-Scholes option pricing model to value stock-based payments under SFAS No. 123(R).

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

In accordance with SFAS No. 123(R), deferred compensation and related common stock on the Company’s consolidated balance sheet as of December 31, 2005 (which totals approximately $2.6 million as of December 31, 2005) will be reversed and future charges for deferred compensation from the restricted stock will be recorded to common stock directly as the related services are performed.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP No. FAS 115-1 provides additional guidance on the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of the loss. Although FSP No. FAS 115-1 is effective for fiscal years beginning after December 15, 2005, the Company believes the FSP’s clarification to the guidance regarding when an

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other-than-temporary impairment should be recognized is consistent with other existing literature, such as Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and has been applied as of December 31, 2005. Accordingly, the Company recorded a non-cash impairment charge of approximately $1.6 million for the year ended December 31, 2005.

Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Marketable securities consist of highly liquid debt securities with a maturity of greater than three months when purchased and marketable equity securities. The Company’s marketable securities have been classified as “available-for-sale” and are carried at fair value based on quoted market prices. The Company considers its investments in marketable debt securities as available for use in current operations. Accordingly, the Company has classified these investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Unrealized losses on available-for-sale securities that are deemed to be other-than-temporary are included in earnings. The Company uses the specific identification method to determine the cost basis of its marketable securities sold.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. The Company has established investment policies to limit its credit risk exposure by investing in highly liquid, high credit quality investment grade debt securities and maintaining a diversified portfolio. The Company’s customers are primarily pharmaceutical and biotechnology companies, and the Company has not experienced any significant credit losses and does not generally require collateral on receivables.

Property and Equipment

The Company records property and equipment at cost and provides depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the remaining life of the facility lease, manufacturing equipment is depreciated over 15 years, and all other assets are generally depreciated over three to five years.

Goodwill and Intangible Assets

As a result of its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, the Company no longer amortizes goodwill but instead reviews goodwill for impairment on an annual basis, or more frequently if indications of impairment exist. Under the Company’s accounting policy, the Company has adopted the beginning of the fourth quarter as its annual goodwill impairment test date. Following this approach, the Company compares the carrying values as of September 30 with the estimated fair value of the reporting unit to assess if there has been a potential impairment, and, if impairment is indicated, complete the measurement of impairment under the procedures established by SFAS No. 142. Because the Company has determined that it has one reporting unit under SFAS No. 142, its market capitalization is considered to be a reasonable proxy for the fair value of the reporting unit. The Company also considers

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whether current business and general market conditions suggest that the fair value of the reporting unit has likely declined below its carrying value.

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

As of December 31, 2005, the Company has determined that no changes in circumstances have occurred that would indicate that an additional impairment of an intangible asset had occurred. If the Company were to determine in a future period that an impairment of intangible assets had occurred, the impairment measurement procedures could result in a charge for the impairment of long-lived assets. As of December 31, 2005, the carrying value of the Company’s intangible assets was $30.4 million.

Long-Lived Assets

The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated discounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Long-lived assets include property and equipment, and identified intangible assets.

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

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel; costs associated with preclinical testing and clinical trials of the Company’s product candidates, including the costs of manufacturing the product candidates; expenses, net of reimbursements, for research services rendered under joint development agreements; and facilities expenses. Generally, a joint development agreement provides that the Company and the collaborator share the costs of developing and commercializing a product candidate. In a period where the Company incurs more than 50% of the total costs incurred by both parties under the agreement, the Company records the excess amount, which is to be reimbursed by the collaborator, as a reduction of expenses. In a period where the collaborator incurs more costs than the Company, the Company records the difference as an expense and a corresponding payable to the collaborator. All research and development costs are charged to expense when incurred.

Manufacturing Start-up Costs

Manufacturing start-up costs include certain costs associated with the Company’s manufacturing facility, including depreciation, outside contractor costs and personnel costs for activities such as quality assurance and quality control. In 2003, the manufacturing start-up costs included a cancellation fee of $28.0 million for the negotiated cancellation of an agreement with an outside contractor, Lonza Biologics plc (Lonza). Effective June 30, 2003, the Company canceled the November 2000 agreement with Lonza for the exclusive use of a cell culture production suite because the Company determined that with the opening of its manufacturing facility, the Company no longer needed access to the Lonza facility. In connection with this cancellation arrangement, Lonza was obligated to repay the Company a portion of the

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cancellation fee if, prior to December 31, 2005, it completed manufacturing of products for other customers in the production suite that was previously reserved for the Company. In 2005, the manufacturing start-up costs included a credit of $2.4 million for the repayment of a portion of the cancellation fee from Lonza under this arrangement.

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

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net loss	$(206,955)	$(187,478)	$(196,429)
Stock-based employee compensation costs included in the determination of net loss	615	—	—
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(16,041)	(41,980)	(61,022)
Pro forma net loss as if the fair value based method had been applied to all awards	$(222,381)	$(229,458)	$(257,451)
Basic and diluted net loss per share	$(2.30)	$(2.11)	$(2.23)
Pro forma basic and diluted loss per share as if the fair value based method had been applied to all awards	$(2.47)	$(2.59)	$(2.93)

The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.13%	3.40%	2.81%
Dividend yield	0.00%	0.00%	0.00%
Volatility factors of the expected market price of the Company’s common stock	0.55	0.90	1.00
Weighted-average expected life of option (years)	5.07	5.63	5.51

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These same assumptions above were also applied in the determination of the option values related to stock options granted to non-employees, except that the term of the consulting contracts (ranging from six months to five years) was used for the expected life of the option. For the year ended December 31, 2005, the Company recorded an expense of $677,000 related to non-employee stock options, of which $582,000 was included in manufacturing start-up costs and $95,000 in general and administrative expenses. The Company did not incur such expense in 2004 and 2003. In order to determine the value of the purchases made under the Company’s employee stock purchase plans, similar assumptions to the above were applied after taking into consideration the 24-month offering periods and the six-month purchase periods associated with the Company’s employee stock purchase plans in the U.S. and Canada.

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

For the year ended December 31, 2005, the Company also recorded a stock-based compensation expense of $615,000 related to employees that were affected by the restructuring plan described in Note 14 below, and this stock-based compensation expense was included in restructuring and other expenses. In addition, the Company granted rights to purchase 227,750 shares of the Company’s restricted stock in 2005 and recorded deferred stock-based compensation of $3.1 million in total, of which $520,000 was amortized to expenses in 2005 as follows: $201,000 in research and development expenses, $218,000 in manufacturing start-up costs and $101,000 in general and administrative expenses. As of December 31, 2005, the unamortized balance of deferred stock-based compensation was $2.6 million, which was included in the Company’s consolidated statements of stockholders’ equity.

Restructuring Charges

The Company records costs and liabilities associated with exit and disposal activities, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” at fair value in the period the liability is incurred. SFAS No. 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. In periods subsequent to initial measurement, changes to a liability are measured using the same credit-adjusted risk-free rate that was applied in the initial period. The Company has recorded costs and liabilities in accordance with SFAS No.146 for exit activities related to a restructuring plan described in Note 14 below. The Company will continue to evaluate and adjust the liability on a quarterly basis as appropriate for changes in sublease assumptions due to changes in market conditions.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of shares outstanding during the period, adjusted for shares that are subject to repurchase as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Weighted average shares outstanding	89,920	88,710	87,930
Less: weighted average shares subject to repurchase	(33)	—	—
Weighted average shares used in computing basic net loss per share	89,887	88,710	87,930

The impact of common stock options, restricted stock purchase rights, common stock subject to repurchase, warrants and shares issuable upon the conversion of the convertible subordinated notes due 2007, the convertible senior notes due 2011, the convertible subordinated note due 2013 and the redeemable convertible preferred stock was excluded from the computation of diluted net loss per share, as the effect is antidilutive for the periods presented.

The following table sets forth potential shares of common stock that are not included in the computation of diluted net loss per share because to do so would be antidilutive for the year ended December 31, 2005 (in thousands):

Outstanding options to purchase common stock	12,188
Restricted stock purchase rights	52
Common stock subject to repurchase	176
Warrants	3
Convertible subordinated notes due 2007	3,626
Convertible senior notes due 2011	23,401
Convertible subordinated note due 2013	2,398
Redeemable convertible preferred stock	2,398
44,242

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior-year balances have been reclassified to conform to the current-year presentation. Effective 2005, the Company includes in research and development expenses reimbursements it receives from collaborators under joint development agreements. Prior to 2005, reimbursements from collaborators were reported as contract revenues. Accordingly, reimbursements of $318,000 and $3.8 million that were previously reported as contract revenues in 2004 and 2003, respectively, have been reclassified and included in research and development expenses as an offset to such expenses in the accompanying consolidated statements of operations. In addition, a certain portion of deferred revenue as of December 31, 2004 has been reclassified as long-term in the accompanying consolidated balance sheets. These reclassifications do not have any impact to the Company’s financial position or results of operations.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   PROPOSED MERGER WITH AMGEN INC.

On December 14, 2005, the Company announced that it has entered into an agreement and plan of merger with Amgen and Athletics Merger Sub, Inc., a wholly-owned subsidiary of Amgen. The merger is subject to the satisfaction of certain customary conditions including, among others, approval of the merger by the Company’s stockholders. A special meeting of the Company’s stockholders to vote upon the adoption of the merger agreement is scheduled to be held on March 29, 2006.

The merger agreement provides for, among other things, the merger of Athletics Merger Sub with and into the Company, pursuant to which each outstanding share of common stock of the Company will be converted into the right to receive $22.50 in cash, without interest, less any applicable withholding tax. In addition, the merger agreement provides that each outstanding option to purchase shares of Company common stock with an exercise price in excess of $30.00 and each outstanding stock purchase right issued by the Company will become fully vested and exercisable upon notice by the Company prior to the merger and will terminate if not exercised prior to the merger. Each outstanding option to purchase shares of Company common stock with an exercise price less than or equal to $30.00 will be converted into an equivalent option to acquire shares of the common stock of Amgen. Each other right to acquire or receive shares of Company common stock or benefits measured by the value of shares of Company common stock and each award consisting of shares that may be held, awarded, outstanding, payable or reserved for issuance under the Company’s equity plans and any other Company benefits plans will be deemed to be converted into the right to acquire or receive equivalent rights to receive stock or stock units under Amgen’s equity plans.

The merger agreement may be terminated: (i) by mutual consent of the parties, (ii) by Amgen or the Company if the merger has not been completed by September 30, 2006, (iii) by Amgen or the Company if the merger is enjoined, (iv) by Amgen or the Company if the Company’s stockholders fail to approve the merger, (v) by Amgen if the Company withdraws its recommendation of the merger, approves or recommends an alternate proposal, fails to recommend that the stockholders not tender their shares within 10 business days from commencement of a tender offer, materially breaches its non-solicitation obligations under the merger agreement or fails to hold its stockholder meeting or stockholder vote in respect of the merger, or (vi) by the Company to accept a superior proposal; provided that prior to the Company’s termination of the merger agreement to accept a superior proposal, the Company gives Amgen prior notice and agrees to revise the merger agreement. Under certain circumstances, the Company would be required to pay a $75.0 million termination fee to Amgen in the event of termination of the merger agreement.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net Book Value
As of December 31, 2005:
Acquisition-related developed technology	$48,590	$(18,749)	$29,841
Other intangible assets	824	(228)	596
	$49,414	$(18,977)	$30,437
As of December 31, 2004:
Acquisition-related developed technology	$85,142	$(26,264)	$58,878
Other intangible assets	1,442	(310)	1,132
	$86,584	$(26,574)	$60,010

The Company recorded an impairment charge related to identified intangible assets of $25.0 million, $17.2 million and $1.4 million in 2005, 2004 and 2003, respectively. See Note 12 for further discussion of these impairment charges. All of the Company’s acquired identified intangible assets other than goodwill are subject to amortization and have original estimated useful lives of 15 years for acquisition-related development technology and 16 years for other intangible assets. Amortization of acquisition-related intangibles was $4.5 million, $6.4 million and $7.1 million for 2005, 2004 and 2003, respectively. Amortization of other intangible assets was $70,000, $90,000 and $113,000 for 2005, 2004 and 2003, respectively.

Expected amortization expense related to identified intangible assets for each of the fiscal years after December 31, 2005 is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Acquisition-related	$3,332	$3,332	$3,332	$3,332	$3,332	$13,181	$29,841
Other	51	51	51	51	51	341	596
	$3,383	$3,383	$3,383	$3,383	$3,383	$13,522	$30,437

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS

Marketable Securities

The following table is a summary of the Company’s marketable securities (in thousands):

	December 31, 2005			December 31, 2004
	Amortized Cost	Unrealized Gain/(Loss)*	Estimated Fair Value	Amortized Cost	Unrealized Gain/(Loss)*	Estimated Fair Value
Corporate obligations	$138,437	$(756)	$137,681	$103,885	$(350)	$103,535
Asset-backed securities	73,883	(194)	73,689	35,314	(87)	35,227
U.S. government and agencies obligations	94,616	(557)	94,059	136,155	(749)	135,406
Repurchase agreements	14,148	—	14,148	137,007	—	137,007
Money market funds	8,132	—	8,132	4,416	—	4,416
Marketable equity securities	2,872	—	2,872	12,723	10,577	23,300
Total	$332,088	$(1,507)	$330,581	$429,500	$9,391	$438,891
Classified as:
Cash equivalents			$22,253			$141,390
Marketable securities			301,375			267,400
Deposits and other assets			6,953			6,801
Long-term investments			—			23,300
			$330,581			$438,891

*                    Amounts included gross unrealized gains of $11,000 and $47,000 as of December 31, 2005 and 2004, respectively, related to marketable debt securities.

The Company’s available-for-sale debt securities have the following maturities (in thousands):

	December 31,
	2005	2004
Due in one year or less	$228,466	$286,258
Due after one year but less than five years	99,243	129,333
	$327,709	$415,591

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment had not been recognized and the related gross unrealized losses and estimated fair value, segregated by the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate obligations	$66,185	$(513)	$56,210	$(244)	$122,395	$(757)
Asset-backed securities	44,162	(190)	3,497	(14)	47,659	(204)
U.S. government and agencies obligations	48,783	(345)	31,177	(212)	79,960	(557)
	$159,130	$(1,048)	$90,884	$(470)	$250,014	$(1,518)

As of December 31, 2004:

	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate obligations	$79,617	$(357)	$—	$—	$79,617	$(357)
Asset-backed securities	29,731	(122)	—	—	29,731	(122)
U.S. government and agencies obligations	125,056	(754)	—	—	125,056	(754)
	$234,404	$(1,233)	$—	$—	$234,404	$(1,233)

Unrealized losses were primarily due to changes in interest rates and were reported as accumulated other comprehensive income (loss), which is a separate component of the stockholders’ equity. The Company periodically reviews its investments to identify and evaluate investments that may have indications of possible impairment. The Company considers various factors in determining whether an unrealized loss is temporary, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the investee or the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on the Company’s evaluation, the Company recorded an impairment charge of $1.6 million in 2005 and $7.9 million in 2003. See Note 13 for further discussions. The Company has determined that unrealized losses as of December 31, 2005 were temporary in nature and that the Company has the intent and ability to hold temporarily impaired investments to maturity or call date.

For the year ended December 31, 2005, the Company recorded a $2.0 million net realized gain on sale of marketable equity securities. Gross proceeds from the sale of these marketable equity securities were $10.4 million. There has been no material gross realized gain or loss from the sale of marketable debt securities.

Other Investments

In August 2001, the Company entered into a $16.8 million loan agreement. The first disbursement of $14.0 million was made in October 2001 and the final disbursement of $2.8 million was made in July 2002. The amount is included in deposits and other assets on the Company’s consolidated balance sheets. The loan bears interest at a rate of 8.5% per year and is payable monthly. The loan matures in August 2011 and the entire principal balance and accrued interest are due on the maturity date.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   RELATED PARTY TRANSACTIONS

The Company had notes receivable from certain employees totaling $350,000 at December 31, 2005 and from certain officers and employees totaling $550,000 at December 31, 2004. These notes were included in deposits and other assets on the Company’s consolidated balance sheets. The notes were issued in connection with employee relocation agreements. For notes outstanding at December 31, 2005, interest begins to accrue in November 2006 through June 2008 at rates ranging from 2.34% to 4.49%. These notes are secured by personal assets and have due dates ranging from June 2012 through June 2013, or 30 days from the date of termination of employment, if earlier.

6.   BALANCE SHEET COMPONENTS

	December 31,
	2005	2004
	(in thousands)
Property and equipment, net:
Furniture, machinery and equipment	$91,629	$91,239
Leasehold improvements	175,506	156,090
	267,135	247,329
Less accumulated depreciation	(85,161)	(80,645)
Construction-in-progress	15,624	56,320
	$197,598	$223,004
Accrued liabilities:
Accrued product development costs	$17,127	$—
Accrued employee benefits	6,804	5,838
Accrued clinical costs	1,299	3,944
Accrued interest payable	1,269	1,341
Other accrued liabilities	3,829	5,499
	$30,328	$16,622

7.   CONVERTIBLE NOTES

Convertible notes consisted of the following (in thousands):

	December 31,
	2005	2004
1.75% convertible senior notes due 2011	$300,000	$300,000
3.5% convertible subordinated notes due 2007	100,000	113,750
Convertible subordinated note due 2013	49,893	49,880
	$449,893	$463,630

1.75% Convertible Senior Notes due 2011

On December 21, 2004, the Company issued $300.0 million principal amount of convertible senior notes in a private placement. The notes are senior in right to any existing indebtedness which is subordinated by its terms, including the Company’s 3.5% convertible subordinated notes due 2007 and convertible subordinated note due 2013. The notes are convertible into shares of the Company’s common stock at an initial conversion rate of 78.0153 shares per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $12.82 per share). The notes accrue interest at an annual

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate of 1.75% payable on June 15 and December 15 of each year. The notes will mature on December 15, 2011 and are redeemable at the Company’s option on or after December 20, 2009 at the specified redemption prices. In addition, the holders of the notes may require the Company to repurchase the notes, subject to certain conditions, if the Company undergoes certain changes in control. In addition, upon certain changes in control and subject to certain conditions, additional shares of common stock may become issuable to holders upon conversion of the notes. Holders of the notes may also require the Company to repurchase their notes for their principal amount plus accrued and unpaid interest upon the occurrence of an event of default. The Company received proceeds of $291.0 million from the issuance of the notes, net of initial purchasers’ discount and commissions. As of December 31, 2005 and 2004, the fair value of the notes was approximately $525.0 million and $327.5 million, respectively. The fair value was based on the quoted market price of the last trade of the notes prior to or as of December 31, 2005 and 2004.

3.5% Convertible Subordinated Notes due 2007

In March 2002, the Company issued $200.0 million principal amount of convertible subordinated notes in a private placement. The notes are convertible into shares of Abgenix common stock at a conversion price of $27.58 per share subject to certain adjustments. The notes accrue interest at an annual rate of 3.5% and the Company is obligated to pay interest by March 15 and September 15 of each year. The Company repurchased a portion of the notes totaling $13.8 million and $86.2 million in September 2005 and December 2004, respectively. In connection with these repurchases, the Company recorded a gain on early extinguishment of debt of $152,000 in 2005 and a loss on early extinguishment of debt of $1.0 million in 2004, which were included in the interest and other income (expense), net, in the Company’s consolidated statements of operations. The notes will mature on March 15, 2007, and are redeemable at the Company’s option on or after March 20, 2005, or earlier if the price of the Company’s common stock exceeds specified levels. In addition, the holders of the notes may require the Company to repurchase the notes if the Company undergoes a change in control. Holders of the notes may also require the Company to repurchase their notes for their principal amount plus accrued and unpaid interest upon the occurrence of an event of default. As of December 31, 2005 and 2004, the fair value of the notes was approximately $98.1 million and $113.2 million, respectively. The fair value was based on the quoted market price of the last trade of the notes prior to or as of December 31, 2005 and 2004.

Convertible Subordinated Note due 2013

On February 19, 2004, the Company issued to AstraZeneca a convertible subordinated note with a principal amount of $50.0 million in connection with the redemption by AstraZeneca of the Series A-2 preferred stock. The note matures on October 19, 2013, and no interest is payable on the note, except that, in the event of a payment default by the Company, the note will bear interest at a rate equal to the 10-year U.S. treasury rate plus 3%, compounded annually. The note is senior to the redeemable convertible preferred stock and the common stock and is junior to all senior indebtedness, including the 1.75% convertible senior notes due 2011 and the 3.5% convertible subordinated notes due 2007. The fair value of the note cannot be reasonably estimated as the note is not publicly traded and due to the unique nature of the terms of the note.

The note has the following terms similar to that of the redeemable convertible preferred stock issued to AstraZeneca in October 2003: conversion rights, redemption rights and aggregate ownership limitation. The note contains the events of default that pertain to the redeemable convertible preferred stock and an

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional event of default in the case of a cross-acceleration of $25 million or more of other indebtedness of the Company. In addition, under the terms of the merger agreement, Amgen can require the Company to repay the note, provided that Amgen shall bear the cost of such repayment. See Note 9 for detail description of redeemable convertible preferred stock issued to AstraZeneca.

8.   OTHER LONG-TERM LIABILITIES

In 2000, the Company entered into a joint development and commercialization agreement with Immunex Corporation, a wholly-owned subsidiary of Amgen Inc., for the co-development of ABX-EGF, now known as panitumumab, a fully human antibody created by the Company and directed against epidermal growth factor receptor (EGFr). The parties amended this agreement in October 2003. Under the amended agreement, Amgen has decision-making authority for development and commercialization activities. As under the original agreement, the Company is obligated to pay 50% of the development and commercialization costs and is entitled to receive 50% of any profits from sales of panitumumab. As provided under the amended agreement, Amgen advanced $60.0 million that the Company used to fund a portion of its share of development and commercialization costs for panitumumab. As of December 31, 2005, the Company had a carrying balance of $65.7 million under this facility consisting of $60.0 million in advances, the maximum amount available, and $5.7 million of accrued interest. As of December 31, 2004, the Company had a carrying balance of $25.6 million under this facility consisting of $25.1 million in advances and $517,000 of accrued interest. Interest is accrued at the contract rate of 12% per annum, compounded annually. The amount of any such advances, plus interest, may be repaid out of profits resulting from future product sales; however, the Company is generally not obligated to repay any portion of the outstanding balance if panitumumab does not reach commercialization.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

In October 2003, in connection with a collaboration agreement, the Company entered into a securities purchase agreement with AstraZeneca. Pursuant to the agreement, the Company issued to AstraZeneca $50.0 million of Series A-1 and $50.0 million of Series A-2 convertible preferred stock which mature seven and 10-years, respectively, from the date of issuance. Net proceeds from these issuances were $99.7 million. Pursuant to its terms, the Series A-2 preferred stock was redeemed at the option of AstraZeneca on February 19, 2004 and the Company issued AstraZeneca a convertible subordinated note with a principal amount of $50.0 million, which matures 10 years from the initial issuance of the Series A-2 convertible preferred stock. Pursuant to the merger agreement with Amgen, the Company redeemed the issued and outstanding shares of Series A-1 redeemable convertible preferred stock, all held by AstraZeneca, for $50.0 million on February 28, 2006.

Subject to various terms and conditions, if a certain milestone event is reached, the Company will have the option to issue to AstraZeneca up to $30.0 million of Series A-3 preferred stock and if a further milestone event is reached, the Company will have the option to issue to AstraZeneca up to $30.0 million of Series A-4 preferred stock. Each of the Series A-3 preferred stock and the Series A-4 preferred stock will have a maturity date that is five years from issuance. Due to the mandatory redemption feature, the Company does not record the redeemable convertible preferred stock in stockholders’ equity on its consolidated balance sheet. The carrying value of the redeemable convertible preferred stock approximates its fair value.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company can, upon at least 15 days’ notice to the holder, redeem the preferred stock for cash in an amount equal to its liquidation preference, at any time prior to maturity.

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

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The preferred stock is subordinate and junior to all indebtedness and senior to the Company’s common stock.

Aggregate ownership limitation

At no time may any holder of Series A-1 preferred stock beneficially own, following the conversion of the preferred stock more than 19.9% of the Company’s common stock then outstanding. If any shares of common stock are issuable to a holder upon conversion of the preferred stock that would result in any holder (together with its affiliates) owning common stock in excess of the ownership threshold described above, then the Company will be required to redeem the shares in excess of the ownership threshold for a price equal to (1) the number of such excess shares times (2) the average market price of the common stock for the 30 consecutive days ending on the 15th trading day prior to the conversion date (such price, the “Excess Shares Redemption Price”). Upon such redemption of the Series A-1 preferred stock, the Company will have the right, upon delivery of notice to the holder, to receive a loan from the holder in the form of an interest-free subordinated promissory note. The face amount of the promissory note shall be the Excess Shares Redemption Price.

10.   COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company has several operating leases for its office, research and development and manufacturing facilities in California and British Columbia, Canada. The leases expire in the year 2010 through 2015 and each includes an option to extend, other than the leases for our facilities in Canada. Future minimum payments under noncancelable operating leases at December 31, 2005 are as follows (in thousands):

Year Ended December 31,
2006	$14,340
2007	14,878
2008	15,390
2009	15,893
2010	15,296
Thereafter	41,331
Total lease payments	117,128
Less aggregate future minimum rentals to be received under sublease	(1,613)
$115,515

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2005, approximately $22.2 million of future minimum lease payments were related to facilities impacted by the restructuring plan implemented in 2005. Rent expense was $13.0 million, $14.1 million and $14.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Commitments

As of December 31, 2005, the Company had purchase commitments of approximately $691,000, the majority of which are for the purchase of equipment and leasehold improvements for its manufacturing facility.

Letters of Credit

In March 2000 and February 2001, the Company obtained stand-by letters of credit for $2.0 million and $3.0 million, respectively, from a commercial bank as security for its obligations under two facility leases. These were increased in January 2002 to $2.5 million and $3.2 million, respectively, in connection with amendments to the Company’s facility leases. In December 2003, the $3.2 million stand-by letter of credit increased to $3.5 million. The outstanding stand-by letters of credit are secured by an investment account, in which the Company maintains a balance of approximately $7.0 million.

License and Collaboration Agreements

In October 2003, the Company entered into a collaboration and license agreement with AstraZeneca to provide for the joint discovery and development of therapeutic antibodies against up to 36 oncology targets to be commercialized exclusively worldwide by AstraZeneca. The agreement provides that the Company will conduct early stage preclinical research on behalf of AstraZeneca with respect to these targets. Under the agreement, the Company also may conduct clinical, process development and manufacturing activities for which AstraZeneca is to compensate the Company at competitive market rates. The collaboration agreement also includes a co-development component under which Abgenix will be able to generate additional antibody product candidates against up to 18 targets that AstraZeneca will have the option to co-develop with Abgenix. The companies will share development costs and responsibilities for any co-development candidates selected by AstraZeneca. During the three-year period of selection of targets for development, the Company will work exclusively with AstraZeneca to generate and develop antibodies for therapeutic use in oncology subject to various exceptions, including among others for generation and development of antigens in accordance with existing collaborations, for antigens that the Company and AstraZeneca decide not to pursue in the collaboration, and for certain process development and manufacturing services.

Contingencies

On December 15, 2005, a putative class action lawsuit entitled Carter v. Abgenix, Inc., et al., Case No. RG05246834 (Dec. 15, 2005), was filed against the Company, its directors and Amgen in the Superior Court of the State of California, Alameda County. The complaint, which purported to be brought on behalf of all of the Company’s stockholders (excluding the defendants and their affiliates), alleged that the $22.50 per share in cash to be paid to stockholders in connection with the proposed merger with Amgen is inadequate and that the Company’s directors violated their fiduciary obligations to stockholders in negotiating and approving the merger agreement. The complaint also purported to assert claims against the Company and Amgen in connection with these matters.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 17, 2006, the Company and its directors filed a demurrer to the complaint seeking to dismiss all claims asserted against them. On January 18, 2006, Amgen filed a demurrer to the complaint seeking to dismiss all claims asserted against it. On February 13, 2006, plaintiff filed an amended complaint, which, in addition to the allegations set forth above, alleges that Abgenix’s proxy statement, filed on February 9, 2006, failed to disclose certain purportedly material information relating to the process leading to the approval of the proposed merger with Amgen. The amended complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the completion of the merger. On March 6, 2006, the defendants filed demurrers to the amended complaint seeking to dismiss all claims asserted therein. Those motions are currently pending. While the outcome of this matter cannot be determined at this time, the Company believes that this lawsuit is without merit and intends to vigorously defend the action.

11.   COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax of zero, were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(206,955)	$(187,478)	$(196,429)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(10,509)	530	4,705
Reclassification adjustment for gains and losses included in net loss	(389)	—	—
Change in unrealized gains (losses)	(10,898)	530	4,705
Comprehensive loss	$(217,853)	$(186,948)	$(191,724)

12.   IMPAIRMENT OF IDENTIFIED INTANGIBLE ASSETS

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

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13.   IMPAIRMENT OF INVESTMENTS

In the fourth quarter of 2005, the Company sold the majority of its strategic investments in the common stock of two publicly traded biotechnology companies. As of December 31, 2005, the remaining investments had a market value of $2.9 million and an unrealized loss of $1.5 million. The Company determined that the unrealized loss was other-than-temporary because the Company expects to sell these securities in the near term. Accordingly, the Company recorded an impairment charge of $1.5 million related to these investments as of December 31, 2005.

As of December 31, 2005, the Company determined that approximately $152,000 of unrealized loss related to its marketable debt securities was other-than-temporary, as a portion of these securities is expected to be liquidated prior to their maturities in 2006 due to the Company’s forecasted cash flow requirements and such unrealized loss may not be fully recovered. Accordingly, the Company recorded an impairment charge of $152,000 related to these securities as of December 31, 2005.

The Company had also invested in the equity securities of a privately held company in connection with its collaboration with that company. As of December 31, 2003, the Company determined that an impairment had occurred and estimated that the value of the investment had declined to zero. Accordingly, the Company recorded an impairment charge of $7.9 million in the fourth quarter of 2003. The impairment charge was based on the difference between the estimated fair value as determined by management and the adjusted cost basis of the investment.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   RESTRUCTURING AND OTHER

In June 2005, the Company implemented a restructuring plan in which the Company decided to consolidate its research and certain pre-clinical activities into the Company’s facility located in Burnaby, British Columbia, and to reduce its workforce by approximately 15%. As a result of the reduction in workforce and an evaluation of its future needs, the Company determined that it would not occupy and would sublease, to the extent possible, certain of its research facilities. The restructuring plan was designed to focus resources on the Company’s development pipeline and particularly the potential commercial opportunity of its lead product candidate, panitumumab. As of December 31, 2005, the Company had paid the substantial majority of the severance pay and retention bonuses, and the Company was actively seeking sublease tenants for the unoccupied research facilities.

In connection with the restructuring plan, the Company recorded restructuring charges of $15.5 million in 2005, including $2.8 million of termination benefits, $6.8 million of lease obligations, $5.7 million for the impairment of leasehold improvements, equipment and other assets, and $215,000 of facilities and employee relocation expenses. Termination benefits primarily consisted of severance pay, retention bonuses and non-cash, stock-based compensation expense.

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

The Company’s decision to consolidate its research facilities was deemed to be an impairment indicator for its equipment and leasehold improvements under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of performing an impairment evaluation, the Company recorded an impairment charge in 2005 to adjust the carrying value of the related long-lived assets to their estimated fair values. The majority of the impairment charge was related to leasehold improvements, and the fair value of these leasehold improvements was estimated based upon anticipated future cash flows associated with the related facilities, discounted at an interest rate commensurate with the risks involved. A portion of the impairment charge was also related to certain lab and computer equipment and furniture and fixtures that currently do not have any anticipated future use due to the restructuring plan.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of restructuring activities in 2005 and the liability balance as of December 31, 2005 (in thousands):

	Charges to Operations	Non-Cash Charges	Cash Payments	Balance at December 31, 2005
Termination benefits, including stock-based compensation	$2,779	$(615)	$(1,971)	$193
Lease obligations, net	6,792	288	(777)	6,303
Impairment of property and equipment	5,720	(5,720)	—	—
Facilities and employee relocation expenses	215	—	(181)	34
	$15,506	$(6,047)	$(2,929)	$6,530
Classified as:
Short-term liability				$1,426
Long-term liability				5,104
				$6,530

15.   INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest income	$12,101	$6,376	$9,498
Gain on sale of investments	2,005	—	—
Gain (loss) on early extinguishment of debt	152	(1,016)	—
Other income (expense)	(17)	22	455
	$14,241	$5,382	$9,953

16.   INCOME TAXES

No federal or state income tax expense or benefit was recorded for the years ended December 31, 2005, 2004 and 2003, as the Company incurred net operating losses during these periods and potential tax benefits associated with net operating loss carryforwards and other deferred tax assets were completely offset by a full valuation allowance. The Company recorded a foreign income tax expense of $84,000 in 2003 but did not incur any foreign income tax expense in 2005 and 2004.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$304,300	$239,500
Research credit carryforwards	34,600	28,000
Capitalized research and development	26,200	21,300
Capital loss carryforwards	17,600	—
Investment reserve	15,500	32,900
Other	26,000	19,300
Total deferred tax assets	424,200	341,000
Valuation allowance	(412,300)	(313,200)
Net deferred tax assets	11,900	27,800
Deferred tax liabilities:
Purchased intangibles	(11,900)	(23,600)
Other	—	(4,200)
Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $99.1 million and $75.7 million during the years ended December 31, 2005 and 2004, respectively. Approximately $47.4 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions, the benefit of which will be credited to equity when realized. As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $849.0 million and $261.0 million, respectively.  The federal net operating loss carryforwards expire in the years 2011 through 2025, and the state net operating loss carryforwards expire in the years 2006 through 2015. Approximately $14.0 million of the state net operating loss carryforwards will expire in 2006, if not utilized. As of December 31, 2005, the company had federal and state research and development tax credit carryforwards of approximately $20.0 million and $22.0 million, respectively. The federal credits expire in the years 2006 through 2025, and the state credits do not expire. As of December 31, 2005, the Company also had federal and state capital loss carryforwards that are available to offset future capital gains of approximately $45.0 million and $38.0 million, respectively. These capital loss carryforwards expire in 2010. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of these carryforwards before utilization.

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

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   SEGMENT INFORMATION

The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Information about customers who provided 10% or more of total revenues for the period is as follows:

Year Ended	Number of Customers and Percentage of Total Revenues for each of the Customers
December 31, 2005	3 customers, 38%, 29% and 12%, respectively
December 31, 2004	4 customers, 26%, 24%, 21% and 10%, respectively
December 31, 2003	4 customers, 27%, 24%, 15% and 14%, respectively

18.   STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 220,000,000 shares of common stock. At December 31, 2005, common stock reserved for future issuance was as follows (in thousands):

Stock option plans	16,329
Warrants	3
Employee stock purchase plans	1,204
Convertible subordinated notes due 2007	3,626
Convertible senior notes due 2011	23,401
Convertible subordinated note due 2013	1,667
Redeemable convertible preferred stock	1,666
47,896

Stockholder Rights Plan

On June 2, 1999, the Company’s Board of Directors declared a dividend of one right, or Right, to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock, or Series A Preferred, for each of the Company’s outstanding shares of common stock, the Common Shares. On June 14, 1999, the Company entered into a Preferred Shares Rights Agreement, or Rights Agreement, with ChaseMellon Shareholder Services, L.L.C., the predecessor to Mellon Investor Services LLC, as Rights Agent, which was amended and restated on November 19, 1999, and on May 9, 2002 and amended on October 29, 2003 and December 14, 2005. The dividend was payable to stockholders of record as of the close of business on the record date, June 14, 1999. As amended, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $175.00, the Purchase Price. Each one one-thousandth of a share of Series A Preferred has rights and preferences substantially equivalent to those of one Common Share.

The Rights will separate from the Common Shares and become exercisable upon the earlier of: (i) 10 days following a public announcement that a person or group has acquired 15% or more of the outstanding Common Shares, or (ii) 10 business days (or such later date as may be determined by the Company’s Board of Directors) following the announcement of a tender offer or exchange offer for 15% or more of the Common Shares. Unless the Rights are earlier redeemed by the Board of Directors at a price of $0.01 per Right, if a person or group acquires 15% or more of the Common Shares, each Right will entitle its holder to receive, upon exercise, Common Shares having a value equal to two times the Purchase Price.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Similarly, unless the Rights are earlier redeemed, in the event that, after a person or group becomes the beneficial owner of 15% or more of the Common Shares, (i) the Company is acquired in a merger, or (ii) 50% or more of the Company’s assets or earning power are sold, proper provision must be made so that each holder of a Right which has not been exercised will have the right to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the Purchase Price. After the acquisition of 15% or more of the Common Shares but prior to such a merger or sale, the Board of Directors may exchange each Right for one Common Share.

In October 2003, pursuant to the securities purchase agreement between the Company and AstraZeneca, the Company amended its stockholder rights plan to prevent AstraZeneca from becoming an “Acquiring Person” for purposes of the rights plan as a result of (1) its acquisition of securities of Abgenix pursuant to the securities purchase agreement; (2) the beneficial ownership by AstraZeneca and its affiliates of the common stock of Abgenix issuable upon conversion of the securities issued pursuant to the securities purchase agreement; or (3) the mandatory conversion at the Company’s option of the securities issued pursuant to the securities purchase agreement into shares of common stock. The Company agreed to keep this amendment in place for a “standstill period” designated in the securities purchase agreement, provided that the Company’s obligation to keep the rights plan amendment in place shall lapse if AstraZeneca breaches its standstill obligations in the securities purchase agreement. The Company has agreed to continue to keep the amendment in place after the termination of the standstill period for so long as AstraZeneca does not acquire voting securities of Abgenix that would cause AstraZeneca’s level of ownership to exceed that in effect on the date of the termination of the standstill period.

On December 14, 2005, pursuant to the merger agreement with Amgen, the Company amended its stockholder rights plan to prevent Amgen and its affiliates from becoming an “Acquiring Person” as a result of the execution and delivery of the merger agreement, the consummation of the merger or consummation of the other transactions contemplated by the merger agreement. In addition, the definition of Distribution Date and Triggering Event (each, as defined in the stockholder rights plan) have been deemed to not occur as a result of the execution and delivery of the merger agreement, the consummation of the merger or any of the transactions contemplated by the merger agreement or the public announcement of the merger agreement.

Warrants

In connection with the acquisition of Hesed Biomed in November 2001, the Company assumed obligations under outstanding warrants for the issuance of 18,731 shares of the Company’s common stock. At December 31, 2005, 2,715 shares of these warrants with an exercise price of $18.48 were outstanding and expire on various dates from November 2009 through February 2010.

19.   STOCK OPTION AND BENEFIT PLANS

Incentive Stock Plans

The Company has three stock plans, which allow for the granting of incentive and non-qualified stock options and stock purchase rights to employees, outside directors and consultants of the Company. An aggregate of 26,365,000 shares of common stock have been authorized for issuance under the plans. The Company grants options to purchase shares of common stock under the plans at no less than the fair value

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the stock. Options granted under the plans generally have a term of seven or ten years and vest over four years.

Information with respect to activity under the plans is as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances at December 31, 2002	5,764,412	12,758,981	$29.38
Options granted	(2,365,473)	2,365,473	$9.32
Options exercised	—	(280,844)	$3.75
Options canceled	2,478,793	(2,478,793)	$34.03
Balances at December 31, 2003	5,877,732	12,364,817	$25.24
Options granted	(2,128,254)	2,128,254	$12.77
Options exercised	—	(437,267)	$4.81
Options canceled	826,142	(826,142)	$23.80
Balances at December 31, 2004	4,575,620	13,229,662	$23.52
Options granted	(3,001,455)	3,001,455	$9.02
Restricted stock purchase rights granted	(227,750)	—	—
Options exercised	—	(1,300,129)	$5.49
Options canceled	2,742,728	(2,742,728)	$28.64
Balances at December 31, 2005	4,089,143	12,188,260	$20.73
Options exercisable at:
December 31, 2003		8,953,781	$26.78
December 31, 2004		10,203,794	$26.67
December 31, 2005		8,738,301	$24.98

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life, in Years	Number of Options	Weighted Average Exercise Price
$0.15 - $2.50	674,189	$1.08	1.68	674,189	$1.08
$3.59 - $10.99	5,578,147	$8.11	5.14	2,872,929	$7.46
$11.18 - $31.81	3,169,685	$22.20	5.18	2,425,090	$24.65
$32.28 - $42.00	1,585,013	$36.11	4.96	1,584,867	$36.11
$45.00 - $59.93	472,026	$49.01	4.92	472,026	$49.01
$75.17 - $80.81	709,200	$78.95	4.72	709,200	$78.95
	12,188,260	$20.73	4.90	8,738,301	$24.98

The weighted-average fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $4.66, $9.43, $7.25 per share, respectively.

In addition to options, the Company has granted stock purchase rights to certain employees. These stock purchase rights have been granted under the Abgenix Amended and Restated 1996 Incentive Stock

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan. The shares of common stock purchased upon exercise of these rights are subject to restrictions on transfer and the Company’s repurchase option, which option shall lapse pursuant to the schedule set forth in the restricted stock purchase agreement. On January 24, 2005, the Company granted the right to purchase 10,000 shares of restricted common stock to an executive officer in connection with the hiring of this executive officer. The Company’s repurchase option lapsed with regard to 2,500 shares purchased by the executive officer on January 24, 2006 and was to lapse with regard to 2,500 shares on each of January 24, 2007, 2008 and 2009, provided that this individual remains a service provider on each such date. In connection with the proposed merger with Amgen, the Company’s repurchase option will lapse and these shares will become fully vested upon consummation of the merger. In November and December 2005, all employees of the Company, other than executive officers, were granted rights to purchase a total of 217,750 shares of restricted common stock for $0.01 per share. Any unexercised purchase rights expired on February 10, 2006. The shares purchased upon exercise of these rights are subject to the Company’s repurchase option, which was to lapse with regard to all shares in connection with the public announcement of approval by the FDA of a biologics license application for panitumumab, provided that the employee remains a service provider on such date. In addition, any shares that are still subject to the Company’s repurchase option on November 10, 2007, were to be released from the repurchase option on that date, provided that the employee remains a service provider on that date. In connection with the proposed merger with Amgen, the Company’s repurchase option will lapse and these shares will be become fully vested upon consummation of the merger.

Employee Stock Purchase Plans

The Abgenix employee stock purchase plan enables eligible employees to purchase the Company’s common stock at 85% of the closing sales price on the first day of the 24-month offering period or 85% of the closing sales price on the last day of each 6-month purchase period, whichever is lower. Employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. As of December 31, 2005, 2,990,544 shares had been authorized under the plan and 1,920,120 shares had been issued. As required by the merger agreement, the Company set a new exercise date to end all offering periods on January 13, 2006, and all employee payroll deductions as of January 13, 2006 were used to purchase common stock on that date. No new purchase period began, and the Company plans to terminate the employee stock purchase plan before the consummation of the merger.

The Abgenix Canadian employee stock purchase plan enables certain eligible employees to purchase common stock at the closing sales price on the first day of the 24-month offering period or the closing sales price on the last day of each 6-month purchase period, whichever is lower. Eligible employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. As of December 31, 2005, 200,000 shares had been authorized under this plan and 66,752 shares had been issued. In connection with the merger agreement, the Company set a new exercise date to end all offering periods on January 13, 2006, and all employee payroll deductions as of January 13, 2006 were used to purchase common stock on that date. No new purchase period began, and the Company plans to terminate the Canadian employee stock purchase plan before the consummation of the merger.

ABGENIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit Plan

The Company has available a 401(k) retirement plan in the United States. Eligible employees may contribute up to 100% of their compensation up to a maximum allowable under the Internal Revenue Code. The Company did not match contributions and, therefore, has not recorded any expense. Effective January 1, 2006, the Company matches $0.50 for every $1.00 of employee contributions, up to a maximum employee contribution of six percent of salary, with a maximum Company match of $3,000 per employee participant per year. The Company also has available a retirement plan in Canada. Eligible employees may contribute a percentage of their gross salary, up to the maximum dollar amount legislated by Canada Revenue Agency. After one year of employment, the Company matches employee contributions up to a maximum of 5% of the employee’s gross salary.

20.   CUSTOMER INDEMNIFICATION

The Company has certain agreements with customers and collaborators that contain indemnification provisions. In such provisions, the Company typically agrees to indemnify the customer or collaborator against certain types of third-party claims. The Company would accrue for known indemnification issues if a loss were probable and could be reasonably estimated. The Company would also accrue for estimated incurred but unidentified issues based on historical activity. There was no accrual for or expense related to indemnification issues as of December 31, 2005 and 2004.

21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information is as follows (in thousands, except per share data):

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
2005
Total revenues	$2,658	$3,403	$4,689	$7,596
Impairment of identified intangible assets	—	25,000	—	—
Restructuring and other	—	14,740	398	368
Loss from operations	(42,247)	(83,394)	(36,116)	(42,618)
Net loss	(42,633)	(84,117)	(36,839)	(43,366)
Basic and diluted net loss per share	$(0.48)	$(0.94)	$(0.41)	$(0.48)
2004
Total revenues	$2,890	$5,514	$3,116	$5,927
Impairment of identified intangible assets	—	17,241	—	—
Loss from operations	(41,593)	(60,790)	(42,009)	(41,235)
Net loss	(41,566)	(60,623)	(42,420)	(42,869)
Basic and diluted net loss per share	$(0.47)	$(0.68)	$(0.48)	$(0.48)

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

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

(b)   Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management believes that, as of December 31, 2005, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Statements

The Board of Directors and Stockholders of Abgenix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Abgenix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Abgenix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Abgenix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Abgenix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abgenix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, of Abgenix, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 3, 2006

(c)   Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On December 15, 2005, the board of directors of Abgenix approved the following actions of the compensation committee of the board of directors of Abgenix with regard to the compensation of the executive officers of Abgenix for the year 2006:

2006 Base Salary Increases.   The compensation committee, after considering a competitive market review of total compensation for its executive officers, approved increases to the base salaries of the executive officers resulting in adjusted base salaries for 2006 as follows: William R. Ringo, Chief Executive Officer, President and Director ($550,000); H. Ward Wolff, Chief Financial Officer and Senior Vice President, Finance ($320,000); Gisela M. Schwab, M.D., Chief Medical Officer ($335,000); Donald R. Joseph, Senior Vice President, General Counsel and Secretary ($310,000); Kristen Metza, Senior Vice President, Human Resources ($264,000); Gayle M. Mills, Senior Vice President, Business Development ($282,500) and Jeffrey H. Knapp, Senior Vice President, Sales and Marketing ($275,000).

Annual Incentive Compensation Earned in 2005.   The compensation committee approved annual cash bonus awards earned during 2005 for the executive officers. The bonus awards were earned based upon the achievement of performance goals established early in 2005, which were reviewed and approved by the compensation committee. The amounts of the bonus awards are as follows: Mr. Ringo ($500,000); Mr. Wolff ($200,000); Dr. Schwab ($209,000); Mr. Joseph ($186,000); Ms. Metza ($159,000) and Ms. Mills ($78,000).

Annual Incentive Compensation to Be Earned in 2006.   The compensation committee approved the following cash bonus award target levels, as a percent of salary, for the executive officers based upon each such named executive officer achieving their individual performance goals: Mr. Ringo (60%); Mr. Wolff (45%); Dr. Schwab (45%); Mr. Joseph (40%); Ms. Metza (35%); Ms. Mills (35%) and Mr. Knapp (35%). The actual awards made will be based on the compensation committee’s evaluation of Abgenix’s achievement of the corporate performance goals for fiscal 2006. In addition, the compensation committee will assess the contribution of each executive to Abgenix’s success based on individual goals. The annual bonus for any executive may be more or less than the applicable target, depending on our financial performance, the compensation committee’s assessment of the executive’s contribution and such other factors as the compensation committee may choose to consider.

PART III

Item 10.   Directors and Executive Officers of the Registrant

In light of the pending merger with Amgen, the Company has not scheduled an annual meeting of stockholders for 2006 and does not plan to file a definitive proxy statement involving the election of directors unless the Company’s stockholders do not approve the transaction at the special meeting of stockholders.

Directors

Name	Age	Position(s)
R. Scott Greer	47	Chairman
M. Kathleen Behrens, Ph.D.(1)	53	Director
Raju S. Kucherlapati, Ph.D.(3)	63	Director
Kenneth B. Lee, Jr.(1)(2)	58	Director
Mark B. Logan(1)(2)	67	Director
William R. Ringo	60	President, Chief Executive Officer and Director
Thomas G. Wiggans(2)(3)	54	Director

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Member of the Nominating and Governance Committee

R. Scott Greer has served as our Chairman of the Board since May 2000, and as one of our directors since June 1996. From June 1996 until April 2002, he served as our Chief Executive Officer and from June 1996 until December 2000, he served as our President. He is currently Managing Director of Numenor Ventures, LLC, a venture capital fund. He also serves as Chairman of the Board of directors of Sirna Therapeutics, Inc. Previously, Mr. Greer held senior management positions at Cell Genesys, Inc., including Senior Vice President, Corporate Development and Chief Financial Officer, and various positions at Genetics Institute, Inc. Mr. Greer was also a certified public accountant. Mr. Greer received a B.A. degree in economics from Whitman College and an M.B.A. degree from Harvard University.

M. Kathleen Behrens, Ph.D., has served as one of our directors since December 1997. She is currently a general partner of RS & Co. Venture Partners IV, LP, which is the general partner of a venture fund, RS& Co. IV, LP. From 1999 to 2003, Dr. Behrens was a Managing Director of RS Investments, where she managed venture funds. Prior to that, she held various positions with Robertson Stephens & Co., which she joined in 1983, including general partner and Managing Director. Dr. Behrens received a Ph.D. degree in microbiology from the University of California, Davis, where she performed genetic research for six years.

Raju S. Kucherlapati, Ph.D., has served as one of our directors since June 1996. Dr. Kucherlapati was a founder of Cell Genesys and served as a director of Cell Genesys from 1988 to 1999. Since September 2001, he has been a Professor of Medicine and the Paul C. Cabot Professor of Genetics at Harvard Medical School and the Scientific Director of the Harvard Partners Center for Genetics and Genomics. Previously, Dr. Kucherlapati was the Saul and Lola Kramer Professor and the Chairman of the Department of Molecular Genetics at the Albert Einstein College of Medicine of Yeshiva University. Dr. Kucherlapati also serves as a director of Millennium Pharmaceuticals, Inc. Dr. Kucherlapati received a B.S. degree in Biology from Andhra University, in India, and a Ph.D. degree in genetics from the University of Illinois, Urbana.

Kenneth B. Lee, Jr., has served as one of our directors since March 2003. Mr. Lee is currently a consultant for life sciences companies and a principal of Hatteras BioCapital, LLC, a venture capital firm. Mr. Lee served as President of A.M. Pappas & Associates, an international life sciences venture development company, from January 2002 to June 2002. From 1982 to December 2001, Mr. Lee was a partner at Ernst & Young LLP, a public accounting firm, which he joined as an employee in 1972. He served as Managing Director of Ernst & Young’s Health Sciences Investment Banking group from 2000 to 2001 and co-founder of its Center for Strategic Transactions from 1997 to 2000. He previously served as Co-Chairman of its International Life Sciences Practice. He serves as a director of CV Therapeutics, Inc., Inspire Pharmaceuticals, Inc. and Pozen Inc. Mr. Lee received a B.A. degree from Lenoir-Rhyne College and an M.B.A. degree from the University of North Carolina at Chapel Hill, and is a certified public accountant.

Mark B. Logan has served as one of our directors since August 1997. Mr. Logan served as Chairman of the Board of VISX, Incorporated, a medical device company, from November 1994 until his retirement in May 2001. He also served as Chief Executive Officer of VISX from November 1994 until February 2001 and as President from November 1994 until February 1999. Previously, Mr. Logan served as Chairman of the Board and Chief Executive Officer of INSMED Pharmaceuticals, Inc. and held senior management positions at Bausch & Lomb, Inc., Becton, Dickinson and Company and Wyeth, and also served as a member of the board of directors of Bausch & Lomb. Mr. Logan currently serves as a director of Vivus, Inc., the University of Virginia Heart and Vascular Center and Public Policy Virginia. Mr. Logan received a B.A. degree from Hiram College and a P.M.D. degree from Harvard Business School.

William R. Ringo has served as our Chief Executive Officer and President and as a Director since August 2004. From 1973 to 2001, Mr. Ringo held various commercial and product marketing positions at Eli Lilly and Company, including president of the company’s Oncology and Critical Care Product teams. Mr. Ringo also served as president of Eli Lilly’s Internal Medicine Products unit and as president of its Infectious Diseases business unit. Previously, he was vice president of Sales and Marketing for Eli Lilly’s U.S. pharmaceutical operations, after holding a variety of positions in general management, marketing and business planning across Eli Lilly’s pharmaceutical and devices businesses. Mr. Ringo is currently the non-executive chairman of the board of directors of InterMune, Inc. and served as interim Chief Executive Officer from June to September 2003. He has served as a director on a number of biotechnology company boards and he is currently a director of Inspire Pharmaceuticals, Inc. Mr. Ringo received a B.S. degree in management and an M.B.A. degree from the University of Dayton.

Thomas G. Wiggans has served as one of our directors since April 2003. He has been the Chief Executive Officer and a director of Connetics Corporation, a pharmaceutical company, since July 1994, and the Chairman of the Board since January 2006. Previously, Mr. Wiggans served in various senior management positions for CytoTherapeutics, a biotechnology company, and for the Ares-Serono Group, a pharmaceutical company. He also held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of Tercica, Inc., and Onyx Pharmaceuticals, Inc. He also serves as a director of the Biotechnology Industry Organization and is the Chairman of the Biotechnology Institute. Mr. Wiggans received a B.S. degree in pharmacy from the University of Kansas and an M.B.A. degree from Southern Methodist University.

The Board and its Committees

The Board of the Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board has determined that the following members of the Board, constituting a majority of the Board and each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee, are independent within the meaning of the listing standards of the Nasdaq Stock Market: Dr. Behrens, Dr. Kucherlapati, Mr. Lee, Mr. Logan and Mr. Wiggans. The independent directors meet in regularly scheduled executive sessions.

The Board has also determined that at least one member of the Audit Committee, Mr. Lee, is qualified as an audit committee financial expert within the meaning of the applicable SEC regulations. As described above, Mr. Lee is an independent director.

The Board has approved a process for stockholders to send communications to the Board. Stockholders may submit written communications to the Board of Directors, or to any committee or individual member of the Board, in care of the Secretary at 6701 Kaiser Drive, Fremont, CA 94555. Information regarding the submission of comments or complaints relating to the Company’s accounting, internal accounting controls or auditing matters can be found on the Company’s website at www.abgenix.com. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors subsequent to the disclosure of such procedures incorporated in the Company’s previous annual report.

Executive Officers

The information required by this item concerning the Company’s executive officers is set forth in Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that its executive officers and directors complied with Section 16(a) filing requirements in 2005.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees, including the Chief Executive Officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support the Company’s commitment to conducting business with honesty and integrity. It covers topics including, but not limited to, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. A copy of the Code of Ethics is available on the Company’s Internet website at www.abgenix.com. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. The Company will publicly disclose any such waivers or amendments pursuant to applicable SEC and Nasdaq Stock Market regulations.

Item 11.   Executive Compensation

Director Compensation

Each non-employee director of the Company receives a yearly retainer, paid quarterly, as well as fees for each board and committee meeting attended in person or by teleconference, as follows:

Service	Amount
Annual Retainer—Board Chairman	$50,000
Annual Retainer—Audit Committee Chair	$40,000
Annual Retainer—Other Committee Chairs	$35,000
Annual Retainer—Board Member	$30,000
Fee per Board meeting attended in person—Chairman	$2,000
Fee per Board meeting attended in person Board—Member	$1,500
Fee per Board meeting attended by teleconference—Board Chairman	$1,000
Fee per Board meeting attended by teleconference—Board Member	$750
Fee per Committee meeting attended—Committee Chair	$1,000
Fee per Committee meeting attended—Board Member	$750

The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

Each non-employee director of the Company also receives stock option grants under the 1998 Director Option Plan, as amended (the “Directors Plan”). Only non-employee directors are eligible to receive options under the Directors Plan and option are granted automatically, without further action by the Company, the Board of Directors or the stockholders of the Company. Each new non-employee director is automatically granted an option to purchase 40,000 shares of common stock on the date such person becomes a non-employee director. These options vest in equal monthly installments over a two-year period from the date of grant. Each non-employee director who is re-elected at the annual meeting of stockholders and has served as a director for at least six months is automatically granted an option to purchase 20,000 shares of common stock on the date of the annual meeting. These options are fully vested upon grant. No other options may be granted at any time under the Directors Plan. The exercise price of options granted under the Directors Plan is 100% of the fair market value of our common stock on the date of grant based on the closing price of our common stock, as reported on the Nasdaq National Market.

The term of options granted under the Directors Plan is seven years. In the event of a merger of the Company with or into another corporation or other change-in-control transaction involving the Company, each option either will continue in effect, if the Company is the surviving entity, or will be assumed or an equivalent option will be substituted by the successor corporation, if the Company is not the surviving entity. If the successor corporation does not assume an outstanding option or substitute for it an equivalent option, then the option shall become fully vested and exercisable. In addition, following such assumption or substitution, if the optionee’s status as a director is terminated other than upon a voluntary resignation, the option shall become fully vested and exercisable. Upon consummation of the merger with Amgen, each current member of the board of directors will cease to be a director of the Company or its successor and, therefore, each outstanding option granted under the Director Plan will become fully vested and exercisable and will remain exercisable in accordance with the applicable stock option agreement.

During the last fiscal year, the Company granted options covering 20,000 shares of its common stock to Mr. Greer, Dr. Behrens, Dr. Kucherlapati, Mr. Lee, Mr. Logan and Mr. Wiggans on the date of the Company’s 2005 Annual Meeting of Stockholders, at an exercise price per share of $7.70.

Executive Compensation

The following table shows for the fiscal years ended 2005, 2004 and 2003 compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its four other most highly compensated executive officers at December 31, 2005 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other Annual Compensation		Securities Underlying Options (#)	Restricted Stock Award(s)(2)		All Other Compensation
William R. Ringo	2005	$507,000	$500,000	—		155,000	—		$113,874	(5)
President and Chief Executive	2004	$197,890	$83,333	$82,240	(4)	500,000	—		$419,071	(5)
Officer(3)	2003	—	—	—		—	—		—
Donald R. Joseph	2005	$229,167	$186,000	—		150,000	—		$62,340	(7)
Senior Vice President, General	2004	—	—	—		—	—		—
Counsel, Secretary(6)	2003	—	—	—		—	—		—
Kristen Metza	2005	$225,538	$159,000	—		90,000	$84,999	(9)	$25,742	(10)
Senior Vice President, Human	2004	—	—	—		—	—		—
Resources(8)	2003	—	—	—		—	—		—
Gisela M. Schwab	2005	$299,400	$209,000	—		80,000	—		$2,903	(11)
Chief Medical Officer	2004	$271,960	$66,643	—		27,000	—		$7,510	(11)
	2003	$267,000	$68,085	—		44,000	—		$7,510	(11)
H. Ward Wolff	2005	$286,000	$200,000	—		50,000	—		$2,322	(13)
Chief Financial Officer and	2004	$83,381	$23,100	—		175,000	—		$1,575	(13)
Senior Vice President,	2003	—	—	—		—	—		—
Finance(12)

      (1)  Our Named Executive Officers were eligible for incentive bonuses for fiscal year 2005. An incentive bonus that is earned in a particular fiscal year is typically paid in the first quarter of the following fiscal year. The amounts reflected in this column are the amounts earned in the applicable fiscal year.

      (2)  The aggregate number of restricted shares of common stock reported in this Summary Compensation Table is 10,000 shares. These are described in note 9 below. As of December 31, 2005, the aggregate value of these shares, based on a closing price of the Company’s common stock of $21.49 on the Nasdaq Stock Market, was $214,899.

      (3)  Mr. Ringo was appointed President and Chief Executive Officer effective August 30, 2004.

      (4)  Consists solely of a one-time tax gross-up payable with respect to relocation benefits paid to Mr. Ringo in connection with the commencement of his employment with the Company, as further described below under Employment and Related Agreements.

      (5)  Includes a $280,000 sign-on bonus for 2004, $2,310 and $102,007 in relocation expenses for 2005 and 2004, $108,000 and $36,000 in mortgage differential payments for 2005 and 2004 and $3,564 and $1,064 in insurance premiums paid by the Company for 2005 and 2004 on behalf of Mr. Ringo for group term life insurance.

      (6)  Mr. Joseph was appointed Senior Vice President, General Counsel and Secretary effective March 1, 2005.

      (7)  Includes a $20,000 sign-on bonus, $1,035 in insurance premium paid by the Company on behalf of Mr. Joseph for group term life insurance and $41,305 in fees paid to Mr. Joseph as interim general counsel between January 18, 2005 and February 28, 2005, prior to his employment with the Company.

      (8)  Ms. Metza was appointed Senior Vice President, Human Resources effective January 24, 2005.

      (9)  In connection with her employment arrangement, Ms. Metza purchased 10,000 shares of restricted common stock for $0.0001 per share on January 24, 2005. The closing price of Company common stock on the Nasdaq Stock Market on January 24, 2005 was $8.50. On January 24, 2006, 2,500 of these shares became vested and the remaining 7,500 shares were scheduled to become vested in equal installments on next three anniversaries of the purchase. In accordance with resolutions approved by the Compensation Committee, the remaining unvested shares will become fully vested in connection with and contingent upon the consummation of the merger with Amgen. The Company has not and does not plan to pay cash dividends on common stock.

(10)  Includes a $25,000 sign-on bonus and $742 in insurance premium paid by the Company on behalf of Ms. Metza for group term life insurance.

(11)  Includes an imputed interest income of $2,093 for 2005 and $6,700 for each of 2004 and 2003 on a loan from us to Dr. Schwab, as further described below under Certain Transactions. The balance of this loan was paid on April 25, 2005. Also included in the balance was $810 of insurance premium paid by the Company on behalf of Dr. Schwab for group term life insurance.

(12)  Mr. Wolff was appointed Chief Financial Officer and Senior Vice Present, Finance effective September 13, 2004.

(13)  Includes $2,322 and $333 in insurance premiums paid by the Company for 2005 and 2004 on behalf of Mr. Wolff for group term life insurance and $1,242 as a temporary housing subsidy in 2004.

Option Grants in Last Fiscal Year

The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2005. All these options were awarded under our 1996 Incentive Stock Plan, except as noted below.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
	Number of	Percent of			Value at Assumed
	Securities	Total Options			Annual Rates of Stock
	Underlying	Granted to	Exercise or		Price Appreciation
	Options	Employees in	Base Price	Expiration	For Option Term(4)
Name	Granted(1)	Fiscal Year (2)	($/Share) (3)	Date	5%	10%
William R. Ringo	155,000	5.16%	$8.98	1/19/2012	$566,643	$1,320,519
Donald R. Joseph	150,000 (5)	5.00%	$8.16	3/10/2012	$498,291	$1,161,230
Kristen Metza	90,000 (5)	3.00%	$8.50	1/24/2012	$311,432	$725,769
Gisela M. Schwab	80,000	2.67%	$8.98	1/19/2012	$292,461	$681,558
H. Ward Wolff	50,000	1.67%	$8.98	1/19/2012	$182,788	$425,974

(1)   Annual merit option grants to officers typically vest and become exercisable as to 1/48th of the shares subject to each option on the first day of the month immediately following the date of grant with full vesting occurring four years after the date of grant. Annual merit option grants to officers who have been with the Company less than one year do not vest and become exercisable as to any shares until the one-year anniversary of their employment, at which point the option vests as to a sufficient number of shares such that the option will continue to vest as to 1/48th of the total number of shares each month thereafter, with full vesting occurring after four years. Options granted to newly hired officers vest and become exercisable as to 1/4th of the shares subject to each such option one year from the date of hire, and as to 1/48th of the total number of shares each month thereafter, with full vesting occurring after four years. In each case, vesting is subject to the optionee’s continued relationship with us. The options expire seven years from the date of grant, or earlier upon termination of service to the Company as an employee or other service provider.

(2)   Based on an aggregate of 3,001,455 options granted by us in the year ended December 31, 2005, to our employees, non-employee directors and consultants, including the Named Executive Officers.

(3)   Options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

(4)   The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. We cannot provide any assurance to any executive officer or any other holder of our securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers. The potential realizable value is calculated by assuming that the fair value of our common stock on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. The potential realizable value computation is net of the applicable exercise price, but does not take into account applicable federal or state income tax consequences and other expenses of option exercises or sales of appreciated stock.

(5)   These options, granted to Mr. Joseph and Ms. Metza as inducements essential to their entering into employment with the Company, were granted under the Company’s 1999 Nonstatutory Stock Option Plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for each of the Named Executive Officers the number of shares of our common stock acquired and the dollar value realized upon exercise of options during the year ended December 31, 2005, and the number and value of securities underlying unexercised options held at December 31, 2005:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	# Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(2)
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
William R. Ringo	—	—	202,186	452,814	$2,494,347	$5,594,703
Donald R. Joseph	—	—	—	150,000	—	$1,999,500
Kristen Metza	—	—	—	90,000	—	$1,169,100
Gisela M. Schwab	—	—	591,895	89,105	$5,057,855	$1,008,615
H. Ward Wolff	—	—	66,145	158,855	$721,928	$1,755,072

(1)   Value realized reflects the aggregate fair value of our common stock underlying the option on the date of exercise minus the aggregate exercise price of the option.

(2)   Value of unexercised in-the-money options are based on a value of $21.49 per share, the closing price of our common stock on December 31, 2005. Amounts are based on the value of $21.49 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.

Change of Control Agreements

We have entered into change of control severance agreements with each of our executive officers at or around the time such executive officers became employees. These agreements provide each executive with certain benefits in the event that such executive experiences an “involuntary termination” of employment with Abgenix or its successor within 24 months following a “change of control” (each, as defined in the agreements). The consummation of the merger with Amgen will constitute a “change of control” for purposes of the change of control severance agreements. Upon an “involuntary termination” of employment with Abgenix or its successor within 24 months following the effective time of the merger, the executive would be entitled to the following benefits:

•   continued base salary and entitlement to target bonus, at the rate in effect just prior to the change of control, for a period of 12 months (or 24 months, in the case of Mr. Ringo) following such termination, to be paid in accordance with the normal payroll practices of Abgenix or its successor;

•   continued participation in the group health plans and life insurance plans by the executive and the executive’s spouse and dependents for a period of 12 months (or 24 months, in the case of Mr. Ringo) following termination; and

•   full and immediate vesting and exercisability of each outstanding stock option to purchase shares of common stock of Abgenix (or its successor) held by the executive.

To the extent that the payments and benefits payable under the change of control severance agreements would cause an executive to be liable for excise taxes by reason of sections 280G and 4999 of the Internal Revenue Code, the executive would be entitled to additional “gross up” payments to compensate for the effect of the excise taxes.

The Company’s Board of Directors has approved a plan which provides that, in the event of a change of control of the Company, options granted under the 1996 Incentive Stock Plan to an employee whose employment is terminated without cause within 24 months after the change in control will automatically become exercisable in full. For these purposes, a change in control includes: (1) a person becoming the beneficial owner of 50% or more of the total voting power represented by the then-outstanding voting securities; (2) certain changes in the composition of our Board of Directors occurring within a two-year period as a result of which the incumbent directors before the changes ceased to be a majority of the Board; (3) a merger or consolidation in which Abgenix stockholders immediately before the transaction own less than a majority of the outstanding voting securities of the surviving entity immediately after the transaction; or (4) any approval by stockholders of a plan of complete liquidation or the sale of all or substantially all of the Company’s assets.

Employment and Related Agreements

The Company has entered into an employment agreement with Mr. Ringo in connection with Mr. Ringo’s appointment to the position of President and Chief Executive Officer of the Company effective August 30, 2004. The terms of this agreement include: a base salary of $500,000 per year; a sign-on bonus of $280,000; eligibility for a target bonus of 50% of his salary prorated to $83,333 for fiscal year 2004; reimbursement for relocation costs up to $100,000; a mortgage differential allowance of $9,000 per month from September 2004 through August 2006 and $6,000 per month from September 2006 through August 2009; and the grant of nonstatutory stock options to purchase 500,000 shares of Abgenix common stock with an exercise price of $9.19 (12/48 of these options vested and became exercisable on August 30, 2005 and 1/48 vest monthly thereafter). In connection with the relocation costs, Mr. Ringo is entitled to a one-time tax “gross up” intended to offset the majority of non-deductible, tax-related relocation costs, in accordance with Company policy. If Mr. Ringo’s employment is terminated as a result of an “involuntary termination” (as defined in his change of control agreement), and provided he executes a release of claims, Mr. Ringo will continue to receive his base salary and target bonus for two years following the termination of his employment. The agreement further provided that from July 20, 2004, through and including August 29, 2004, Mr. Ringo became a part-time employee and transition advisor to the Company with cash compensation of $20,834 per month.

Certain Transactions

On May 5, 2000, Dr. Schwab and Abgenix entered into a relocation loan agreement pursuant to which Abgenix loaned $100,000 to Dr. Schwab in exchange for a promissory note from Dr. Schwab secured by a deed of trust. No interest was to accrue on the promissory note until May 2005. The balance of this loan was paid on April 25, 2005.

On October 11, 2000, Gayle Mills, current Senior Vice President, Business Development, and Abgenix entered into a loan agreement pursuant to which Abgenix loaned $100,000 to Ms. Mills in exchange for a promissory note from Ms. Mills secured by a deed of trust. No interest was to accrue on the promissory note until October 2005. The balance of this loan was paid on August 30, 2005.

Abgenix has entered into indemnity agreements with its executive officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Abgenix, and otherwise to the full extent permitted under Delaware law and the Bylaws of the Company.

Compensation Committee Interlocks and Insider Participation

Mr. Lee, Mr. Logan and Mr. Wiggans serve as members of our Compensation Committee. None of the members of our Compensation Committee has been, at any time since our formation, an officer or employee of Abgenix. None of our executive officers serves or has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us with respect to the beneficial ownership of Abgenix common stock as of March 1, 2006 by each person known by us to be a beneficial owner of five percent or more of any class of Abgenix’s voting securities and based on 91,982,830 shares of Abgenix common stock issued and outstanding on March 1, 2006.

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
OrbiMed Advisors LLC(4)	7,885,200	8.57%
767 Third Avenue, 30th Floor
New York, NY 10017
Wellington Management Company, LLP(5)	7,382,136	8.03%
75 State Street
Boston, MA 02109
T. Rowe Price Associates, Inc.(6)	5,578,777	6.07%
100 East Pratt Street
Baltimore, MD 21202
Citigroup(7)	4,838,803	5.26%
399 Park Avenue
New York, NY 10043

Security Ownership of Directors and Executive Officers

This table shows the amount of common stock beneficially owned as of March 1, 2006 by: (i) each director or nominee, (ii) the Named Executive Officers and (iii) the directors and executive officers of Abgenix as a group. “Beneficial ownership” is determined in accordance with the rules of the SEC and generally refers to shares that a director or executive officer has the power to vote, or the power to dispose of, and stock options or share rights that are exercisable currently or become exercisable within 60 days of March 1, 2006. As of March 1, 2006, there were 91,982,830 shares of Abgenix common stock issued and outstanding.

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
R. Scott Greer(8)	1,186,834	1.28%
M. Kathleen Behrens, Ph.D.(9)	393,717	*
Raju S. Kucherlapati, Ph.D.(10)	405,100	*
Kenneth B. Lee, Jr.(11)	65,833	*
Mark B. Logan(12)	200,300	*
William R. Ringo(13)	270,227	*
Thomas G. Wiggans(14)	66,000	*
H. Ward Wolff(15)	87,388	*
Donald R. Joseph(16)	41,564	*
Kristen Metza(17)	39,578	*
Gisela M. Schwab(18)	619,892	*
All directors and executive officers as a group (13 persons)(19)	3,767,983	3.96%

             *  Represents beneficial ownership of less than one percent of Abgenix’s common stock.

   (1)  Unless otherwise indicated, the mailing address for each individual is c/o Abgenix, Inc., 6701 Kaiser Drive, Fremont, California 94555.

   (2)  This table is based upon information supplied by officers, directors and principal stockholders, Schedule 13Gs filed with the Securities and Exchange Commission and other publicly available information. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

   (3)  Applicable percentages are based on 91,982,830 shares outstanding on March 1, 2006.

   (4)  In a filing on Schedule 13G/A, dated February 2, 2006, OrbiMed Advisors LLC reported that it is the beneficial owner of 5,739,600 shares, OrbiMed Capital LLC reported that it is the beneficial owner of 2,145,600 shares, and Samuel D. Isaly reported that he is the beneficial owner of 7,885,200 shares. OrbiMed Advisors LLC and OrbiMed Capital LLC are investment advisors and Samuel D. Isaly is a control person of OrbiMed Advisors LLC and OrbiMed Capital LLC. OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares on behalf of Caduceus Capital Master Fund Limited (836,000 shares), Caduceus Capital II, L.P. (407,500 shares), UBS Eucalyptus Fund, LLC (608,300 shares), PaineWebber Eucalyptus Fund, LLC (66,900 shares), HFR SHC Aggressive Fund (136,300 shares), Knightsbridge Post Venture IV L.P. (93,700 shares), Knightsbridge Integrated Holdings, V, LP (104,400 shares), Knightsbridge Netherlands II, LP (28,600 shares), Knightsbridge Integrated Holdings IV Post Venture, LP (39,300 shares), Knightsbridge Post Venture III, LP (25,600 shares), Knightsbridge Netherlands I LP (24,400 shares), Knightsbridge Netherlands III LP (27,100 shares),

Knightsbridge Integrated Holdings II Limited (32,000 shares), Knightsbridge Venture Capital IV, L.P. (25,900 shares), Knightsbridge Venture Capital III LP (18,900 shares), Knightsbridge Venture Capital VI LP (33,900 shares), Knightsbridge Venture Completion 2005 LP (12,100 shares), UBS Juniper Crossover Fund (150,000 shares), Eaton Vance Worldwide Health Sciences (4,000,000 shares), Eaton Vance Emerald Worldwide Health Sciences (284,000 shares), Eaton Vance Variable Trust (43,000 shares), Finsbury Worldwide Pharmaceutical Trust (755,000 shares) and Finsbury Emerging Biotechnology Trust PLC(133,700 shares).

   (5)  In a filing on Schedule 13G, dated March 10, 2006, Wellington Management Company, LLP (“WMC”), in its capacity as investment adviser, reported that it may be deemed to beneficially own 7,382,136 shares, which are held of record by clients of WMC. According to the disclosure contained in WMC’s Schedule 13G, WMC has shared power to dispose or to direct the disposition of 7,382,136 shares and has shared power to vote or direct the voting of 5,835,936 shares.

   (6)  In a filing on Schedule 13G, dated February 14, 2006, T. Rowe Price Associates, Inc. (“Price Associates”) reported that it is the beneficial owner of 5,578,777 shares and that Price Associates has shared power to dispose or to direct the disposition of 5,578,777 shares and has shared power to vote or direct the voting of 1,135,157 shares.

   (7)  In a filing on Schedule 13G, dated February 13, 2006, Citigroup Inc. reported that it is the beneficial owner of 4,838,803 shares and that Citigroup Inc. has shared power to dispose or to direct the disposition of 4,838,803 shares and has shared power to vote or direct the voting of 4,838,803 shares.

   (8)  Includes 879,683 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

   (9)  Includes 31,800 shares owned by an administrative trust, of which she is a trustee and a beneficiary, and 7,151 shares owned by each of two children. Also, includes 247,500 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(10) Includes 2,085 shares owned by his son. Also, includes 255,100 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(11) Includes 65,833 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(12) Includes 200,300 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(13) Includes 256,769 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(14) Includes 65,000 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(15) Includes 84,894 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(16) Includes 40,625 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(17) Includes 28,125 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(18) Includes 605,935 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(19) Includes 3,120,325 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

As described elsewhere in this annual report on Form 10-K, we have entered into an agreement with Amgen pursuant to which Amgen has agreed to acquire the Company for approximately $2.2 billion in cash plus the assumption of the Company’s debt. Under the terms of the agreement, shareholders of Abgenix will receive $22.50 in cash per common share, less any applicable withholding tax. The boards of directors of the Company and Amgen have approved the transaction, which remains subject to the approval of the Company’s stockholders at a special meeting to be held on March 29, 2006, and other customary closing conditions.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2005, concerning our equity compensation plans, pursuant to which options, restricted stock or other rights to acquire shares may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options(3)	Weighted-Average Exercise Price per Share of Outstanding Options(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by stockholders(1)	3,595,155	$13.51	2,106,842
Equity compensation plans not approved by stockholders(2)	8,593,105	$23.75	3,181,473
Total	12,188,260	$20.73	5,288,315

(1)          Includes the Amended and Restated 1996 Incentive Stock Plan, the 1998 Employee Stock Purchase Plan and the Amended and Restated 1998 Director Option Plan.

(2)          Includes the Amended and Restated 1999 Nonstatutory Stock Option Plan and the Canadian Employee Stock Purchase Plan.

(3)          Does not include purchase rights under the 1998 Employee Stock Purchase Plan or the Canadian Employee Stock Purchase Plan. Pursuant to the merger agreement with Amgen, these plans will be terminated and no purchase periods are ongoing.

(4)          The maximum number of shares available for sale under the 1998 Employee Stock Purchase Plan is automatically increased on the date of each annual meeting of stockholders by the lesser of one million shares, one percent of the outstanding shares of the Company on the record date for such annual meeting of stockholders, or a lesser amount determined by the Board of Directors.

Summary of Equity Compensation Plans Not Approved by Stockholders

The Company’s Canadian Employee Stock Purchase Plan, or Canadian Plan, was adopted in April 2002. The Canadian Plan enables certain eligible employees to purchase common stock at the closing sales price on the first day of the 24-month offering period or the closing sales price on the last day of each six-month purchase period, whichever is lower. Eligible employees may authorize periodic payroll deductions of up to 15% of eligible compensation for common stock purchases, with certain limitations. As of December 31, 2005, 200,000 shares had been authorized under the Canadian Plan and 66,752 shares had been issued. Pursuant to the merger agreement with Amgen, this plan will be terminated and no purchase periods are ongoing.

The Company’s Amended and Restated Nonstatutory 1999 Stock Option Plan, or 1999 Plan, was adopted in October 1999. The number of shares of common stock authorized for issuance to employees and consultants under the 1999 Plan is 12,600,000. As of December 31, 2005, options to purchase an aggregate of 8,593,105 shares were outstanding and 3,048,225 shares were available for future grant under the 1999 Plan. Options cannot be granted under the 1999 Plan to directors and executive officers of the Company, except that options may be granted to an officer not previously employed by the Company as an inducement essential to that individual entering into an employment contract with the Company. Stock options granted under the 1999 Plan generally have an exercise price of no less than the public market closing price of the underlying common stock on the date of grant. Options granted under the 1999 Plan generally have a term of seven to ten years and vest over four years. The 1999 Plan is administered by the

Compensation Committee, pursuant to authority delegated by the Board, and options are granted at the discretion of the Plan Administrator.

Item 13.   Certain Relationships and Related Transactions

See information under Item 11, “Employment and Related Agreements” and “Certain Transactions.”

Item 14.   Principal Accountant Fees and Services

During fiscal year 2005, Ernst & Young LLP served as the Company’s independent registered public accounting firm and provided certain tax and accounting consultation services. Ernst & Young LLP has audited the Company’s financial statements since the Company’s inception in 1996.

Fees billed to the Company by Ernst & Young LLP during the fiscal years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Audit Fees	$702,500	$645,800
Audit-Related Fees	—	42,800
Tax Fees	220,430	144,640
All Other Fees	1,500	—
Total	$924,430	$833,240

Audit Fees:   This category includes the audit of the Company’s annual financial statements and internal control over financial reporting, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with registration statements and other regulatory filings for those fiscal years.

Audit-Related Fees:   This category consists of services by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under Audit Fees, including accounting consultations in 2004. The Company did not incur any audit-related fees in 2005.

Tax Fees:   This category consists of professional services rendered for tax compliance and preparation and other tax advice. The total amount of fees billed for tax services in these years includes fees of $90,230 and $107,923 for tax compliance and preparation in 2005 and 2004, respectively, and fees of $130,200 and $36,717 for other tax-related services in 2005 and 2004, respectively, including assistance with tax audits and tax planning and advisory services.

The Audit Committee has considered whether the nature of the services provided by Ernst & Young LLP in exchange for the foregoing fees is compatible with maintaining their independence as the Company’s independent registered public accounting firm.

Pre-Approval Policies and Procedures

The Audit Committee has pre-approved all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm through a combination of specific pre-approval and general pre-approval policies and procedures. Unless a type of service has received general pre-approval, proposed services to be provided by the Company’s independent registered public accounting firm must receive specific approval. The only audit and non-audit services and corresponding payment of fees for any such services that the Audit Committee may approve are those that, individually and in the aggregate, do not compromise the independence of the Company’s independent registered public accounting firm. The Audit Committee considers, among other things, whether such services and are consistent with applicable regulations regarding auditor independence; whether the provision of such services would impair the independent registered public accounting firm’s independence; and whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service.

Specific Pre-Approval

The Audit Committee may grant specific pre-approval for any engagement for audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The Chair of the Audit Committee has authority to pre-approve services if the services are expected to generate fees of up to $25,000. The Chair is to report any such approval to the Audit Committee at its next meeting.

General Pre-Approval

The Audit Committee may grant general pre-approval for categories or types of audit, audit-related, tax and other services that may be provided by the Company’s independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee for projects or consultations for which the total per-project fees are within the pre-approved amount for such services. The categories or types of services that the Audit Committee may generally pre-approve must be detailed as to the particular services to be provided. The term of any general pre-approval is twelve months from the date of pre-approval, unless the Audit Committee provides for a shorter period.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.                Financial Statements

ABGENIX, INC., FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

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

3.                Exhibits

Number		Description
2.1	(34)	Agreement and Plan of Merger Among Abgenix, Inc., Amgen Inc. and Athletics Merger Sub Inc., dated December 14, 2005.
3.1	(29)	Amended and Restated Certificate of Incorporation of Abgenix, as currently in effect.
3.2	(35)	Amended and Restated Bylaws of Abgenix, as currently in effect.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(23)	Indenture dated March 4, 2002, between State Street Bank and Trust Company of California, N.A. and Abgenix, Inc.
4.3	(21)

Amended and Restated Preferred Shares Rights Agreement, dated as of May 9, 2002, between Abgenix, Inc. and Mellon Investor Services, LLC, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.4	(27)	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock of Abgenix, Inc.
4.5	(26)	Securities Purchase Agreement, dated as of October 15, 2003, by and between Abgenix, Inc. and AstraZeneca UK Limited.
4.6	(28)	Amendment No. 1 to Amended and Restated Preferred Shares Rights Agreements, between Abgenix, Inc. and Mellon Investor Services LLC, dated October 29, 2003.
4.7	(30)	Convertible Subordinated Note issued to AstraZeneca UK Limited.

4.8	(33)	Indenture dated December 31, 2004, between U.S. Bank National Association and Abgenix, Inc.
4.9	(33)	Registration Rights Agreement dated December 21, 2004 between Goldman, Sachs & Co. and Merrill Lynch & Co. and Abgenix, Inc.
4.10	(34)	Amendment No. 2 to Amended and Restated Preferred Shares Rights Agreements, between Abgenix, Inc. and Mellon Investor Services LLC, dated December 14, 2005.
10.1	(1)	Form of Indemnification Agreement between Abgenix and each of its directors and officers.
10.2	(29)	Amended and Restated 1996 Incentive Stock Plan.
10.3	(1)	1998 Employee Stock Purchase Plan and form of agreement thereunder.
10.4	(29)	Amended and Restated 1998 Director Option Plan.
10.5	(22)	Amended and Restated 1999 Nonstatutory Stock Option Plan.
10.6	(22)	Canadian Employee Stock Purchase Plan.
10.7	(24)	Form of Change of Control Severance Agreement between Abgenix, Inc. and its officers.
10.8	(32)	Employment Agreement, dated July 20, 2004, between Abgenix, Inc. and William R. Ringo.
10.9	(32)	Change of Control Severance Agreement dated as of August 30, 2004, between Abgenix, Inc. and William R. Ringo.
10.11	(3)	Joint Venture Agreement dated June 12, 1991 between Cell Genesys and JT Immunotech USA Inc.
10.12	(6)	Amendment No. 1 dated January 1, 1994 to Joint Venture Agreement.
10.13	(9)	Amendment No. 2 dated June 28, 1996 to Joint Venture Agreement.
10.14	(3)	Collaboration Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.15	(5)	Amendment No. 1 dated June 30, 1993 to Collaboration Agreement.
10.16	(13)	Amendment No. 2 dated January 1, 1994 to Collaboration Agreement.
10.17	(7)	Amendment No. 3 dated July 1, 1995 to Collaboration Agreement.
10.18	(9)	Amendment No. 4 dated June 28, 1996 to Collaboration Agreement.
10.19	(2)	Amendment No. 5 dated November 1997 to Collaboration Agreement.
10.20	(3)	Limited Partnership Agreement dated June 12, 1991 among Cell Genesys, Xenotech, Inc. and JT Immunotech USA Inc.
10.21	(6)	Amendment No. 2 dated January 1, 1994 to Limited Partnership Agreement.
10.22	(8)	Amendment No. 3 dated July 1, 1995 to Limited Partnership Agreement.
10.23	(10)	Amendment No. 4 dated June 28, 1996 to Limited Partnership Agreement.
10.24	(4)	Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.25	(10)	Amendment No. 1 dated March 22, 1996 to Field License.

10.26	(10)	Amendment No. 2 dated June 28, 1996 to Field License.
10.27	(3)	Expanded Field License dated June 12, 1991 among Cell Genesys, JT Immunotech USA Inc. and Xenotech, L.P.
10.28	(10)	Amendment No. 1 dated June 28, 1996 to Expanded Field License.
10.29	(9)	Master Research License and Option Agreement dated June 28, 1996 among Cell Genesys, Japan Tobacco Inc. and Xenotech, L.P.
10.30	(2)	Amendment No. 1 dated November 1997 to the Master Research License and Option Agreement.
10.31	(2)	Stock Purchase and Transfer Agreement dated July 15, 1996 by and between Cell Genesys and Abgenix.
10.32	(1)	Governance Agreement dated July 15, 1996 between Cell Genesys and Abgenix.
10.33	(1)	Amendment No. 1 dated October 13, 1997 to the Governance Agreement.
10.34	(1)	Amendment No. 2 dated December 22, 1997 to the Governance Agreement.
10.35	(2)	Patent Assignment Agreement dated July 15, 1996 by Cell Genesys in favor of Abgenix.
10.36	(11)

Lease Agreement dated July 31, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix.

10.37	(12)	Release and Settlement Agreement dated March 26, 1997 among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.38	(12)	Cross License Agreement effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.39	(12)	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Abgenix, Xenotech, L.P., Japan Tobacco Inc. and GenPharm International, Inc.
10.40	(2)	Agreement dated March 26, 1997 among Xenotech, L.P., Xenotech, Inc., Cell Genesys, Abgenix, Japan Tobacco Inc. and JT Immunotech USA Inc.
10.41	(1)	Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 23, 1996.
10.42	(1)	Excerpts from the Minutes of a Meeting of the Board of Directors of Abgenix, dated October 22, 1997.
10.43	(2)	Exclusive Worldwide Product License dated November 1997 between Xenotech, L.P. and Abgenix.
+10.44	(14)	Multi-Antigen Research License and Option Agreement by and between Abgenix, Inc. and Japan Tobacco Inc. effective December 31, 1999.
+10.45	(14)	Amended and Restated Field License by and among Abgenix, Inc., JT America Inc. and Xenotech L.P. effective December 31, 1999.
10.46	(14)	Agreement to Terminate the Collaboration Agreement by and among Abgenix, Inc., JT America Inc., and Xenotech L.P. effective December 31, 1999.

+10.47	(14)

Agreement to Terminate the Interest of Japan Tobacco Inc. in the Master Research License and Option Agreement by and among Abgenix, Inc., Japan Tobacco Inc. and Xenotech L.P. effective December 31, 1999.

+10.48	(14)	Amendment of the Expanded Field License by and among Abgenix, Inc., JT America Inc. and Xenotech L.P. effective December 31, 1999.
10.49	(14)	Limited Partnership Interest and Stock Purchase Agreement between Abgenix, Inc. and JT America Inc. made December 20, 1999.
+10.50	(14)	License Agreement by and between Abgenix, Inc. and Japan Tobacco Inc. effective December 31, 1999.
10.51	(15)	Lease Agreement dated February 24, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.52	(15)	Lease Agreement dated May 19, 2000 between Ardenwood Corporate Park Associates, a California Limited Partnership and Abgenix, Inc.
10.53	(16)	Acquisition Agreement dated as of September 25, 2000 among Abgenix, Inc., Abgenix Canada Corporation and ImmGenics Pharmaceuticals Inc.
+10.54	(17)	License Agreement among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
+10.55	(17)	License Agreement Amendment among BR Centre Limited, Ingenix Biomedical Inc. and Dr. John W. Schrader, dated May 9, 1994.
10.56	(17)	Assignment Agreement among BR Centre Limited and The University of British Columbia Foundation, dated March 10, 1998.
10.57	(18)	Lease Agreement dated February 8, 2001 between AMB Property, L.P., a Delaware limited partnership, and Abgenix, Inc.
10.58	(19)	Lease dated September 1, 2001 among Townline Ventures 17 Ltd., Abgenix Biopharma Inc. and Abgenix, Inc.
+10.59	(19)

License Agreement among Medical Research Council, Agricultural and Food Research Council Institute of Animal Physiology and Genetics Research of Babraham Hall, Marianne Bruggemann and Cell Genesys, Inc., dated March 29, 1994.

10.60	(19)	First Amendment, dated as of November 30, 2001, to the Lease Agreement, dated as of February 8, 2001, between AMB Property, L.P. and Abgenix, Inc.
10.61	(23)	First Amendment, dated August 31, 2001, to the Lease Agreement, dated February 24, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.62	(23)	First Amendment, dated August 31, 2001, to the Lease Agreement, dated May 19, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.
10.63	(23)	Second Amendment, dated November 7, 2001, to the Lease Agreement, dated May 19, 2000, between Ardenwood Corporate Park Associates, a California Limited Partnership, and Abgenix, Inc.

10.64	(23)

Amendment No. 1, dated January 22, 2002, to the Lease Agreement, dated July 31, 1996, between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivors Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix, Inc.

10.65	(23)

Lease Agreement dated January 22, 2002 between John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77 (John Arrillaga Survivors Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Abgenix, Inc.

10.66	(25)	Sublease, dated as of July 31, 2003, by and between Protein Design Labs, Inc. and Abgenix, Inc.
+10.67	(26)	Collaboration and License Agreement, dated as of October 15, 2003, by and between Abgenix, Inc. and AstraZeneca UK Limited.
+10.68	(31)	Amendment No. 1 to Collaboration and License Agreement, dated as of March 19, 2004, by and between Abgenix, Inc. and AstraZeneca UK Limited.
12.1		Statement Re: Computation of Ratio
21.1	(20)	List of subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 121).
31.1		Certification of William R. Ringo Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of H. Ward Wolff Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of William R. Ringo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of H. Ward Wolff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         +  Confidential treatment granted for portions of these exhibits. Omitted portions have been filed separately with the Commission.

   (1)  Incorporated by reference to the same exhibit filed with Abgenix’s Registration Statement on Form S-1 (File No. 333-49415).

   (2)  Incorporated by reference to the same exhibit filed with Abgenix’s Registration Statement on Form S-1 (File No. 333-49415), portions of which have been granted confidential treatment.

   (3)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Registration Statement on Form S-1 (File No. 33-46452), portions of which have been granted confidential treatment.

   (4)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Registration Statement on Form S-1 (File No. 33-46452).

   (5)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, portions of which have been granted confidential treatment.

   (6)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Annual Report on Form 10-K for the year ended December 31, 1993, portions of which have been granted confidential treatment.

   (7)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, portions of which have been granted confidential treatment.

   (8)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

   (9)  Incorporated by reference to the same exhibit filed with Cell Genesys’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, portions of which have been granted confidential treatment.

(10) Incorporated by reference to the same exhibit filed with Cell Genesys’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(11) Incorporated by reference to the same exhibit filed with Cell Genesys’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(12) Incorporated by reference to the same exhibit filed with Cell Genesys’ Annual Report on Form 10-K for the year ended December 31, 1996, as amended, portions of which have been granted confidential treatment.

(13) Incorporated by reference to the same exhibit filed with Cell Genesys’ Annual Report on Form 10-K for the year ended December 31, 1993.

(14) Incorporated by reference to the same exhibits filed with Abgenix’s Current Report on Form 8-K filed with the Commission on January 27, 2000.

(15) Incorporated by reference to the same exhibits filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16) Incorporated by reference to the same exhibits filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(17) Incorporated by reference to the same exhibits filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18) Incorporated by reference to the same exhibits filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(19) Incorporated by reference to the same exhibits filed with Abgenix’s Registration Statement on Form S-1 (File Number 333-49858).

(20) Incorporated by reference to the same exhibits filed with Abgenix’s Annual Report on Form 10-K for the year ended December 31, 2001.

(21) Incorporated by reference to the same exhibits filed with Abgenix’s Amendment No. 2 to its Registration Statement on Form 8-A (File Number 000-24207).

(22) Incorporated by reference to the same exhibits filed with Abgenix’s Registration Statement on Form S-8 (File Number 333-88232).

(23) Incorporated by reference to the same exhibits filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(24) Incorporated by reference to the same exhibits filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(25) Incorporated by reference to the same exhibit filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(26) Incorporated by reference to exhibit 10.1 filed with Abgenix’s Registration Statement on Form S-3 (File No. 333-112285).

(27) Incorporated by reference to the same exhibit filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(28) Incorporated by reference to the same exhibit filed with Abgenix’s Amendment No. 3 to its Registration Statement on Form 8-A (File No. 000-24207).

(29) Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K the year ended December 31, 2002.

(30) Incorporated by reference to the same exhibit filed with Abgenix’s Annual Report on Form 10-K the year ended December 31, 2003.

(31) Incorporated by reference to the same exhibit filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2004.

(32) Incorporated by reference to the same exhibit filed with Abgenix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(33) Incorporated by reference to the same exhibit filed with Abgenix’s Current Report on Form 8-K filed December 22, 2004.

(34) Incorporated by reference to the same exhibit filed with Abgenix’s Current Report on Form 8-K filed December 15, 2005.

(35) Incorporated by reference to the same exhibit filed with Abgenix’s Current Report on Form 8-K filed September 27, 2005.

(b)          Exhibits.

See Item 15(a)3 above.

(c)           Financial Statement Schedule.

See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Abgenix has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 15th day of March, 2006.

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

Signature	Title	Date
/s/ R. SCOTT GREER	Chairman of the Board	March 15, 2006
R. Scott Greer
/s/ WILLIAM R. RINGO	President and Chief Executive Officer	March 15, 2006
William R. Ringo	(Principal Executive Officer)
/s/ H. WARD WOLFF	Chief Financial Officer and	March 15, 2006
H. Ward Wolff	Senior Vice President, Finance
(Principal Financial and Accounting Officer)
/s/ M. KATHLEEN BEHRENS, PH.D.	Director	March 15, 2006
M. Kathleen Behrens, Ph.D.
/s/ RAJU S. KUCHERLAPATI, PH.D.	Director	March 15, 2006
Raju S. Kucherlapati, Ph.D.
/s/ KENNETH B. LEE, JR.	Director	March 15, 2006
Kenneth B. Lee, Jr.
/s/ MARK B. LOGAN	Director	March 15, 2006
Mark B. Logan
/s/ THOMAS G. WIGGANS	Director	March 15, 2006
Thomas G. Wiggans

ABGENIX, INC.

INDEX TO EXHIBITS*

EXHIBIT	ITEM
12.1	Statement Re: Computation of Ratio
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 121).
31.1	Certification of William R. Ringo Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of H. Ward Wolff Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of William R. Ringo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of H. Ward Wolff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Only exhibits actually filed are listed. Item 15(a)(3) of this Report on Form 10-K sets forth exhibits incorporated by reference.